Form 10-Q
period 1996-03-31
YOUNG BROADCASTING INC /DE/
filed 1996-05-14
CIK 929144

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            ========================================================
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER:
     MARCH 31, 1996                                             0-25042


                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                13-3339681
(State of other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                         identification no.)

                              599 LEXINGTON AVENUE
                           NEW YORK,  NEW YORK 10022
                    (Address of principal executive offices)


Registrant's telephone number, including area code:         (212)  754-7070


                          ____________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----
                          ____________________________

     Number of shares of  Common Stock outstanding as of April 30, 1996:
4,877,327 shares of Class A Common Stock, 2,029,620 shares of Class B Common Stock, and 3,563,473 shares of Class C Common Stock.

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I                                                                                                          Page
                                                                                                                ----

     Item 1. Financial Statements.
                Consolidated Balance Sheets as of December 31, 1995 and March 31, 1996  ........................ 2

                Consolidated Statements of Operations for the Three Months Ended March 31,
                1995 and 1996................................................................................... 4

                Consolidated Statements of Stockholders' Equity (Deficit) for the Three Months
                Ended March 31, 1996............................................................................ 5

                Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 1995 and 1996......................................................................... 6

                Notes to Consolidated Financial Statements...................................................... 7

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results
             of Operations...................................................................................... 9

Part II.

     Item 6. Exhibits and Reports on Form 8-K................................................................... 15

Signatures...................................................................................................... 16


ITEM 1. FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                            December 31,   MARCH 31,
                                                                                1995         1996
                                                                            -----------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                  $  3,425,633   $ 81,260,630
 Trade accounts receivable, less allowance for doubtful accounts of
  $785,000 in 1995 and $809,000 in 1996                                       27,431,914     21,489,401
 Current portion of loans receivable - officers                                  808,783        793,831
 Current portion of program license rights                                     6,426,198      4,966,821
 Prepaid expenses                                                                956,052        945,601
                                                                            -----------------------------
Total current assets                                                          39,048,580    109,456,284
                                                                            -----------------------------

Property and equipment
 Land and land improvements                                                    5,165,489      5,165,489
 Buildings and building improvements                                          23,094,346     23,094,346
 Broadcast equipment                                                          87,023,341     87,395,227
 Office furniture, fixtures and other equipment                                5,306,416      5,335,719
 Vehicles                                                                      1,385,790      1,611,035
                                                                            -----------------------------
                                                                             121,975,382    122,601,816
 Less accumulated depreciation and amortization                              (62,844,245)   (66,126,468)
                                                                            -----------------------------
Net property and equipment                                                    59,131,137     56,475,348

Program license rights, excluding current portion                              3,180,397      2,698,582
Deposits and other assets                                                      1,545,285      1,465,069
Loans receivable - officers, excluding current portion                         1,194,175      1,194,175
Broadcasting licenses and other intangibles, less accumulated amortization
 of $63,852,304 in 1995 and $66,068,887 in 1996                              180,722,385    178,494,359
Deferred charges less accumulated amortization of $1,536,057 in 1995 and      11,275,993     14,709,970
 $2,128,281 in 1996


                                                                            -----------------------------
TOTAL ASSETS                                                                $296,097,952   $364,493,787
                                                                            =============================


See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                                           December 31,     MARCH 31,
                                               1995            1996
                                        -------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable                 $   4,482,852   $   3,711,976
   Accrued expenses:
    Interest                                  6,920,874       9,689,880
    Other                                     3,391,684       1,750,855
                                         -------------------------------
 Total accrued expenses                      10,312,558      11,440,735
   Current installments of program license
    liability                                 5,817,936       4,666,347
   Current installments of long-term debt       907,834         934,834

      Current installments of
       obligations under capital leases          48,335          43,728
                                         -------------------------------
Total current liabilities                    21,569,515      20,797,620

Program license liability, excluding
 current installments                         3,035,951       2,445,425
  Long-term debt, excluding current
   installments                              51,949,014       2,249,196
11.75% Senior Subordinated Notes            120,000,000     120,000,000
10.125% Senior Subordinated Notes           125,000,000     125,000,000
9% Senior Subordinated Notes                     -          125,000,000
Obligations under capital leases,
 excluding current installments                  87,589          79,244
                                         -------------------------------
Total liabilities                           321,642,069     395,571,485
                                        -------------------------------

Stockholders' deficit:
   Class A Common Stock, $.001 par
    value. Authorized 20,000,000
    shares; issued and outstanding
    4,955,088 shares at 1995 and
    4,871,390 at 1996                             4,955           4,872

   Class B Common Stock, $.001 par
    value. Authorized 20,000,000
    shares; issued and outstanding
    2,029,620 shares at 1995 and 1996             2,029           2,029

   Class C Common Stock, $.001 par
    value. Authorized 20,000,000
    shares;  issued and outstanding
    3,563,473 at 1995 and 1996                    3,564           3,564

   Additional paid-in capital               128,051,024     125,855,972
   Accumulated deficit                     (153,605,689)   (156,944,135)
                                         -------------------------------
Total stockholders' deficit                 (25,544,117)    (31,077,698)
                                        -------------------------------





                                        -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $ 296,097,952   $ 364,493,787
                                        ===============================

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                           Three Months ended March 31,
                                                 1995          1996
                                           --------------------------

Net operating revenue                      $26,973,463    27,699,023
                                           --------------------------

Operating expenses                           6,817,503     6,802,347
Amortization of program license rights       1,554,601     1,754,416
Selling, general and administrative          5,931,798     6,431,305
 expenses
Depreciation and amortization                6,191,644     6,164,052
Corporate overhead                             751,510     1,084,510
Non-cash compensation paid in Common Stock     437,982         -
Operating income                             5,288,425     5,462,393
                                        -----------------------------

 Interest income                                90,783       924,936
 Interest expense                           (7,987,460)   (9,697,839)
 Other expense, net                            (56,526)      (27,936)
                                        -----------------------------
                                            (7,953,203)   (8,800,839)

Net loss                                  $ (2,664,778)  $(3,338,446)
                                        =============================


Net loss per common share                 $      (0.25)  $     (0.32)
                                        =============================

Weighted average shares                     10,823,147    10,466,634
                                        =============================



See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)

                                  (Unaudited)

                                          COMMON STOCK                              ADDITIONAL                        TOTAL
                                        --------------                               PAID-IN      ACCUMULATED      STOCKHOLDERS'
                                             CLASS A      CLASS B      CLASS C       CAPITAL         DEFICIT      EQUITY (DEFICIT)
                                        --------------- ------------ ------------- -------------- --------------- -----------------

Balance at December 31, 1995............        $4,955       $2,029       $3,564   $128,051,024   ($153,605,689)     ($25,544,117)

    Repurchase and retirement of Class A
      Common Stock......................          (111)           -            -     (2,923,693)              -        (2,923,804)

    Contribution of shares into
     Company's
      defined contribution plan.........            28            -            -        728,641               -           728,669

    Net loss for March 31, 1996.........             -            -            -              -      (3,338,446)       (3,338,446)
                                        --------------- ------------ ------------- -------------- ----------------- ----------------


Balance at March 31, 1996...............        $4,872       $2,029       $3,564   $125,855,972   ($156,944,135)     ($31,077,698)
                                        =============== ============ ============= ============== ================= ================





See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months ended March 31,
                                                                                       1995              1996
                                                                                -----------------------------------
OPERATING ACTIVITIES
Net loss                                                                         $ (2,664,778)       $ (3,338,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization of property and equipment                          3,434,291           3,369,717
   Amortization of program license rights                                           1,554,601           1,754,416

   Amortization of broadcasting licenses, other intangibles and deferred
    charges                                                                         2,757,353           2,794,335

   Non-cash compensation paid in Common Stock                                         437,982               -
   Non-cash interest expense on outstanding indebtedness                              107,508              91,980
   Decrease in trade accounts receivable                                            3,253,517           5,957,465
   Increase in prepaid expenses                                                      (215,633)             (1,335)
   Increase (decrease) in trade accounts payable                                    1,101,293            (468,538)
   Increase in accrued expenses                                                     2,560,092           1,856,848
                                                                                -----------------------------------
Net cash provided by operating activities                                          12,326,226          12,016,442
                                                                                -----------------------------------


INVESTING ACTIVITIES
Capital expenditures                                                               (1,812,571)           (718,460)
(Increase) decrease in deposits and  other assets                                     (64,255)             80,216
Increase in broadcast licenses and other intangibles                                  (18,978)              -
                                                                                -----------------------------------
Net cash used in investing activities                                             (1,895,804)            (638,244)
                                                                                -----------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public subordinated debt                                    -               125,000,000
Principal payments on long-term debt                                              (3,000,000)         (49,764,798)
Deferred acquisition and debt refinancing costs incurred                            (292,364)          (3,986,522)
Repurchase of Class A Common Stock                                                    -                (2,923,804)
Principal payments under capital lease obligations                                  (132,858)             (12,952)
Payments on programming license liabilities                                       (1,798,611)          (1,855,125)
                                                                                -----------------------------------
Net cash (used in) provided by financing activities                               (5,223,833)          66,456,799
                                                                                -----------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          5,206,589           77,834,997
Cash and cash equivalents at beginning of year                                     6,304,402            3,425,633
                                                                                -----------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                            $11,510,991         $ 81,260,630
                                                                                ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $ 4,592,916         $  6,804,156
Income taxes paid                                                                $    -              $     -


See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



1. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of nine network affiliated (three with CBS, and Six with ABC) commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York and Virginia. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of results for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2. NEW SENIOR SUBORDINATED NOTES

On January 16, 1996, the Company sold $125.0 million aggregate principal amount of 9% Senior Subordinated Notes (the "January 1996 Notes") due 2006 to Merrill Lynch & Co. and J.P. Morgan Securities Inc. (the "Initial Purchasers") pursuant to a purchase agreement dated January 9, 1996. The Initial Purchasers subsequently resold the January 1996 Notes to qualified institutional buyers in reliance upon Rule 144A under the Securities Act of 1933.

The net proceeds of the January 1996 Notes, approximately $121.9 million after deducting the Initial Purchasers' discounts, was used to repay all outstanding indebtedness including accrued interest under the Senior Credit Facility of approximately $50.0 million. The Company invested the remaining net proceeds, approximately $71.9 million, in low risk commercial paper. The Company used approximately $56.2 million of the remaining net proceeds to finance the Quad Cities acquisition and the balance will be used to partially finance the Midcontinent acquisition (see Note 3 regarding pending acquisitions).

3. ACQUISITIONS

On April 15, 1996, the Company acquired from Broad Street Television, L.P. ("Quad Cities") the assets of KWQC-TV, Channel 6, in Davenport, Iowa, for approximately $55 million. This acquisition will be accounted for as a purchase. A substantial portion of the purchase price was allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years.

On January 11, 1996, the Company entered into an agreement with Midcontinent Television of South Dakota, a wholly owned subsidiary of Midcontinent Media, Inc. of Minneapolis,

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)





Minnesota, ("Midcontinent") to acquire from Midcontinent the assets of KELO-TV, Channel 11, in Sioux Falls, South Dakota and its satellite stations for approximately $50 million plus outstanding receivables of the stations. The acquisition will be accounted for as a purchase. It is anticipated that a substantial portion of the purchase price will be allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The Midcontinent acquisition has received FCC approval and it is anticipated that the closing will occur in the second quarter of 1996.

On May 10, 1996, the Company entered into an agreement with The Walt Disney Company ("Disney") to acquire from Disney the assets of KCAL-TV, Channel 9, in Los Angeles, California for $368 million plus $17 million for net working capital. This acquisition will be accounted for as a purchase. It is anticipated that a substantial portion of the purchase price will be allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The Disney acquisition is subject to, among other things, FCC approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

          The operating revenues of the Company's stations are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The stations' primary operating expenses are for employee compensation, news gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

          Advertising is sold for placement within and adjoining a station's network and locally originated programming. Advertising is sold in time increments and is priced primarily on the basis of a program's popularity among the specific audience an advertiser desires to reach, as measured principally by periodic audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a national television network can be affected by ratings of network programming.

          Most advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 54% of the annual gross revenue of the Company's stations is generated from local advertising, which is sold by a station's sales staff directly to local accounts, and the remainder of the advertising revenue primarily represents national advertising, which is sold by a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising, and, on national advertising, the stations also pay commissions to the national sales representative.

          The advertising revenues of the Company's stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenues are generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

          "Broadcast cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          The following table sets forth certain operating data for the quarters ended March 31, 1995 and 1996:

                                                             Quarter  Ended March 31
                                                             -----------------------
                                                             1995         1996
                                                             ----         ----
                                                           (dollars in thousands)
Operating Income...................................       $ 5,288    $ 5,462
Add:
 Amortization of Program License Rights............         1,555      1,754
 Depreciation and Amortization.....................         6,192      6,164
 Corporate Overhead................................           751      1,085
 Non-Cash Compensation Paid in Common Stock........           438          -

Less:
 Payments for Program License Liabilities..........        (1,799)    (1,855)
                                                        ----------------------
Broadcast Cash Flow................................       $12,425    $12,610
                                                        ======================


TELEVISION REVENUES

          Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                        Quarter Ended March 31,
                                     1995                    1996
                                     ----                    ----
                                 Amount        %       Amount       %
                                 ------       --       ------       --
                                         (dollars in thousands)
Revenues
 Local...................   $16,770            53.4    $17,295    53.7
 National................    10,935            34.8     10,867    33.7
 Network.................     2,472             7.9      2,601     8.1
 Political...............       156             0.5        399     1.2
 Production/Other........     1,075             3.4      1,080     3.3
                         ----------         --------------------------
  Total..................    31,408           100.0     32,242   100.0

Commissions..............    (4,435)          (14.1)    (4,543)  (14.1)
                         ----------         --------------------------

Net Revenue..............   $26,973            85.9    $27,699    85.9
                         ==========         ==========================


RESULTS OF OPERATIONS

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995

          Net revenues for the quarter ended March 31, 1996 were $27.7 million, an increase of $726,000, or 2.7%, compared to $27.0 million for the quarter ended March 31, 1995. Improvement in various local market economies led to an increase in the Company's gross local revenue of 3.1%, while gross national was down slightly for 1996 compared to the same quarter in 1995. Network compensation in 1996 increased $129,000, or 5.2%, with $103,000 of such increase attributable to the network affiliation switch and new compensation arrangement at the Company's Rockford, Illinois station (WTVO-TV).

          Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 1996 were $13.2 million, compared to $12.7 million for the quarter ended March 31, 1995, an increase of $484,000, or 3.8%. The increase was primarily attributable to higher local sales commissions resulting from higher sales volume and a Company wide sales incentive program to increase revenues and new business at the stations.

          Amortization of program license rights for the quarter ended March 31, 1996 was $1.8 million, compared to $1.6 million for the quarter ended March 31, 1995, an increase of $200,000, or 12.9%.

          Depreciation of property and equipment and amortization of intangible assets was $6.2 million for the quarters ended March 31, 1996 and March 31, 1995.

          The Company made payments for program license liabilities of $1.9 million during the quarter ended March 31, 1996, compared to $1.8 million for the quarter ended March 31, 1995, an increase of $56,000, or 3.1%.

          Corporate overhead for the quarter ended March 31, 1996 was $1.1 million, compared to $751,000 for the comparable period in 1995, an increase of $334,000, or 45%. This increase was the result of additional personnel costs in 1996.

          Non-cash compensation paid in Common Stock was $438,000 for the quarter ended March 31, 1995. These amounts represented non-cash charges for the issuance in 1995 of Common Stock options to a key employee as part of his employment agreement.

          Interest income for the quarter ended March 31, 1996 was $873,000. This amount is primarily attributable to the higher cash levels resulting from the Company's $125 million 9% Senior Subordinated Notes Offering in January 1996 (the "January 1996 Notes Offering"). Approximately $71.9 million remained after the repayment of approximately $50.0 million under the Senior Credit Facility which was invested in low risk commercial paper.

          Interest expense for the quarter ended March 31, 1996 was $9.7 million, compared with $8.0 million for the comparable period in 1995, an increase of $1.7 million, or 21.3%. The increase is primarily attributable to the Company's higher debt level following the January 1996 Notes Offering.

          At March 31, 1996 the Company had a $25 million interest rate swap agreement which expired on April 18, 1996. The interest expense resulting from this swap agreement amounted to $231,000 in the first quarter of 1995 and $262,000 in the first quarter of 1996. This interest rate swap agreement was the only derivative instrument held by the Company at March 31, 1996. At March 31, 1996, fixed rate debt and interest rate swap agreements comprised all of the Company's total debt.

          As a result of the factors discussed above, the net loss for the Company was $3.3 million for the quarter ended March 31, 1996, compared with a loss of $2.7 million for the same period in 1995, an increase of $674,000, or 25.3%.

          Broadcast cash flow for the quarter ended March 31, 1996 was $12.6 million, compared with $12.4 million for the quarter ended March 31, 1995, an increase of $185,000, or 2%. As a result, the broadcast cash flow margin (broadcast cash flow divided by net revenues) for the quarter ended March 31, 1996 was 46% as it was for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity are cash flow from operations and the funds available under its Senior Credit Facility.

          The indentures relating to the Company's Senior Subordinated Notes (the "Indentures") impose certain limitations on the ability of the Company and certain of its subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to such notes, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

          Prior to the Company's $125 million 10 1/8% Senior Subordinated Notes Offering in June 1995 (the "June 1995 Notes Offering"), the Senior Credit Facility provided for borrowings of up to an aggregate of $200.0 million in the form of (i) a six and one-quarter year amortizing term loan facility in the amount of $120.0 million ("Facility A"), (ii) a seven and one-quarter year amortizing term loan facility in the amount of $55.0 million ("Facility B"), and
(iii) a revolving credit facility in the amount of $25.0 million which matures after six and one-quarter years ("Facility C").

          The Company used approximately $53.9 million of the net proceeds of the June 1995 Notes Offering to repay Facility B in full. The Company used the remaining net proceeds of approximately $66.9 million to repay a portion of the outstanding indebtedness under Facility A. The Company used approximately $50.0 million of the net proceeds of the January 1996 Notes Offering to repay in full the outstanding principal indebtedness and accrued interest under the Senior Credit Facility.

          Concurrently with the closing of the June 1995 Notes Offering, the Company entered into an amendment (the "June 1995 Amendment") to the Senior Credit Facility which provides the Company with the ability to effect a reborrowing under Facility A prior to December 12, 1996 of up to an aggregate amount of approximately $61.9 million in connection with the acquisition of one or more television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) the acquisition must be approved by a majority of the lenders under the Senior Credit Facility,
(ii) each of the acquired stations has positive cash flow, (iii) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (iv) the Company can demonstrate that after giving pro forma effect to each such acquisition, the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility.

          Pursuant to the June 1995 Amendment, the revolving Facility was increased from $25.0 million to $80.0 million. The Company is permitted to borrow at any time up to $65.0 million of such $80.0 million for acquisitions approved by a majority of the lenders under the Senior Credit Facility and which meet the criteria set forth in clauses (ii), (iii) and (iv) above. Undrawn amounts under Facility C are available to the Company for working capital requirements and general corporate purposes. At March 31, 1996, there were no amounts outstanding under Facility C.

          In December 1995, the Company entered into an amendment (the "December 1995 Amendment") to the Senior Credit Facility which permitted the Company to effect the January 1996 Notes Offering. In addition, the December 1995 Amendment permitted the Company to utilize up to $20.0 million of its borrowing availability under the Senior Credit Facility for the purpose of repurchasing shares of its Common Stock, subject to the limitations set forth in the Indentures.

          Interest under Facilities A and C is payable at the Company's option of the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging from 0.50% based upon a ratio under 4:1 to 2.875% based upon a 6:1 or greater ratio.

          The Senior Credit Facility is secured by the pledge of all the stock of the subsidiaries and a first priority lien on all of the assets of the Company. Each of the subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility.

          The Senior Credit Facility imposes restrictions on the Company's ability to incur additional indebtedness. The Company is permitted to incur, subject to the terms of the Indentures, unsecured subordinated debt, provided that the lenders' commitments are reduced by the amount of the proceeds and such proceeds are used to repay the outstanding balance of Facility A until the Company's debt to operating cash flow ratio is less than 4.5x. The Company may also incur, subject to the terms of the Indentures and subject in the case of the acquisition of related businesses to the approval of a majority of the lenders, unsecured debt of up to $10 million in the aggregate to acquire television stations or related businesses which, when taken as a combined entity with the Company, satisfy certain financial covenants. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Company is prohibited from making investments or advances to third parties exceeding $6 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures. The Senior Credit Facility also requires the Company to maintain certain financial ratios.

          The Company regularly enters into program contracts for the right to broadcast television programs produced by others and program commitments for the right to broadcast programs in the future. Such programming commitments are generally made to replace expiring or canceled program rights. Payments under such contracts are made in cash or the concession of advertising spots to the program provider to resell, or a combination of both.

          The Company from time to time investigates alternatives for replacing or refinancing its existing Senior Credit Facility. Any such replacement or refinancing may or may not have terms and conditions, including restrictive covenants and maintenance tests, similar to those in the Senior Credit Facility.

          The Company anticipates that its operating cash flow, together with the amounts available under the Senior Credit Facility, will be sufficient to finance the operating requirements of its stations, debt service requirements and anticipated capital expenditures.

          The Company financed the Quad Cities acquisition with approximately $56.2 million from the proceeds of the January 1996 Notes Offering and $1 million which had been deposited by the Company in escrow. The Company intends to use its available cash on hand, including the remaining net proceeds of the January 1996 Notes Offering, borrowings under the Senior Credit Facility and a $3.0 million purchase note for the financing of the Midcontinent acquisition (having an expected purchase price of approximately $52.0 million). Prior to the application of the remaining net proceeds of the January 1996 Notes Offering (after repayment of the Senior Credit Facility in full and the consummation of the Quad Cities acquisition, approximately $15.7 million), the Company will maintain such net proceeds in an interest-bearing account or invested in United States government securities or other interest-bearing investment grade securities.

          The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. Certain of these opportunities may result in extensive negotiations with the prospective seller. Other than the Midcontinent acquisition, the Company does not presently have any agreements to acquire or sell any television stations. The Midcontinent acquisition will be accounted for as a purchase. It is anticipated that a substantial portion of the purchase price will be allocated to intangible assets. Such intangible assets will be amortized over their estimated lives which will not exceed 40 years.

INCOME TAXES

          The Company and its subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company anticipates making use of its net operating loss carry forward to the maximum extent possible to reduce its future tax liabilities. Future utilization of a significant portion of the Company's net operating losses for federal income tax purposes will be subject to an annual limitation.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.


         (a) Exhibits.

Exhibit
Number           Exhibit Description
- - ------           -------------------

11               Statement Re Computation of Per Share Earnings.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of the year ending December 31, 1996:

          1. Current Report on Form 8-K filed January 22, 1996 reporting the Midcontinent acquisition.

          2. Current Report on Form 8-K filed February 14, 1996 reporting the release of the Company's financial results as of and for the year ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               YOUNG BROADCASTING INC.

Date:    May 8, 1996                           By: /s/ Vincent J. Young
                                                   ---------------------
                                                       Vincent J. Young
                                                       Chairman



Date:    May 8, 1996                           By: /s/ James A. Morgan
                                                   ---------------------
                                                       James A. Morgan
                                                       Executive Vice President
                                                       and Chief Financial
                                                       Officer
                                                       (principal financial
                                                        officer)