Form 10-Q
period 1996-06-30
YOUNG BROADCASTING INC /DE/
filed 1996-08-07
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549

                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER:
     JUNE 30, 1996                                              0-25042


                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                                13-3339681
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

                              Yes   X     No
                                  -----     -----

                          ____________________________

Number of shares of  Common Stock outstanding as of July 31, 1996:   4,887,264
shares of Class A Common Stock, 2,029,620 shares of Class B Common Stock, and 3,563,473 shares of Class C Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I                                                                                                      Page
                                                                                                            ----
 Item 1. Financial Statements
         Consolidated Balance Sheets as of December 31, 1995 and June 30, 1996..............................  2

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1996....  4

         Consolidated Statements of Stockholders' Equity (Deficit) for the Six  Months Ended June 30, 1996..  5

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1996..............  6

         Notes to Consolidated Financial Statements.........................................................  7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............  9

Part II

 Item 6. Exhibits and Reports on Form 8-K...................................................................  17

Signatures..................................................................................................  18


ITEM 1. FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                          December 31,     JUNE 30,
                                              1995           1996
                                        -----------------------------
Assets

Current assets:
 Cash and cash equivalents                $  3,425,633   $  7,933,613
 Trade accounts receivable, less
  allowance for doubtful accounts of
  $785,000 in 1995 and $788,000 in 1996     27,431,914     30,613,847
 Current portion of loans receivable -
  officers                                     808,783        549,420
 Current portion of program license rights   6,426,198      3,774,646
 Prepaid expenses                              956,052      1,775,130
                                        -----------------------------
Total current assets                        39,048,580     44,646,656
                                        -----------------------------

Property and equipment
 Land and land improvements                  5,165,489      6,062,065
 Buildings and building improvements        23,094,346     29,115,605
 Broadcast equipment                        87,023,341    116,037,180
 Office furniture, fixtures and other
  equipment                                  5,306,416      7,304,878
 Vehicles                                    1,385,790      2,496,144
                                        -----------------------------
                                           121,975,382    161,015,872
 Less accumulated depreciation and
  amortization                             (62,844,245)   (69,853,745)
                                        -----------------------------
Net property and equipment                  59,131,137     91,162,127

Program license rights, excluding
 current portion                             3,180,397      2,351,679
Deposits and other assets                    1,545,285        667,829
Loans receivable - officers, excluding
 current portion                             1,194,175      1,194,175
Broadcasting licenses and other
 intangibles, less accumulated
 amortization of $63,852,304 in
 1995 and $68,636,222 in 1996              180,722,385    246,625,428

Deferred charges less accumulated
 amortization of $1,536,057 in 1995 and
 $2,725,519 in 1996                         11,275,993     13,635,941




                                        -----------------------------
TOTAL ASSETS                              $296,097,952   $400,283,835
                                        =============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                                                                                 December 31,       JUNE 30,
                                                                                     1995             1996
                                                                             ---------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Trade accounts payable                                                          $   4,482,852   $   5,124,461
 Accrued expenses:
  Interest                                                                           6,920,874      12,168,460
  Other                                                                              3,391,684       4,022,671
                                                                             ---------------------------------
 Total accrued expenses                                                             10,312,558      16,191,131
 Current installments of program license liability                                   5,817,936       3,809,437
 Current installments of long-term debt                                                907,834         961,850
 Current installments of obligations under capital leases                               48,335          40,301
                                                                             ---------------------------------
Total current liabilities                                                           21,569,515      26,127,180

Program license liability, excluding current installments                            3,035,951       2,243,526
Long-term debt, excluding current installments                                      51,949,014      30,714,176
11.75% Senior Subordinated Notes                                                   120,000,000     120,000,000
10.125% Senior Subordinated Notes                                                  125,000,000     125,000,000
9% Senior Subordinated Notes                                                                 -     125,000,000
Obligations under capital leases, excluding current installments                        87,589          70,707
Total liabilities                                                                  321,642,069     429,155,589
                                                                             ---------------------------------


Stockholders' deficit:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares;
  issued and outstanding 4,955,088 shares at 1995 and 4,887,264 at 1996                  4,955           4,888

 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares;
  issued and outstanding 2,029,620 shares at 1995 and 1996                               2,029           2,029

 Class C Common Stock, $.001 par value. Authorized 20,000,000 shares;
   issued and outstanding 3,563,473 at 1995 and 1996                                     3,564           3,564

 Additional paid-in capital                                                        128,051,024     126,184,867
 Accumulated deficit                                                              (153,605,689)   (155,067,102)
                                                                             ---------------------------------
Total stockholders' deficit                                                        (25,544,117)    (28,871,754)
                                                                             ---------------------------------


                                                                             ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 296,097,952   $ 400,283,835
                                                                             =================================

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                1995            1996            1995            1996
                                                           -------------------------------------------------------------
Net operating revenue                                       $32,370,608    $ 36,059,925    $  59,344,071   $  63,758,948
                                                           -------------------------------------------------------------

Operating expenses                                            6,973,067       7,741,436       13,790,570      14,543,783
Amortization of program license rights                        1,517,166       1,880,296        3,071,767       3,634,712
Selling, general and administrative expenses                  5,865,927       6,449,859       11,797,725      12,881,164
Depreciation and amortization                                 6,258,534       6,909,265       12,450,178      13,073,317
Corporate overhead                                              814,705       1,086,563        1,566,215       2,171,073
Non-cash compensation                                                 -          15,400          437,982          15,400
                                                           -------------------------------------------------------------
Operating income                                             10,941,209      11,977,106       16,229,634      17,439,499
                                                           -------------------------------------------------------------

Interest income                                                 124,983         357,158          215,766       1,282,094
Interest expense, net                                        (8,082,045)    (10,044,415)     (16,069,505)    (19,742,254)
Other expense, net                                              (35,225)       (412,816)         (91,751)       (440,752)
                                                           -------------------------------------------------------------
                                                             (7,992,287)    (10,100,073)     (15,945,490)    (18,900,912)
                                                           -------------------------------------------------------------
Income (loss) before extraordinary item                       2,948,922       1,877,033          284,144      (1,461,413)
Extraordinary loss on extinguishment of debt                 (9,125,000)              -       (9,125,000)              -
                                                           -------------------------------------------------------------
Net income (loss)                                           $(6,176,078)   $  1,877,033    $  (8,840,856)  $  (1,461,413)
                                                           =============================================================

Earnings (loss) per common share
  Primary
    Before extraordinary item                                     $0.27           $0.17    $        0.03   $       (0.14)
                                                           =============================================================
    Net income (loss)                                            $(0.57)          $0.17    $       (0.82)  $       (0.14)
                                                           =============================================================

  Fully diluted
    Before extraordinary item                                     $0.26           $0.17    $        0.03   $       (0.14)
                                                           =============================================================
    Net income (loss)                                            $(0.57)          $0.17    $       (0.82)  $       (0.14)
                                                           =============================================================


See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)

                                  (Unaudited)


                                                 COMMON STOCK                   ADDITIONAL                TOTAL
                                        ----------------------------     PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                          CLASS A   CLASS B  CLASS C     CAPITAL        DEFICIT      EQUITY (DEFICIT)
                                        ----------------------------------------------------------------------------
Balance at December 31, 1995............   $4,955    $2,029   $3,564  $128,051,024   ($153,605,689)     ($25,544,117)

    Repurchase and retirement of Class A
      Common Stock......................     (111)        -        -    (2,923,693)              -        (2,923,804)

    Contribution of shares into Company's
      defined contribution plan.........       28         -        -       728,641               -           728,669

    Exercise of common stock options....       16         -        -       313,495               -           313,511

    Issuance of common stock options
       below market value...............        -         -        -        15,400               -            15,400

    Net loss for June 30, 1996..........        -         -        -             -      (1,461,413)       (1,461,413)
                                        ----------------------------------------------------------------------------
Balance at June 30, 1996................   $4,888    $2,029   $3,564  $126,184,867   ($155,067,102)     ($28,871,754)
                                        ============================================================================

         See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Six Months Ended June 30,
                                               1995            1996
                                        -------------------------------
OPERATING ACTIVITIES
Net loss                                  $  (8,840,856)  $  (1,461,413)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Depreciation and amortization of            6,911,732       7,099,937
   property and equipment
  Amortization of program license rights      3,071,767       3,634,712
  Amortization of broadcasting
   licenses, other intangibles and            5,538,446       5,973,380
   deferred charges

  Non-cash compensation                         437,982          15,400
  Non-cash interest expense on                  214,739         183,976
   outstanding indebtedness
  Extraordinary loss on extinguishment        9,125,000               -
   of debt
  Deferred acquisition and debt              (3,437,500)     (3,125,000)
   refinancing costs incurred
  (Increase) decrease in trade accounts      (1,159,547)        808,093
   receivable
  Increase in prepaid expenses                 (221,077)       (729,534)
  Decrease in trade accounts payable           (786,778)       (332,672)
      (Decrease) increase in accrued         (3,259,328)      6,119,405
       expenses and other liabilities
Net cash provided by operating                7,594,580      18,186,284
 activities
                                        -------------------------------

INVESTING ACTIVITIES
Purchase of KWQC-TV                                   -     (57,173,000)
Purchase of KELO-TV                                   -     (51,281,308)
Capital expenditures                         (2,938,831)     (1,634,703)
(Increase) decrease in deposits and            (166,555)        877,756
 other assets
Decrease in broadcast licenses and               31,347               -
 other  intangibles
                                        -------------------------------
Net cash used in investing activities        (3,074,039)   (109,211,255)
                                        -------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public            125,000,000     125,000,000
 subordinated debt
Borrowings from working capital facility      3,500,000      25,400,000
Principal payments on long-term debt       (129,846,161)    (46,764,798)
Deferred acquisition and debt                (2,026,466)     (1,743,280)
 refinancing costs incurred
Repurchase of Class A Common Stock                    -      (2,923,804)
Proceeds from exercise of Common Stock           50,000         313,511
 options
Principal payments under capital lease         (201,362)        (24,916)
 obligations
Payments on programming license              (3,221,885)     (3,723,762)
 liabilities
Net cash (used in) provided by               (6,745,874)     95,532,951
 financing activities
                                        -------------------------------

NET (DECREASE) INCREASE IN CASH              (2,225,333)      4,507,980
Cash and cash equivalents at beginning        6,304,402       3,425,633
 of year
CASH AND CASH EQUIVALENTS AT JUNE 30      $   4,079,069   $   7,933,613
                                        ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Interest paid                             $  16,945,932   $  14,304,146
Income taxes paid                         $       -       $     -

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  Principles of Consolidation


The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (four with CBS, six with ABC and one with NBC) commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa and South Dakota. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of results for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  Acquisitions


On April 15, 1996, the Company acquired from Broad Street Television, L.P. ("Quad Cities") the assets of KWQC-TV, Channel 6, in Davenport, Iowa, for approximately $55 million plus outstanding receivables of the station. This acquisition was accounted for as a purchase. A substantial portion of the purchase price was allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The Quad Cities acquisition was financed with approximately $56.2 million of net proceeds from the January 1996 $125 million 9% Senior Subordinated Notes Offering (the "January 1996 Notes Offering") due 2006.

On May 31, 1996, the Company acquired from Midcontinent Television of South Dakota, a wholly owned subsidiary of Midcontinent Media, Inc. of Minneapolis, Minnesota, ("Midcontinent") the assets of KELO-TV, Channel 11, in Sioux Falls, South Dakota and its satellite stations for approximately $50 million plus outstanding receivables of the stations. This acquisition was accounted for as a purchase. A substantial portion of the purchase price was allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The Midcontinent acquisition was financed with approximately $15.7 million of net proceeds from the January 1996 Notes Offering, $25.4 million under the Senior Credit Facility, a $3 million promissory note and the remaining balance from cash balances of the Company.

The following pro forma information gives effect to the Acquisitions of KWQC-TV and KELO-TV (including expense reductions) and the new affiliation agreement as if they had been effected on January 1, 1995 and 1996. The pro forma information for the three months and six months ended June 30, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.



                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                                1995 (1) 1996 (1)         1995 (1)   1996 (1)
                                                                ----     ----             ----       ----
                                                            (DOLLARS IN THOUSANDS)     (DOLLARS IN THOUSANDS)

Net Revenues (2)............................................  $38,858    $38,894         $ 71,694    $72,949
Operating Income............................................   12,663     12,994           19,329     20,415
Income (loss) before extraordinary item ....................    1,941      1,954           (2,179)    (1,631)
Net income (loss) applicable to common stockholders.........   (7,184)     1,954          (11,304)    (1,631)

Net income (loss) per common share:
          Primary and Fully Diluted.........................  $ (0.66)   $  0.18        $  (1.04)    $ (0.16)

(1) Pro forma adjustments to 1995 net revenues include additional annualized network compensation under the new WTVO and KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $200,000 and $400,000 for the three and six months ended June 30, 1995, respectively. Pro forma adjustments to 1996 net revenues include additional network compensation under the new KWQC and KELO affiliation agreements of $72,000 and $182,000 for the three and six months ended June 30,1996.

    Pro forma adjustments for 1995 include expense reductions of approximately $792,000 and $1.6 million and the elimination of the Quad Cities station management fee for the three and six months ended June 30, 1995, respectively. Pro forma adjustments for 1996 include expense reductions of approximately $306,000 and $1.1 million and the elimination of the Quad Cities station management fee for the three and six months ended June 30, 1996, respectively.

(2) Net revenues are total revenues net of agency and national representation commissions.


3.  Pending Acquisition


On May 10, 1996, the Company entered into an agreement with a subsidiary of The Walt Disney Company ("Disney") to acquire from Disney the assets of KCAL-TV, Channel 9, in Los Angeles, California for $368 million plus $17 million for net working capital. This acquisition will be accounted for as a purchase. It is anticipated that a substantial portion of the purchase price will be allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The Disney acquisition is subject to, among other things, FCC approval.

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

The following table sets forth certain operating data for the three and six months ended June 30, 1995 and 1996:



                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------      -------------------------
                                                            1995       1996               1995      1996
                                                            ----       ----               ----      ----
                                                        (dollars in thousands)         (dollars in thousands)
Operating Income...............................             $10,941    $11,977          $16,230    $17,439
Add:
     Amortization of Program License                          1,517      1,880            3,072      3,635
      Rights...................................
     Depreciation and Amortization.............               6,259      6,909           12,450     13,073
     Corporate Overhead........................                 815      1,087            1,566      2,171
     Non-cash Compensation.....................                   0         15              438         15
Less:
     Payments for Program License Liabilities..              (1,423)    (1,869)          (3,222)    (3,724)
                                                           -------------------       ---------------------
Broadcast Cash Flow............................             $18,109    $19,999          $30,534    $32,609
                                                           ===================       =====================

Television Revenues

Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:




                             THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                             ---------------------------                      -------------------------
                              1995                   1996                      1995                 1996
                              ----                   ----                      ----                 ----
                        AMOUNT       %         AMOUNT         %          AMOUNT      %      AMOUNT        %
                        ------       -         ------         -          ------      -      ------        -
                               (dollars in thousands)                          (dollars in thousands)
Revenues
  Local.............   $20,603      54.1      $23,142        54.6       $ 37,373    53.8   $ 40,437       54.2
  National..........    14,372      37.8       14,656        34.6         25,307    36.4     25,523       34.2
  Network...........     2,576       6.8        2,928         6.9          5,048     7.3      5,529        7.4
  Political.........       139       0.3        1,062         2.5            295     0.4      1,461        2.0
  Production/Other..       370       1.0          574         1.4          1,445     2.1      1,654        2.2
                    -------------------------------------------------------------------------------------------
    Total...........    38,060     100.0       42,362       100.0         69,468   100.0     74,604      100.0

Commissions.........    (5,689)    (14.9)      (6,302)      (14.9)       (10,124)  (14.6)   (10,845)     (14.5)
                    -------------------------------------------------------------------------------------------

Net Revenue.........   $32,371      85.1      $36,060        85.1       $ 59,344    85.4   $ 63,759       85.5
                    ===========================================================================================

Results of Operations

Three Months Ended  June 30, 1996 Compared to Three Months Ended June 30, 1995

Actual
- ------

Net revenue for the three months ended June 30, 1996 was $36.1 million, an increase of $3.7 million, or 11.4%, compared to $32.4 million for the three months ended June 30, 1995, with the acquired stations, KWQC-TV (Quad Cities) and KELO-TV (Sioux Falls, SD) (the "Acquisitions"), accounting for all of this increase. Gross local revenue was even and national revenue was down 6.0%, compared to the same period in 1995 for the stations owned prior to the Acquisitions. Network compensation increased $352,000 for the three months ended June 30, 1996, or 13.7%, with $228,000 of such increase attributable to the acquired stations and $108,000 due to the network affiliation switch and a new network compensation agreement at the Company's Rockford, Illinois station (WTVO-TV).

        Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 1996 were $14.2 million, compared to $12.8 million for the three months ended June 30, 1995, an increase of $1.4 million, or 10.9%, with the acquired stations accounting for all of such increase.

        Amortization of program license rights for the three months ended June 30, 1996 was $1.9 million, compared to $1.5 million for the three months ended June 30, 1995, an increase of $363,000, or 23.9%. Amortization of program license rights at the acquired stations was $154,000.

        Depreciation of property and equipment and amortization of intangible assets was $6.9 million for the three months ended June 30, 1996, compared to $6.3 million for the three months ended June 30, 1995, an increase of $651,000, or 10.4%. The increase is due principally from depreciation and amortization at the acquired stations.

        The Company made payments for program license liabilities of $1.9 million during the three months ended June 30, 1996, compared to $1.4 million for the three months ended June 30, 1995, an increase of $446,000, or 31.3%. Program license payments related to the acquired stations were $216,000.

        Corporate overhead for the three months ended June 30, 1996 was $1.1 million, compared to $815,000 for the three months ended June 30, 1995, an increase of $272,000. This increase was the result of additional personnel costs in 1996.

        Interest income for the three months ended June 30, 1996 was $357,000 compared to $125,000 for the three months ended June 30, 1995, an increase of $232,000. This increase is primarily attributable to the higher cash levels resulting from the January 1996 Notes offering. Approximately $71.9 million of the net proceeds thereof remained after the repayment of approximately $50.0 million under the Senior Credit Facility and was invested in low risk commercial paper, until it was used to finance the Acquisitions.

        Interest expense was $10.0 million for the three months ended June 30, 1996, compared to $8.1 million for the three months ended June 30, 1995, an increase of $1.9 million. The increase is primarily attributable to the Company's higher debt level following the January 1996 Notes offering.

        The Company had a $25 million interest rate swap agreement which expired on April 18, 1996 (the "Swap Agreement"). The net interest expense resulting from the Swap Agreement amounted to $53,000 for the three months ended June 30, 1996 and $228,000 for the three months ended June 30, 1995. At June 30, 1996, the Company was not holding any derivative instruments. At June 30, 1996, fixed rate debt comprised $373 million, or 92.9%, of the Company's total debt.

        In June 1995, the Company incurred a $9.1 million extraordinary loss on the extinguishment of debt. This loss was related to the partial repayment and the amendment of the Senior Credit Facility, as described below under "Liquidity and Capital Resources."

        As a result of the factors discussed above, net income was $1.9 million for the three months ended June 30, 1996, compared to a net loss of $6.2 million for the three months ended June 30, 1995. Income before the extraordinary item discussed above was $1.9 million for the three months ended June 30, 1996, compared to $2.9 million for the same period in 1995, a decrease of $1.0 million.

        Broadcast cash flow was $20.0 million for the three months ended June 30, 1996, compared to $18.1 million for the three months ended June 30, 1995, an increase of $1.9 million, or 10.5%, primarily attributable to the acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 55.5% for the three months ended June 30, 1996, compared to 55.9% for the three months ended June 30, 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

        Actual
        ------

        Net revenue for the six months ended June 30, 1996 was $63.8 million, an increase of $4.5 million, or 7.6%, compared to $59.3 million for the six months ended June 30, 1995, with the acquired stations accounting for $3.7 million of this increase. Gross local revenue was up 1.3% and national revenue was down 3.7%, as compared to the same period in 1995 for the stations owned prior to the Acquisitions. Network compensation increased $481,000 for the six months ended June 30, 1996, of which $228,000 is attributable to the acquired stations and $212,000 due to the network affiliation switch and new network compensation agreement at the Company's Rockford, Illinois station (WTVO-TV).

        Operating expenses, including selling and general administrative expenses were $27.4 million for the six months ended June 30, 1996, compared to $25.6 million for the six months ended June 30, 1995, an increase of $1.8 million, or 7.0%, with the acquired stations accounting for all of such increase.

        Amortization of program license rights for the six months ended June 30, 1996 was $3.6 million compared to $3.1 million for the six months ended June 30, 1995, an increase of $563,000 or 18.3%. Amortization of program license rights at the acquired stations was $154,000.

        Depreciation of property and equipment and amortization of intangible assets was $13.1 million for the six months ended June 30, 1996, compared to $12.4 million for the six months ended June 30, 1995, an increase of $623,000, or 5.0%. This increase is due principally from the depreciation and amortization at the acquired stations which amounted to $647,000.

        The Company made payments for program license liabilities of $3.7 million during the six months ended June 30, 1996, compared with payments of $3.2 million during the six months ended June 30, 1995, an increase of $502,000. Program license payments related to the acquired stations were $216,000.

        Corporate overhead was $2.2 million for the six months ended June 30, 1996, compared to $1.6 million for the period ended June 30, 1995, an increase of $605,000. This increase is due to additional personnel expense.

        Interest income for the six months ended June 30, 1996 was $1.3 million compared to $216,000 for the same period in 1995, an increase of $1.1 million. This increase is primarily attributable to the higher cash levels resulting from the January 1996 Notes offering. Approximately $71.9 million of the net proceeds thereof remained after the repayment of approximately $50.0 million under the Senior Credit Facility which was invested in low risk commercial paper, until it was used to finance the Acquisitions.

        Interest expense was $19.7 million for the six months ended June 30, 1996, compared with $16.1 million for the prior year period, an increase of $3.6 million, or 22.4%. The increase in interest expense is due to the Company's higher debt level following the January 1996 Notes Offering.

        The net interest expense resulting from the Swap Agreement amounted to $315,000 for the six months ended June 30, 1996, compared to $459,000 for the six months ended June 30, 1995. On April 18, 1996 the Company's $25 million Swap Agreement expired. At June 30, 1996, fixed rate debt and interest rate swap agreements comprised $373 million, or 92.9%, of the Company's total debt.

        In June 1995, the Company incurred a $9.1 million extraordinary loss on the extinguishment of debt. This loss was related to the partial repayment and the amendment of the Senior Credit Facility, as described below under "Liquidity and Capital Resources."

        As a result of the factors discussed above, the net loss to the company was $1.5 million for the six months ended June 30, 1996, compared with a net loss of $8.8 million for the same period in 1995. Loss before extraordinary item was $1.5 million for the six months ended June 30, 1996, compared to income of $284,000 for the same period in 1995.

        Broadcast cash flow was $32.6 million for the six months ended June 30, 1996, compared to $30.5 million for the same period in 1995, an increase of $2.1 million, or 6.9%, of which approximately $1.9 million was generated by the newly acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 51.1% for the six months ended June 30, 1996, compared to 51.5% for the same period in 1995.

Pro Forma

        The following pro forma information gives effect to the Acquisitions of KWQC-TV and KELO-TV (including expense reductions) and the new affiliation agreement as if they had been effected on January 1, 1995 and 1996. The pro forma information for the three months and six months ended June 30, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                          ---------------------          ----------------------
                                                 JUNE 30,                       JUNE 30,
                                          1995(1)       1996(1)           1995(1)       1996(1)
                                          -------       -------           -------       ------
                                          (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Net Revenues (2)........................  $38,858       $38,894           $71,694       $72,949
Operating Expenses, Including Selling,
 General and                               15,851        15,340            31,193        31,308
   Administrative Expenses..............
Amortization of Program License Rights..    1,711         1,860             3,598         3,927
Depreciation and Amortization (3).......    7,818         7,599            15,570        15,113
Corporate Overhead......................      815         1,086             1,566         2,171
Non-cash Compensation...................        -            15               438            15
                                         -----------------------         -----------------------
Operating Income........................  $12,663       $12,994           $19,329       $20,415
                                         =======================         =======================

Broadcast Cash Flow (4).................  $21,393       $21,670           $36,789       $37,657
Broadcast Cash Flow Margin..............     55.1%         55.7%             51.3%         51.6%
Operating Cash Flow (5).................  $20,578       $20,584           $35,223       $35,486
Capital Expenditures....................  $ 1,735       $   972           $ 3,927       $ 1,778

(1) Pro forma adjustments to 1995 net revenues include additional annualized network compensation under the new WTVO and KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $200,000 and $400,000 for the three and six months ended June 30, 1995, respectively. Pro forma adjustments to 1996 net revenues include additional network compensation under the new KWQC and KELO affiliation agreements of $72,000 and $182,000 for the three and six months ended June 30,1996.

    Pro forma adjustments for 1995 include expense reductions of approximately $792,000 and $1.6 million and the elimination of the Quad Cities station management fee for the three and six months ended June 30, 1995, respectively. Pro forma adjustments for 1996 include expense reductions of approximately $306,000 and $1.1 million and the elimination of the Quad Cities station management fee for the three and six months ended June 30, 1996, respectively.

(2) Net revenues are total revenues net of agency and national representation commissions.

(3) Represents the reversal of annual amortization expense for the repayment of the Company's old credit facility, the additional amortization resulting from the Company's new credit facility, and the depreciation of the fixed assets and amortization of the intangible assets acquired from Quad Cities and Midcontinent.

(4) "Broadcast cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestments or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(5) "Operating cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. The Company has included operating cash flow data because such data are commonly used by investors to measure a company's ability to service debt and will be used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash flow from operations and funds available under the Senior Credit Facility.

    The Company's senior credit facility (the "Senior Credit Facility") currently provides for borrowings of up to an aggregate of $80.0 million in the form of a revolving facility which matures on December 31, 2000. The Company is permitted to borrow at any time up to $65.0 million of such $80.0 million for acquisitions meeting certain criteria which are approved by a majority of the lenders under the Senior Credit Facility. Undrawn amounts under such facility are available to the Company for working capital requirements and general corporate purposes. As of June 30, 1996, there was $25.4 million outstanding under the Senior Credit Facility.

        The Company has entered into a commitment letter with certain of its existing lenders pursuant to which the Senior Credit Facility will be amended and restated (the "Amendment") to provide the Company with the ability to borrow up to $500.0 million in the form of (i) a seven year reducing revolving credit facility in the amount of $200.0 million (the "Revolver Facility") and (ii) a seven year amortizing term loan facility in the amount of $300.0 million (the "Term Facility").

        The Company has agreed to acquire KCAL-TV, Los Angeles, California from Disney for a purchase price of approximately $368.0 million, plus an estimated $17.0 million for working capital. The Company may finance the acquisition with borrowings under its amended Senior Credit Facility. The Company currently has on file with the Securities and Exchange Commission a Registration Statement on Form S-3 relating to a proposed public offering of the Company's Class A Common Stock by the Company and certain stockholders of the Company, which contemplates raising net proceeds to the Company of approximately $150.0 million. On July 25, 1996, the Company announced the postponement of the offering due to market conditions. If the offering is completed, which management is unable to predict, the Company would apply such net proceeds to finance a portion KCAL-TV acquisition, and until applied as such, the Company would use such proceeds to repay in full the outstanding principal indebtedness and accrued interest under the Senior Credit Facility and place the remaining proceeds in an interest-bearing bank account or invested in United States government securities or other interest-bearing investment grade securities.

        The Revolver Facility will have a $185.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility and have a total debt/operating cash flow ratio of less than 6.0x.

        Pursuant to the Amendment, the Company will be prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $20.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the indentures relating to the Company's outstanding Senior Subordinated Notes (the "Indentures"), provided that the total debt/operating cash flow ratio is less than 5.5x. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures, provided that the total debt/operating cash flow ratio is less than 5.0x, or 4.5x after June 30, 2000; if the ratio exceeds such amounts, the Company will be permitted to utilize only up to $20.0 million of availability under the Sublimit. Undrawn amounts under the Revolver Facility are available to the Company for working capital requirements and general corporate purposes.

        Pursuant to the Amendment, interest under the Senior Credit Facility will be payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company will pay a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 1.25% based upon a ratio under 4:1 to 2.625% based upon a 6:5 or greater ratio.

        Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of such subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries.

        The Senior Credit Facility imposes restrictions on the Company's ability to incur additional indebtedness. Pursuant to the Amendment, the Company will be permitted to incur, subject to the terms of the Indentures and satisfaction of the financial covenants of the Senior Credit Facility, unsecured subordinated debt, provided that the subordination and mandatory redemption provisions and the maturity of such indebtedness are comparable to the notes and that the proceeds are used to repay the outstanding balance of the Term Facility until the Company's debt to operating cash flow ratio is less than 4.5x. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures. The Senior Credit Facility also requires the Company to maintain certain financial ratios.

        The Company from time to time investigates alternatives for replacing or refinancing its existing Senior Credit Facility. Any such replacement or refinancing may or may not have terms and conditions, including restrictive covenants and maintenance tests, similar to those in the Senior Credit Facility.

        The Indentures impose certain limitations on the ability of the Company and certain of its subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to such notes, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

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

        The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. Other than the KCAL acquisition, the Company does not presently have any agreements to acquire any television stations. The KCAL acquisition will be accounted for as a purchase. It is anticipated that a substantial portion of the purchase price will be allocated to intangible assets. Such intangible assets will be amortized over their estimated lives which will not exceed 40 years.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.


(a)  Exhibits.


Exhibit
Number    Exhibit Description
- ------    -------------------

II        Statement Re Computation of Per Share Earnings.

    (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first six months of the year ending December 31, 1996:


     1. Current Report on Form 8-K dated January 16, 1996 reporting the Midcontinent acquisition.

     2. Current Report on Form 8-K dated February 13, 1996 reporting the release of the Company's financial results as of and for the year ended December 31, 1995.

     3. Current Report on Form 8-K dated May 15, 1996 reporting the acquisition of KCAL-TV from a subsidiary of the Walt Disney Company.


27      Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YOUNG BROADCASTING INC.

Date:  August 6, 1996          By: /s/ Vincent J. Young
                                  ----------------------
                                       Vincent J. Young
                                        Chairman


Date:  August 6, 1996          By: /s/ James A. Morgan
                                  --------------------
                                       James A. Morgan
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)