Form 10-Q
period 1996-09-30
YOUNG BROADCASTING INC /DE/
filed 1996-11-06
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------


            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended                         Commission file number:
        September 30, 1996                                  0-25042

                             YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                         13-3339681
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

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ----   ----
                          ----------------------------

         Number of shares of Common Stock outstanding as of October 31, 1996:
12,201,737 shares of Class A Common Stock, 2,028,620 shares of Class B Common Stock, and 0 shares of Class C Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               Table of Contents


Part I                                                                                      Page
                                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1995 and
                  September 30, 1996........................................................   2

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 1995 and 1996...............................................   4

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Nine
                  Months Ended September 30, 1996...........................................   5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1995 and 1996...............................................   6

                  Notes to Consolidated Financial Statements................................   7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.............................................................  10

Part II

         Item 6.  Exhibits and Reports on Form 8-K..........................................  19

Signatures..................................................................................  20


Item 1. Financial Statements.

                   Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                  (Unaudited)


                                                                                        December 31,       September 30,
                                                                                            1995               1996
                                                                                     ---------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                            $    3,425,633       $  8,201,845
   Trade accounts receivable, less allowance for doubtful accounts of
     $785,000 in 1995 and $781,000 in 1996                                                  27,431,914         26,054,139
   Current portion of loans receivable - officers                                              808,783            369,233
   Current portion of program license rights                                                 6,426,198          8,627,330
   Prepaid expenses                                                                            956,052          2,246,672
                                                                                     ---------------------------------------
Total current assets                                                                        39,048,580         45,499,219
                                                                                     ---------------------------------------

Property and equipment
   Land and land improvements                                                                5,165,489          6,065,855
   Buildings and building improvements                                                      23,094,346         29,156,789
   Broadcast equipment                                                                      87,023,341        116,640,526
   Office furniture, fixtures and other equipment                                            5,306,416          7,502,630
   Vehicles                                                                                  1,385,790          2,831,918
                                                                                     ---------------------------------------
                                                                                           121,975,382        162,197,718
   Less accumulated depreciation and amortization                                          (62,844,245)       (74,003,836)
                                                                                     ---------------------------------------
Net property and equipment                                                                  59,131,137         88,193,882

Program license rights, excluding current portion                                            3,180,397          2,533,877
Deposits and other assets                                                                    1,545,285            481,379
Loans receivable - officers, excluding current portion                                       1,194,175          1,194,175
Broadcasting licenses and other intangibles, less accumulated amortization
   of $63,852,304 in 1995 and $71,319,183 in 1996                                          180,722,385        242,697,074
Deferred charges less accumulated amortization of $1,536,057 in 1995 and $3,349,857
   in 1996                                                                                  11,275,993         15,100,252




                                                                                     ---------------------------------------
Total Assets                                                                              $296,097,952       $395,699,858
                                                                                     =======================================

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                                   (Unaudited)

                                                                                        December 31,       September 30,
                                                                                            1995               1996
                                                                                     ---------------------------------------
Liabilities and stockholders' deficit

Current liabilities:

   Trade accounts payable                                                               $    4,482,852       $  4,902,842
   Accrued expenses:
     Interest                                                                                6,920,874          9,454,987
     Other                                                                                   3,391,684          3,787,170
                                                                                     ---------------------------------------
   Total accrued expenses                                                                   10,312,558         13,242,157
   Current installments of program license liability                                         5,817,936          8,132,507
   Current installments of long-term debt                                                      907,834            988,859
   Current installments of obligations under capital leases                                     48,335             38,197
                                                                                     ---------------------------------------
Total current liabilities                                                                   21,569,515         27,304,562

Program license liability, excluding current installments                                    3,035,951          2,869,305
Long-term debt, excluding current installments                                              51,949,014         25,379,157
11.75% Senior Subordinated Notes                                                           120,000,000        120,000,000
10.125% Senior Subordinated Notes                                                          125,000,000        125,000,000
9% Senior Subordinated Notes                                                                         -        125,000,000
Obligations under capital leases, excluding current installments                                87,589             61,973
                                                                                     ---------------------------------------
Total liabilities                                                                          321,642,069        425,614,997
                                                                                     ---------------------------------------

Stockholders' deficit:

   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and

     outstanding 4,955,088 at 1995 and 4,887,264 at 1996                                         4,955              4,888
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,029,620 at 1995 and 1996                                                      2,029              2,029
   Class C Common Stock, $.001 par value. Authorized 20,000,000 shares;  issued and
     outstanding 3,563,473 at 1995 and 1996                                                      3,564              3,564
   Additional paid-in capital                                                              128,051,024        126,184,867
   Accumulated deficit                                                                    (153,605,689)      (156,110,487)
                                                                                     ---------------------------------------
Total stockholders' deficit                                                                (25,544,117)       (29,915,139)
                                                                                     ---------------------------------------



                                                                                     ---------------------------------------
Total liabilities and stockholders' deficit                                             $  296,097,952       $395,699,858
                                                                                     =======================================

See accompanying notes to consolidated financial statements.


                                             Young Broadcasting Inc. and Subsidiaries

                                               Consolidated Statements of Operations
                                                            (Unaudited)

                                                                Three Months Ended                   Nine Months Ended
                                                                     September 30,                     September 30,
                                                               1995              1996              1995             1996
                                                        -------------------------------------------------------------------------
Net operating revenue                                        $29,593,496        $35,386,703       $88,937,567      $99,145,651
                                                        -------------------------------------------------------------------------

Operating expenses                                             7,168,814          8,554,679        20,959,384       23,098,462
Amortization of program license rights                         1,567,602          1,910,774         4,639,369        5,545,486
Selling, general and administrative expenses                   5,381,168          7,051,227        17,178,893       19,932,391
Depreciation and amortization                                  6,156,274          7,487,248        18,606,452       20,560,565
Corporate overhead                                               704,954            979,673         2,271,169        3,150,746
Non-cash compensation                                            -                  -                 437,982           15,400
                                                        -------------------------------------------------------------------------
Operating income                                               8,614,684          9,403,102        24,844,318       26,842,601
                                                        -------------------------------------------------------------------------

Interest income                                                   83,544            109,776           299,310        1,391,870
Interest expense                                              (8,400,837)       (10,369,757)      (24,470,342)     (30,112,011)
Other expense, net                                               (45,974)          (186,506)         (137,725)        (627,258)
                                                        -------------------------------------------------------------------------
                                                              (8,363,267)       (10,446,487)      (24,308,757)     (29,347,399)
                                                        -------------------------------------------------------------------------
Income (loss) before extraordinary item                          251,417         (1,043,385)          535,561       (2,504,798)
Extrordinary loss on extinguishment of debt                         -                 -            (9,125,000)           -
                                                        =========================================================================
Net income (loss)                                             $251,417         $ (1,043,385)      $(8,589,439)     $(2,504,798)
                                                        =========================================================================



Income (loss) per common share
     Primary and fully diluted
        Before extraordinary item                                $0.02               $(0.10)            $0.05           $(0.24)
                                                        =========================================================================
        Net income (loss)                                        $0.02               $(0.10)           $(0.79)          $(0.24)
                                                        =========================================================================



See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)

                                  (Unaudited)


                                                  Common Stock           Additional                         Total
                                          ----------------------------     Paid-In     Accumulated      Stockholders'
                                           Class A   Class B  Class C      Capital       Deficit      Equity (Deficit)
                                          --------- --------- --------  ------------- --------------  -------------------
Balance at December 31, 1995............    $4,955    $2,029   $3,564   $128,051,024  $(153,605,689)     $(25,544,117)

    Repurchase and retirement of Class A
      Common Stock......................      (111)    -        -         (2,923,693)       -              (2,923,804)


    Contribution of shares into Company's
      defined contribution plan.........        28     -        -            728,641        -                 728,669

    Exercise of common stock options....        16     -        -            313,495        -                 313,511

    Issuance of common stock options
       below market value ..............         -     -         -            15,400        -                  15,400

    Net loss for the nine months ended
      September 30, 1996................         -     -         -            -          (2,504,798)       (2,504,798)

                                          ------------------------------------------------------------------------------
Balance at September 30, 1996...........      $4,888  $2,029   $3,564   $126,184,867  ($156,110,487)     ($29,915,139)
                                          ===============================================================================

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries


                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Nine Months Ended September 30,
                                                                                             1995                1996
                                                                                      --------------------------------------
Operating activities
Net loss                                                                                 $  (8,589,439)      $ (2,504,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                10,404,251         11,279,886
     Amortization of program license rights                                                  4,639,369          5,545,486
     Amortization of broadcasting licenses, other intangibles and deferred charges           8,202,201          9,280,679
     Non-cash compensation                                                                     437,982             15,400
     Non-cash interest expense on outstanding indebtedness                                     322,247            275,966
     Loss on disposal of fixed assets                                                            -                 66,298
     Extraordinary loss on extinguishment of debt                                            9,125,000              -
     Deferred acquisition and debt refinancing costs incurred                               (3,437,500)        (3,125,000)
     Decrease in trade accounts receivable                                                     269,811          5,547,988
     Increase in prepaid expenses                                                             (634,073)        (1,217,764)
     Decrease in trade accounts payable                                                       (958,052)          (542,554)
     Increase in accrued expenses and other liabilities                                      1,379,292          3,170,432
                                                                                      --------------------------------------
Net cash provided by operating activities                                                   21,161,089         27,792,019
                                                                                      --------------------------------------

Investing activities
Purchase of KWQC-TV                                                                              -            (57,173,000)
Purchase of KELO-TV                                                                              -            (51,281,308)
Capital expenditures                                                                        (3,051,364)        (2,907,930)
(Increase) decrease in deposits and other assets                                            (1,502,828)         1,064,206
                                                                                      --------------------------------------
Net cash used in investing activities                                                       (4,554,192)      (110,298,032)
                                                                                      --------------------------------------

Financing activities
Proceeds from issuance of public subordinated debt                                         125,000,000        125,000,000
Borrowings from working capital facility                                                     3,500,000         25,400,000
Principal payments on long-term debt                                                      (138,346,161)       (52,164,798)
Deferred acquisition and debt refinancing costs incurred                                    (2,987,272)        (2,574,003)
Repurchase of Class A Common Stock                                                               -             (2,923,804)
Proceeds from exercise of Common Stock options                                                  50,000            313,511
Principal payments under capital lease obligations                                            (233,086)           (35,754)
Payments on programming license liabilities                                                 (4,854,575)        (5,732,927)
                                                                                      -------------------------------------
Net cash (used in) provided by financing activities                                        (17,871,094)        87,282,225
                                                                                      -------------------------------------

Net (decrease) increase in cash                                                             (1,264,197)         4,776,212
Cash and cash equivalents at beginning of year                                               6,304,402          3,425,633
                                                                                      -------------------------------------
Cash and cash equivalents at September 30                                                $   5,040,205       $  8,201,845
                                                                                      =====================================

Supplemental disclosure of cash flow information

Interest paid                                                                            $  20,459,919       $ 27,292,901
Income taxes paid                                                                               $-                 $-

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

2. Acquisitions

On April 15, 1996, the Company acquired from Broad Street Television, L.P. the assets of KWQC-TV ("KWQC"), Channel 6, in Davenport, Iowa, for approximately $55 million plus outstanding receivables of the station. This acquisition was accounted for as a purchase. A substantial portion of the purchase price was allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The KWQC acquisition was financed with approximately $56.2 million of net proceeds from the January 1996 $125 million 9% Senior Subordinated Notes Offering (the "January 1996 Notes Offering") due 2006.

On May 31, 1996, the Company acquired from Midcontinent Television of South Dakota, a wholly owned subsidiary of Midcontinent Media, Inc. of Minneapolis, Minnesota, the assets of KELO-TV ("KELO"), Channel 11, in Sioux Falls, South Dakota and its satellite stations for approximately $50 million plus outstanding receivables of the stations. This acquisition was accounted for as a purchase. A substantial portion of the purchase price was allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The KELO acquisition was financed with approximately $15.7 million of net proceeds from the January 1996 Notes Offering, $25.4 million under the Senior Credit Facility, a $3 million promissory note and the remaining balance from cash balances of the Company.

The following pro forma information gives effect to the acquisitions of KWQC and KELO (including expense reductions) and the new WTVO affiliation agreement as if they had been effected on January 1, 1995 and 1996. The pro forma information for the three months and nine months ended September 30, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                            ----------------------    ----------------------
                                                                 September 30,             September 30,
                                                               1995/(1)/   1996          1995/(1)/   1996/(1)/
                                                               ----        ----          ----        ----
                                                            (dollars in thousands)    (dollars in thousands)
Net Revenues(2).........................................      $35,531    $35,387       $107,225    $108,333
Operating Income........................................       10,145      9,403         29,474      29,471
Income (loss) before extraordinary item.................          318    (1,043)        (1,861)     (2,803)
Net income (loss) applicable to common stockholders.....          318    (1,043)       (10,986)     (2,803)
Net income (loss) per common share:
         Primary and Fully Diluted......................      $  0.03    $(0.10)       $ (1.01)    $ (0.27)


(1) Pro forma adjustments to net revenues include additional annualized network compensation under the new WTVO and KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $155,000 and $555,000 for the three and nine months ended September 30, 1995, respectively. Pro forma adjustments to net revenues include additional network compensation under the new KWQC and KELO affiliation agreements of $179,000 for the nine months ended September 30, 1996.

         Pro forma adjustments include expense reductions of approximately $792,000 and $2.4 million and the elimination of the KWQC management fee of $87,000 and $273,000 for the three and nine months ended September 30, 1995, respectively. Pro forma adjustments include expense reductions of approximately $1.1 million and the elimination of the KWQC management fee of $101,000 for the nine months ended September 30, 1996.

(2) Net revenues are total revenues net of agency and national representation commissions.

3. Pending Acquisition

On May 10, 1996, the Company entered into an agreement with a subsidiary of The Walt Disney Company ("Disney") to acquire from Disney the assets of KCAL-TV, Channel 9, in Los Angeles, California for $368 million plus $17 million for net working capital. This acquisition will be accounted for as a purchase. It is anticipated that a substantial portion of the purchase price will be allocated to intangible assets. Such intangibles will be amortized over their estimated lives which will not exceed 40 years. The Disney acquisition has received FCC approval and it is anticipated that the closing will occur in the second half of November 1996.

                   Young Broadcasting Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


4. Subsequent Event

On October 4, 1996, the Company completed a public offering of its Common Stock, (the "Offering"). The Offering included 5,250,000 shares sold by the Company and 2,111,398 shares sold by selling stockholders of the Company. The net proceeds to the Company of $162.9 million were used to pay down $20.0 million under the Senior Credit Facility and repurchase the ABC Stock and ABC Warrants for $54.8 million (see paragraph below). The Company invested the remaining net proceeds, approximately $88.1 million, in low risk commercial paper. The Company will use the remaining net proceeds to partially finance the KCAL-TV acquisition.

The Company repurchased 1,500,000 shares of the Company's Class C Common Stock (the "ABC Stock") and warrants to purchase 750,000 shares of such Class C Common Stock (the "ABC Warrants") from Capital Cities/ABC, Inc., a wholly-owned subsidiary of Disney, concurrently with the closing of the Offering. The Company repurchased the ABC Stock at a per share price equal to the difference between the public offering price per share ($32.50) of the Class A Common Stock, less the underwriting discount per share. The Company repurchased the ABC Warrants at a per share price equal to the difference between the public offering price per share of the Class A Common Stock and the per share exercise price of the ABC Warrants ($22.80), plus $2, less one-half of the underwriting discount per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

         THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING AMONG OTHER THINGS, INCREASES IN NET REVENUES AND BROADCAST CASH FLOW (AS DEFINED) AND REDUCTIONS IN OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

         The following table sets forth certain operating data for the three and nine months ended September 30, 1995 and 1996:

                                                             Three Months Ended                 Nine Months Ended
                                                             ------------------                 -----------------
                                                                September 30,                     September 30,
                                                                -------------                     -------------
                                                           1995             1996               1995           1996
                                                           ----             ----               ----           ----
                                                       (dollars in thousands)              (dollars in thousands)
Operating Income...................................   $     8,614    $     9,403         $     24,844   $     26,843
Add:
     Amortization of Program License Rights........         1,568          1,911                4,639          5,545
     Depreciation and Amortization.................         6,156          7,487               18,606         20,561
     Corporate Overhead............................           705            980                2,271          3,151
     Non-cash Compensation.........................             0              0                  438             15
Less:
     Payments for Program License Liabilities......       (1,633)        (2,009)              (4,855)        (5,733)
                                                     ----------------------------        ----------------------------
Broadcast Cash Flow................................  $     15,410   $     17,772         $     45,943   $     50,382
                                                     ============================        ============================

Television Revenues

         Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                Three Months Ended September 30,              Nine Months Ended September 30,
                                --------------------------------              -------------------------------
                                  1995                   1996                    1995                  1996
                                  ----                   ----                    ----                  ----
                             Amount         %       Amount      %           Amount        %       Amount        %
                             ------         -       ------      -           ------        -       ------        -
                                       (dollars in thousands)                    (dollars in thousands)
Revenues
 Local...................   $  18,804     54.2    $ 22,358    53.9        $  56,177      53.9   $  62,795      54.1
 National................      12,576     36.2      12,668    30.6           37,883      36.4      38,191      32.9
 Network.................       2,445      7.1       2,902     7.0            7,493       7.2       8,431       7.3
 Political...............         495      1.4       2,997     7.2              790       0.7       4,458       3.8
 Production/Other........         394      1.1         555     1.3            1,839       1.8       2,209       1.9
                           ----------------------------------------      -------------------------------------------
     Total...............      34,714    100.0      41,480   100.0          104,182     100.0     116,084     100.0

Commissions..............     (5,120)   (14.7)     (6,093)  (14.7)         (15,244)    (14.6)    (16,938)    (14.6)
                           ----------------------------------------      -------------------------------------------

Net Revenue..............   $  29,594     85.3    $ 35,387    85.3        $  88,938      85.4   $  99,146      85.4
                           ========================================      ===========================================

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Actual
         ------

         Net revenue for the three months ended September 30, 1996 was $35.4 million, an increase of $5.8 million, or 19.6%, compared to $29.6 million for the three months ended September 30, 1995, with the acquired stations, KWQC-TV (Quad Cities) and KELO-TV (Sioux Falls, SD) (the "Acquisitions"), accounting for all of this increase. Gross local and national revenues were down 1.4% and 13.7%, respectively, compared to the same period in 1995 for the stations owned prior to the Acquisitions. Network compensation increased $457,000 for the three months ended September 30, 1996, or 18.7%, with $403,000 of such increase attributable to the acquired stations and $54,000 due to the network affiliation switch and a new network compensation agreement at the Company's Rockford, Illinois station (WTVO-TV). Political revenue for the three months ended September 30, 1996 was $3.0 million, an increase of $2.5 million, compared to $495,000 for the same period in 1995.

         Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 1996 were $15.6 million, compared to $12.5 million for the three months ended September 30, 1995, an increase of $3.1 million, or 24.8%, with the acquired stations accounting for $2.8 million of such increase.

         Amortization of program license rights for the three months ended September 30, 1996 was $1.9 million, compared to $1.6 million for the three months ended September 30, 1995, an increase of $343,000, or 21.9%. Amortization of program license rights at the acquired stations was approximately $200,000.

         Depreciation of property and equipment and amortization of intangible assets was $7.5 million for the three months ended September 30, 1996, compared to $6.2 million for the three months ended September 30, 1995, an increase of $1.3 million, or 21.0%. The increase is due principally from depreciation and amortization at the acquired stations.

         The Company made payments for program license liabilities of $2.0 million during the three months ended September 30, 1996, compared to $1.6 million for the three months ended September 30, 1995, an increase of $376,000, or 23.0%. Program license payments related to the acquired stations were $346,000.

         Corporate overhead for the three months ended September 30, 1996 was $1.0 million, compared to $705,000 for the three months ended September 30, 1995, an increase of $275,000. This increase was the result of additional personnel costs in 1996.

         Interest income for the three months ended September 30, 1996 was $110,000 compared to $84,000 for the three months ended September 30, 1995, an increase of $26,000. This increase is primarily attributable to the higher cash levels.

         Interest expense was $10.4 million for the three months ended September 30, 1996, compared to $8.4 million for the three months ended September 30, 1995, an increase of $2.0 million. The increase is primarily attributable to the Company's higher debt level following the January 1996 Notes offering and the increased borrowings under the Company's senior credit facility (the "Senior Credit Facility") to finance the KELO acquisition.

         The Company had a $25 million interest rate swap agreement which expired on April 18, 1996 (the "Swap Agreement"). The net interest expense resulting from the Swap Agreement amounted to $250,000 for the three months ended September 30, 1995. At September 30, 1996, the Company was not holding any derivative instruments. At September 30, 1996, fixed rate debt comprised $376 million, or 95.0%, of the Company's total debt.

As a result of the factors discussed above, the net loss was $1.0 million for the three months ended September 30, 1996, compared to net income of $251,000 for the three months ended September 30, 1995.

         Broadcast cash flow was $17.8 million for the three months ended September 30, 1996, compared to $15.4 million for the three months ended September 30, 1995, an increase of $2.4 million, or 15.6%, primarily attributable to the acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 50.2% for the three months ended September 30, 1996, compared to 52.1% for the three months ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Actual
         ------

         Net revenue for the nine months ended September 30, 1996 was $99.1 million, an increase of $10.2 million, or 11.5%, compared to $88.9 million for the nine months ended September 30, 1995, with the acquired stations accounting for $9.7 million of this increase. Gross local revenue was even and national revenue was down 7.0%, as compared to the same period in 1995 for the stations owned prior to the Acquisitions. Network compensation increased $938,000 for the nine months ended September 30, 1996, of which is primarily attributable to the acquired stations and the network affiliation switch and new network compensation agreement at the Company's Rockford, Illinois station (WTVO-TV) of $630,000 and $265,000, respectively. Political revenue for the nine months ended September 30, 1996 was $4.5 million, an increase of $3.7 million over the same period in 1995.

         Operating expenses, including selling and general administrative expenses were $43.0 million for the nine months ended September 30, 1996, compared to $38.1 million for the nine months ended September 30, 1995, an increase of $4.9 million, or 12.9%, with the acquired stations accounting for substantially all of such increase.

         Amortization of program license rights for the nine months ended September 30, 1996 was $5.5 million compared to $4.6 million for the nine months ended September 30, 1995, an increase of $906,000 or 19.5%. Amortization of program license rights at the acquired stations was $354,000.

         Depreciation of property and equipment and amortization of intangible assets was $20.6 million for the nine months ended September 30, 1996, compared to $18.6 million for the nine months ended September 30, 1995, an increase of $2.0 million, or 10.8%. This increase is due principally from the depreciation and amortization at the acquired stations which amounted to $1.9 million.

         The Company made payments for program license liabilities of $5.7 million during the nine months ended September 30, 1996, compared with payments of $4.9 million during the nine months ended September 30, 1995, an increase of $878,000. Program license payments related to the acquired stations were $562,000.

         Corporate overhead was $3.2 million for the nine months ended September 30, 1996, compared to $2.3 million for the period ended September 30, 1995, an increase of $880,000. This increase is due to additional personnel expense.

         Interest income for the nine months ended September 30, 1996 was $1.4 million compared to $299,000 for the same period in 1995, an increase of $1.1 million. This increase is primarily attributable to the higher cash levels resulting from the January 1996 Notes offering. Approximately $71.9 million of the net proceeds thereof remained after the repayment of approximately $50.0 million under the Senior Credit Facility which was invested in low risk commercial paper, until it was used to finance the Acquisitions.

         Interest expense was $30.1 million for the nine months ended September 30, 1996, compared with $24.5 million for the prior year period, an increase of $5.6 million, or 22.9%. The increase in interest expense is due to the Company's higher debt level following the January 1996 Notes Offering and the increased borrowings under the Senior Credit Facility to finance the KELO acquisition.

         The net interest expense resulting from the Swap Agreement amounted to $315,000 for the nine months ended September 30, 1996, compared to $709,000 for the nine months ended September 30, 1995. On April 18, 1996 the Company's $25 million Swap Agreement expired. At September 30, 1996, the Company was not holding any derivative instruments. At September 30, 1996, fixed rate debt and interest rate swap agreements comprised $376 million, or 95.0%, of the Company's total debt.

         In June 1995, the Company incurred a $9.1 million extraordinary loss on the extinguishment of debt. This loss was related to the partial repayment and the amendment of the Senior Credit Facility.

         As a result of the factors discussed above, the net loss to the company was $2.5 million for the nine months ended September 30, 1996, compared with a net loss of $8.6 million for the same period in 1995. Loss before extraordinary item was $2.5 million for the nine months ended September 30, 1996, compared to income of $536,000 for the same period in 1995.

         Broadcast cash flow was $50.4 million for the nine months ended September 30, 1996, compared to $45.9 million for the same period in 1995, an increase of $4.5 million, or 9.8%, of which approximately $4.8 million was generated by the newly acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 50.8% for the nine months ended September 30, 1996, compared to 51.7% for the same period in 1995.

Pro Forma

         The following pro forma information gives effect to the Acquisitions of KWQC and KELO (including expense reductions) and the new affiliation agreement as if they had been effected on January 1, 1995 and 1996. The pro forma information for the three months and nine months ended September 30, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                                 Three Months Ended           Nine Months Ended
                                                                 ------------------           -----------------
                                                                    September 30,                September 30,
                                                                  1995 /(1)/  1996           1995 /(1)/    1996 /(1)/
                                                                 ------       -----          -----         -----
                                                               (dollars in thousands)       (dollars in thousands)
Net Revenues................................................      $35,531     $35,387        $107,225     $108,333
Operating Expenses, Including Selling, General and
 Administrative Expenses....................................       15,270      15,606          46,463       46,913
Amortization of Program License Rights......................        1,830       1,911           5,428        5,837
Depreciation and Amortization (3)...........................        7,581       7,487          23,151       22,946
Corporate Overhead..........................................          705         980           2,271        3,151
Non-cash Compensation.......................................           -           -              438           15
                                                              ------------------------    -------------------------
Operating Income............................................      $10,145      $9,403        $ 29,474     $ 29,471
                                                              ========================    =========================

Broadcast Cash Flow (4).....................................      $18,397     $17,772        $ 55,186     $ 55,427
Broadcast Cash Flow Margin..................................        51.8%       50.2%           51.5%        51.2%
Operating Cash Flow (5).....................................      $17,692     $16,792        $ 52,915     $ 52,276
Capital Expenditures........................................       $  440     $ 1,273        $  4,367     $  3,051

(1) Pro forma adjustments to net revenues include additional annualized network compensation under the new WTVO and KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $155,000 and $555,000 for the three and nine months ended September 30, 1995, respectively. Pro forma adjustments to net revenues include additional network compensation under the new KWQC and KELO affiliation agreements of $182,000 for the nine months ended September 30,1996.

         Pro forma adjustments include expense reductions of approximately $792,000 and $2.4 million and the elimination of the KWQC management fee of $87,000 and $273,000 for the three and nine months ended September 30, 1995, respectively. Pro forma adjustments include expense reductions of approximately $1.1 million and the elimination of the KWQC management fee of $101,000 for the nine months ended September 30, 1996.

(2) Net revenues are total revenues net of agency and national representation commissions.

(3) Pro forma adjustments represent the additional amortization resulting from the January 1996 Notes Offering, the June 1995 Notes Offering and the Amendment. In addition, reflects the elimination of deferred financing costs in connection with the Senior Credit Facility as amended and restated pursuant to the Amendment. Furthermore, pro forma adjustments reflect the amortization of intangibles associated with the KWQC and KELO acquisitions for periods ranging from 2 to 40 years and a net increase in annual depreciation resulting from the allocation of the KWQC and KELO acquisitions purchase prices to the acquired property and equipment depreciated over a new estimated useful life.

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

(5) "Operating cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. The Company has included operating cash flow data because such data are commonly used by investors to measure a company's ability to service debt and will be used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indenture. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flow from operations and funds available under the Senior Credit Facility.

         The Company's senior credit facility (the "Senior Credit Facility") currently provides for borrowings of up to an aggregate of $80.0 million in the form of a revolving facility which matures on December 31, 2000. The Company is permitted to borrow at any time up to $65.0 million of such $80.0 million for acquisitions meeting certain criteria which are approved by a majority of the lenders under the Senior Credit Facility. Undrawn amounts under such facility are available to the Company for working capital requirements and general corporate purposes. As of September 30, 1996, there was $20.0 million outstanding under the Senior Credit Facility.

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

         On October 4, 1996, the Company completed a registered public offering (the "Offering") of 5,250,000 shares of the Company's Class A Common Stock, generating net proceeds to the Company of approximately $162.9 million. Upon completion of the Offering, the Company used approximately $54.8 million of such net proceeds to repurchase from Capital Cities/ABC, Inc., a wholly-owned subsidiary of The Walt Disney Company "Disney"), 1,500,000 shares of the Company's Class C Common Stock and warrants to purchase an additional 750,000 shares of such Common Stock. In addition, the Company used $20.0 million of such net proceeds to repay in full the outstanding principal indebtedness and accrued interest under the Senior Credit Facility. The remaining net proceeds of approximately $88.1 million were placed in low risk commercial paper.

         On May 10, 1996, the Company agreed to acquire KCAL-TV ("KCAL"), Los Angeles, California from a wholly-owned subsidiary of Disney for a purchase price of approximately $368.0 million, plus an estimated $17.0 million for working capital. On September 20, 1996, the Federal Communications Commission ("FCC") granted the application for consent to the transfer of control of the Disney subsidiary which holds the KCAL FCC licenses to a wholly-owned subsidiary of the Company, and the Company anticipates closing the KCAL acquisition during the fourth quarter of 1996. The Company intends to finance the acquisition with the remaining net proceeds of the Offering and borrowings under the amended Senior Credit Facility.

         Pursuant to the Amendment, the Revolver Facility will have a $185.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria:
(i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility and have a total debt/operating cash flow ratio of less than 6.0x.

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

         Pursuant to the Amendment, interest under the Senior Credit Facility will be payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company will pay a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 1.25% based upon a ratio under 4:1 to 2.625% based upon a 6.5:1 or greater ratio.

         Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of such subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries.

         The Senior Credit Facility imposes restrictions on the Company's ability to incur additional indebtedness. Pursuant to the Amendment, the Company will be permitted to incur, subject to the terms of the Indentures and satisfaction of the financial covenants of the Senior Credit Facility, unsecured subordinated debt, provided that the subordination and mandatory redemption provisions, the covenants and the maturity of such indebtedness are comparable to the notes under the Indentures and that the proceeds are used to repay the outstanding balance of the Term Facility until the Company's debt to operating cash flow ratio is less than 4.5x. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures.

         The Company from time to time investigates alternatives for replacing or refinancing its existing Senior Credit Facility. Any such replacement or refinancing may or may not have terms and conditions, including restrictive covenants and maintenance tests, similar to those in the Senior Credit Facility.

         Interest on January 1996 Notes is payable semi-annually on January 15 and July 15, interest on the June 1995 Notes is payable semi-annually on February 15 and August 15, and interest on the November 1994 Notes is payable semi-annually on May 15 and November 15. The Indentures impose certain limitations on the ability of the Company and certain of its Subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummated certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any Senior Debt and senior in right of payment to the Notes, incur liens, impose restrictions on the ability of a Subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         A $5.0 million portion of the purchase price in connection with the Nationwide Acquisition has been deferred (having a net present value as of September 30, 1996, discounted at 11.9% of $3.4 million) and is payable over the remaining four-year period, without interest, in equal annual installments, with the first such installment having been paid on November 14, 1995. The Company paid a $3.0 million portion of the purchase price in connection with the KELO Acquisition by delivery of a promissory note, the principal amount of which will be payable in full on May 31, 1998, and which requires quarterly payments of interest accruing at the prime rate.

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

         The Company anticipates that its operating cash flow, together with the amounts available under the Senior Credit Facility, will be sufficient to finance the operating requirements of its stations, debt service requirements and anticipated program and capital expenditures.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

         (a) Exhibits.

Exhibit

Number            Exhibit Description

11                Statement Re Computation of Per Share Earnings.

27                Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended September 30, 1996:

                  1. Current Report on Form 8-K dated June 18, 1996 reporting the filing of the Offering.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                YOUNG BROADCASTING INC.

Date:    November 6, 1996               By: /s/ Vincent J. Young
                                            ---------------------
                                                Vincent J. Young
                                                Chairman

Date:    November 6, 1996               By: /s/ James A. Morgan
                                            --------------------
                                                James A. Morgan
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)