Form 10-K405
period 1996-12-31
YOUNG BROADCASTING INC /DE/
filed 1997-03-31
CIK 929144

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ---------------
                                   FORM 10-K
                                ---------------
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER: 0-25042

                           YOUNG BROADCASTING INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3339681
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

      599 LEXINGTON AVENUE                                  10022
       NEW YORK, NEW YORK                                 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 754-7070

                             ____________________

  Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities registered pursuant to Section 12(g) of the Act:

                     CLASS A COMMON STOCK, $.001 PAR VALUE
                               (Title of class)
                             ____________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of the voting stock of registrant held by nonaffiliates of the registrant as of March 3, 1997 was approximately $361,488,515.
                               ____________________

      Number of shares of Common Stock outstanding as of March 3, 1997:
12,241,608 shares of Class A Common Stock and 2,017,230 shares of Class B Common Stock.
                              ____________________

                      DOCUMENTS INCORPORATED BY REFERENCE

                                               LOCATION IN FORM 10-K
           DOCUMENT                            IN WHICH INCORPORATED
           --------                            ---------------------

Registrant's Proxy Statement relating to             Part III
the 1997 Annual Meeting of Stockholders
================================================================================

                            YOUNG BROADCASTING INC.

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I

 Item 1.           Business.................................................   1

 Item 2.           Properties...............................................  31

 Item 3.           Legal Proceedings........................................  33

 Item 4.           Submission of Matters to a Vote
                   of Security Holders......................................  34

PART II

 Item 5.           Market for Registrant's Common Equity
                   and Related Stockholder Matters..........................  36

 Item 6.           Selected Financial Data..................................  37

 Item 7.           Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations............................................  39

 Item 8.           Financial Statements and Supplementary Data..............  49

 Item 9.           Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure.....................................  70

PART III

 Item 10.          Directors and Executive Officers
                   of the Registrant........................................  70

 Item 11.          Executive Compensation...................................  70

 Item 12.          Security Ownership of Certain
                   Beneficial Owners and Management.........................  70

 Item 13.          Certain Relationships and Related
                   Transactions.............................................  70

PART IV

 Item 14.          Exhibits, Financial Statement
                   Schedules, and Reports on Form 8-K.......................  70

SIGNATURES         .........................................................  75

                        FORWARD-LOOKING STATEMENTS

      THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, INCREASES IN NET REVENUES AND BROADCAST CASH FLOW (AS DEFINED) AND REDUCTIONS IN OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.


                                   PART I

ITEM 1.  BUSINESS.

      All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated February 1997, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

GENERAL

      The Company owns and operates twelve television stations in geographically diverse markets. Six of the stations are affiliated with American Broadcasting Companies, Inc. ("ABC"), four are affiliated with CBS Inc. ("CBS"), one is affiliated with National Broadcasting Company, Inc. ("NBC"), and one is an independent station. Each of the Company's stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the seventh largest ABC network affiliate group in terms of households reached and owns more ABC stations than any single operator other than ABC. The Company's sole independent television station, KCAL, Los Angeles, California ("KCAL"), is the only independent VHF television station operating in the Los Angeles market, which is ranked as the second-largest television market in terms of population and the largest in terms of estimated television revenue.

      The Company was founded in 1986 by Vincent Young and his father, Adam Young. Vincent Young, the Company's Chairman, has over 25 years of experience in the television broadcast industry, and Adam Young has over 50 years of experience in the industry. Ronald Kwasnick, the Company's President, has over 25 years of experience in the industry.

      The Company is a Delaware corporation that was formed in 1986. The Company's principal offices are located at 599 Lexington Avenue, New York, New York 10022, and its telephone number is (212) 754-7070.

RECENT DEVELOPMENTS

      KCAL Acquisition. On November 22, 1996, the Company acquired (the "KCAL Acquisition") the assets of KCAL from KCAL Broadcasting, Inc., a subsidiary of The Walt Disney Company ("Disney"), for $368.0 million, plus approximately $19.5 million for net working capital included as part of the purchased assets. For the twelve months ended December 31, 1996, KCAL generated aggregate net revenues of approximately $118.7 million and broadcast cash flow of approximately $19.7 million, resulting in a broadcast cash flow margin of approximately 16.6%. Based upon its review of current operating budgets and expenses and 1995 operating results of KCAL, the Company has identified, on a line item basis for the twelve months ended December 31, 1996, annualized expense reductions of approximately $21.9 million for personnel and other costs and $5.7 million of net programming cost savings associated with seven sitcom programs, the liabilities for which were not assumed by the Company in connection with the KCAL Acquisition. The Company has also identified other areas for improvements consistent with its operating strategy which are expected to enhance the operating performance of KCAL and result in further increases in broadcast cash flow margins. See "Forward--Looking Statements."

      For the year ended December 31, 1996, after giving pro forma effect to the KCAL Acquisition and to the Quad Cities and KELO Acquisitions (as hereinafter defined), including annualized net expense reductions, as if such transactions had occurred on January 1, 1996, the Company would have had net revenues and broadcast cash flow of $261.5 million and $124.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of "broadcast cash flow."

      1996 Public Offering and ABC Repurchase. On October 4, 1996, the Company and selling stockholders of the Company completed a public offering (the "Offering") of 7,361,398 shares of the Company's Class A Common Stock, generating proceeds to the Company of approximately $162.0 million (net of underwriting discounts and commissions and the expenses of the Offering). Concurrently with the closing of the Offering, the Company repurchased (the "ABC Repurchase") from Capital Cities/ABC, Inc., a subsidiary of Disney, 1,500,000 shares of the Company's non-voting Class C Common Stock and warrants of the Company to purchase an additional 750,000 shares of such Common Stock for an aggregate cash purchase price of approximately $54.8 million. See "Certain Relationships and Related Transactions." In addition, the Company used $20.0 million of such proceeds to repay in full its then outstanding indebtedness, including interest, under its Senior Credit Facility (as defined below).

      Amended and Restated Senior Credit Facility. To enable the Company to finance the KCAL Acquisition, on November 15, 1996, the Company amended and restated its then existing $200.0 million senior credit facility to provide for a $500.0 million senior credit facility (the "Senior Credit Facility"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company used the remaining net proceeds of the Offering, approximately $305.0 million of borrowings under the Senior Credit Facility and $6.0 million of its existing cash balances to finance the KCAL Acquisition and to pay approximately $10.7 million of related fees and expenses.

      KELO Acquisition. On May 31, 1996, the Company acquired (the "KELO Acquisition") from a subsidiary of Midcontinent Media, Inc. for $50.0 million all of the assets of television station KELO

("KELO"). KELO is the CBS affiliate in Sioux Falls, South Dakota and Rapid City, South Dakota. The Company also purchased approximately $2.0 million of accounts receivable at a 3% discount.

      For the twelve months ended December 31, 1996, KELO generated aggregate net revenues of approximately $11.9 million and broadcast cash flow of approximately $5.7 million, resulting in a broadcast cash flow margin of 47.9%. Based upon its review of current operating budgets and 1995 operating results for KELO, the Company identified, on a line item basis, approximately $1.4 million of annualized expense reductions that the Company is implementing at KELO. See "Forward-Looking Statements." Such reductions are in the area of personnel and benefits savings, programming costs and purchased services.

      Quad Cities Acquisition. On April 15, 1996, the Company acquired (the "Quad Cities Acquisition") from Broad Street Television, L.P. for $55.0 million all of the assets of television station KWQC (Quad Cities), an NBC network affiliate (the "Quad Cities Station"). The acquired assets included approximately $2.1 million of accounts receivable, which were purchased at a 5% discount. Upon consummation of the Quad Cities Acquisition, the seller deposited approximately $2.0 million in escrow for the purpose of securing the Company's rights to indemnification from the seller.

      For the twelve months ended December 31, 1996, the Quad Cities Station generated aggregate net revenues and broadcast cash flow of approximately $13.6 million and $6.9 million, respectively, resulting in a broadcast cash flow margin of 50.7%. Based upon its review of current operating budgets and 1995 operating results for the Quad Cities Station, the Company has identified, on a line item basis, approximately $1.3 million of annualized expense reductions that the Company is implementing at the Quad Cities Station. See "Forward-Looking Statements." Such reductions are in the area of personnel and benefit savings, programming costs and purchased services.

      Stock Repurchase. On December 15, 1995, the Company agreed to repurchase 423,259 shares of the Company's Common Stock from J.P. Morgan Capital Corp., an affiliate of J.P. Morgan Securities Inc., for approximately $11.1 million. The Company repurchased 26,625 of such shares in December 1995 and repurchased the balance in January 1996.

      January 1996 Notes Offering. On January 16, 1996, the Company completed the offering (the "January 1996 Notes Offering") of $125.0 million principal amount of its 9% Senior Subordinated Notes due 2006. The Company used approximately $50.0 million of the net proceeds of the January 1996 Notes Offering (approximately $121.9 million) to repay all of its then outstanding indebtedness, including accrued interest, under the Senior Credit Facility. Of the remaining approximately $71.9 million of net proceeds, the Company used approximately $56.0 million to finance the Quad Cities Acquisition, and used the remaining net proceeds and borrowings under the Senior Credit Facility to finance the KELO Acquisition.

OPERATING STRATEGY

      The Company continually seeks to increase its revenues and broadcast cash flow. The Company's operating strategy focuses on increasing the cash flow of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

      Targeted Marketing. The Company seeks to increase its revenues and broadcast cash flow by expanding existing relationships with local and national advertisers and attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company's success in increasing local advertising revenues is also attributable, in part, to the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of systems of performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the other stations. As a result of this marketing effort, during the year ended December 31, 1996, the Company's stations recorded new business sales of approximately $16.9 million.

      The Company's stations utilize a variety of marketing techniques to increase advertising revenues, including the following:

      . Vendor Marketing. The Company's "vendor marketing" program has experienced a great deal of success in the Company's markets. Under this program, a station will contact the vendors of a particular store chain and arrange for the vendors to purchase advertising for the store chain in exchange for the store's commitment to purchase additional products from the vendors. The result is that both the vendors' products and the store chain are advertised, with the vendors collectively bearing the cost of the advertisement.

      . Live Remotes. Stations obtain premium advertising dollars by utilizing live remotes on location at the offices or facilities of an advertiser. The station will use its own staff and broadcasting equipment and, as a result, the expense to the station is relatively low. Live advertisements are broadcast continually over the course of a period of the day and tend to show immediate results with viewers being attracted to the live television event taking place within their community.

      . Research. Each station designates personnel to research the amount of advertising dollars expended in other media (such as radio, newspapers and magazines) by advertisers within its market. The station will then target individual advertisers seeking the same demographic groups sought by the station for particular dayparts and will illustrate to the advertisers the advantages of television advertising over other media which do not target specific demographic groups.

      An important element in determining advertising rates is the station's rating and share among a particular demographic group which the advertiser may be targeting. The Company believes that its success is attributable to its ability to reach desirable demographic groups with the programs it broadcasts.

      Strong Local Presence. Each station seeks to achieve a distinct local identity principally through the quality of its local news programming and by targeting specific audience groups with special programs and marketing events. Each station's local news franchise is the foundation of the Company's strategy to strengthen audience loyalty and increase revenues and broadcast cash flow for each station. Strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

      Strong local news product helps differentiate local broadcast stations from cable system competitors, which generally do not provide this service. The cost of producing local news programming generally is lower than other sources of programming and the amount of local news programming can be increased for very modest incremental increases in cost. Moreover, such programming can be increased or decreased on very short notice, providing the Company with greater programming flexibility.

      In each of its markets, the Company develops additional information-oriented programming designed to expand the Company's hours of commercially valuable local news and other news programming with relatively small increases in operating expenses. In addition to local news, each station utilizes special programming and marketing events, such as prime time programming of local interest or sponsored community events, to strengthen community relations and increase advertising revenues. The Company places a special emphasis on developing and training its local sales staff to promote involvement in community affairs and stimulate the growth of local advertising sales.

      Programming. The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, management balances the cost of available syndicated programs, their potential to increase advertising revenue and the risk of reduced popularity during the term of the program contract. The Company seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy and counter competitive programming. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

      Cost Controls. Each station emphasizes strict control of its programming and operating costs as an essential factor in increasing broadcast cash flow.

      The Company relies primarily on its in-house production capabilities and seeks to minimize its use of outside firms and consultants. The Company's size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its corporate overhead costs by utilizing the group benefits provided by the Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company continually seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and continually reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenues through efficient use of its available resources.

ACQUISITION STRATEGY

      The Company believes that its ability to manage costs effectively while enhancing the quality provided to station viewers gives the Company an important advantage in acquiring and operating new stations. In assessing acquisitions, the Company targets stations for which it has identified line item expense reductions that can be implemented upon acquisition. The Company emphasizes strict controls over operating expenses as it expands a station's revenue base with the goal of improving a station's broadcast cash flow. Typical cost savings arise from reducing staffing levels, substituting more cost-effective employee benefit programs, reducing dependence on outside consultants and research firms and reducing travel and other non-essential expenses. The Company also develops specific proposals for revenue enhancement utilizing management's significant experience in local and national advertising.

      The Company plans to pursue favorable acquisition opportunities as they become available. The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire or sell any television stations. As of December 31, 1996, the Company had the ability, subject to certain limitations, to borrow up to $183.0 million under the Senior Credit Facility for the purpose of financing acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

THE STATIONS

      The Company's stations are geographically diverse, which minimizes the impact of regional economic downturns. One station is located in the west region (KCAL-Los Angeles, California), six stations are located in the midwest region (WBAY-Green Bay, Wisconsin, KWQC-Quad Cities, KELO-Sioux Falls, South Dakota, WLNS-Lansing, Michigan, WKBT-La Crosse-Eau Claire, Wisconsin, and WTVO-Rockford, Illinois), four stations are in the southeast region (WKRN-Nashville, Tennessee, WRIC-Richmond, Virginia, WATE-Knoxville, Tennessee, and KLFY-Lafayette, Louisiana), and one station is in the northeast region (WTEN-Albany, New York).

      Six of the Company's twelve stations are affiliated with ABC, four are affiliated with CBS and one is affiliated with NBC. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KCAL is the only independent VHF television station operating in the Los Angeles market.

      The following table sets forth general information for each of the Company's stations:

                                                                            Commercial  Station
                              Market   Television              Network      Stations    Rank In    In-Market  Year
                              Rank(1)  Households(2)  Channel  Affiliation  in DMA(3)   Market(4)  Share(5)   Acquired
                              -------  -------------  -------  -----------  ----------  ---------  ---------  --------
KCAL (Los Angeles, CA)           2      4,942,440        9         IND           13         6           7        1996
WKRN (Nashville, TN)            33        782,940        2         ABC            6         3          20        1989
WTEN (Albany, NY)               52        506,850       10(6)      ABC            4         3          28        1989
WRIC (Richmond, VA)             59        460,890        8         ABC            5         3          29        1994
WATE (Knoxville, TN)            60        456,260        6         ABC            4         2          28        1994
WBAY (Green Bay, WI)            70        376,380        2         ABC            5         2          31        1994
KWQC (Quad Cities)              88        303,810        6         NBC            4         1          43        1996
WLNS (Lansing, MI)             106        231,060        6         CBS            4         1          43        1986
KELO (Sioux Falls, SD)         107        229,310       11(7)      CBS            4         1          52        1996
KLFY (Lafayette, LA)           121        203,880       10         CBS            4         1          58        1988
WKBT (La Crosse-
      Eau Claire, WI)          130        177,490        8         CBS            4         2          26        1986
WTVO (Rockford, IL)            135        166,090       17         ABC            4         3          28        1988

-------------------------

(1) Refers to the size of the television market or Designated Market Area ("DMA") as used by Nielsen.
(2) Refers to the number of television households in the DMA as estimated by Nielsen.

(3) Represents the number of television stations ("reportable stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on to sign-off"). Does not include national cable channels. The number of reportable stations may change for each reporting period. "Weekly cumulative audience" measures the total number of different households tuned to a station at a particular time during the week. "Share" references used elsewhere herein measure the total daily households tuned to a station at a particular time during the week.
(4) Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during February 1997.
(5) Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market ("in-market share"), as measured sign-on to sign-off.
(6) WTEN has a satellite station, WCDC (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.
(7) KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 173.

     The following is a description of each of the Company's stations:

     KCAL, Los Angeles, California. The Company acquired KCAL from a subsidiary of Disney on November 22, 1996. KCAL has the distinction of being one of the first commercial stations in the country. KCAL's first broadcast was on December 23, 1931. It is now the only independent VHF station in the Los Angeles market. Los Angeles is the second largest DMA with an estimated 4,942,440 television households and the country's largest television market in terms of estimated advertising dollars spent on the medium. There are thirteen reportable stations in the DMA. For the February 1997 ratings period, KCAL was ranked sixth after the local ABC, NBC, CBS, WB and Fox affiliates, with an overall sign-on to sign-off in-market share of 7%. KCAL ranked fifth in in-market revenue share in the fourth quarter of 1996.

     KCAL is a prominent news provider in the market, presenting 27 hours of such programming each week and up to 25 special one hour reports each year. In 1995, the station won the prestigious Edward R. Murrow Award as the "Best Local Newscast in the Country." In 1996, KCAL was honored with nine Golden Mikes, including Best 30 Minute Newscast and Best Daytime Newscast, ten Emmys, five Radio Television News Directors awards, ten New York Film Festival Awards, 17 Associated Press Awards and 31 Los Angeles Press Club Awards. Since 1991, KCAL has been the most honored local station in Los Angeles for news.

     KCAL is also the broadcast station of choice for premier local sports franchises with over 130 major televised sporting events each year. KCAL currently has long term agreements with the Los Angeles Lakers (4 years remaining), Anaheim Angels (5 years remaining), Mighty Ducks of Anaheim (2 years remaining), Los Angeles Clippers (5 years remaining) and Los Angeles Kings (3 years remaining). The station also has agreements to broadcast PAC 10 Football and certain boxing events. These contracts enable KCAL to offer advertisers year-round sports packages aimed at very attractive audience categories.

     As the largest market in the country's largest state, Los Angeles enjoys a diverse industry makeup ranging from entertainment and manufacturing to international trade and financial services. In addition to Los Angeles County, KCAL reaches Orange, Santa Barbara and other counties in Southern California. Orange County alone has ranked fifth, nationally, in both population and population growth over the last five years. According to Investing in Television Market Report '96 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the average household income in the Los Angeles market in 1994 was $52,378, with an effective buying income projected to grow at an annual rate of 2.5% through 1999. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Los Angeles market is projected to average 0.5% annually through 1999.

     WKRN, Nashville, Tennessee. WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 33rd largest DMA, with an estimated 782,940 television households. There are six reportable stations in the DMA. For the February 1997 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 20%. The station's syndicated programs include The Cosby Show, Roseanne, Coach, Full House, Jenny Jones, Entertainment Tonight, Live With Regis and Kathie Lee, Family Matters, Step by Step, Extra and Rosie.

     The quality of the station's newscasts has been regularly recognized by its broadcasting peers, highlighted by its winning of the prestigious Peabody Award for investigative journalism. During the last three years, the station won a combined 33 regional Emmy Awards. The Tennessee Associated Press awarded the station first place for Investigative, Feature and Spot News reporting. The station also has won a number of regional awards from the Radio and Television News Directors Association, including 1994 awards for Best Feature, Best News Operation and Best Investigative Reporting.

     Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Bridgestone-Firestone, Nissan, Saturn, Columbia/HCA, Shoney's, Service Merchandise, First American National Bank, Northern Telecom, Aladdin Industries and Willis Corroon plc. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 1994 was $41,613, with effective buying income projected to grow at an annual rate of 5.6% through 1999. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 5.8% annually through 1999.

     WKRN is a prime example of the Company's strategy to achieve a strong local presence. Its community activities range from raising food for the hungry of Middle Tennessee to focusing on the issues and concerns of children through its "Kids 2 Kids" campaign and "Schools Now" half million dollar fund raising effort.

     ABC affiliates in Bowling Green, Kentucky and Jackson, Tennessee have overlapping signals with WKRN on the north and west edges of the DMA, resulting in some loss of viewers in those areas. The Company believes this overlap is responsible for the lower station share compared to the NBC and CBS affiliates.

     WTEN, Albany, New York. WTEN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in October 1989, began operations in 1953 and is affiliated with ABC. WTEN added a satellite station, WCDC-TV Channel 19, in Adams, Massachusetts in 1963 to serve more adequately the eastern edge of the market. WCDC-TV was acquired concurrently with WTEN. (All references to WTEN include WCDC-TV.)

     The Albany market (which includes Schenectady and Troy) is the 52nd largest DMA, with an estimated 506,850 television households. There are four reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the February 1997 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 28%, compared to 32% for WNYT, the NBC affiliate, and

32% for WRGB, the CBS affiliate. The station's syndicated programs include Wheel of Fortune, Jeopardy, Day & Date, Coach and Rosie. WTEN has won numerous awards in recent years for both local news and public affairs programming.

     Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Fleet Financial Group, State Farm Insurance, Metropolitan Life Insurance and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 1994 was $45,705, with effective buying income projected to grow at an annual rate of 3.5% through 1999. Retail sales growth in this market is also projected by the BIA Guide to average 3.6% annually during the same period.

     The station has focused on its local newscasts, selective syndicated program acquisition and client marketing programs to maximize revenues. Selective use of client incentive programs has generated over $1 million of incremental revenue in the past 14 months.

     WRIC, Richmond, Virginia. WRIC, acquired by the Company in November 1994 from Nationwide, began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 59th largest DMA, with an estimated 460,890 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the February 1997 ratings period, WRIC was in third place in the ratings, two points behind WTVR and WWBT, the CBS and NBC affiliates. In actual audience share, WRIC was slightly behind WTVR and WWBT, with a sign-on to sign-off in-market share of 29%, compared to 31% for WTVR and WWBT. The station's syndicated programming includes Wheel of Fortune, Jeopardy, Montel Williams, Ricki Lake and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

     Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the VCU Medical College of Virginia. Philip Morris is the largest employer in the market, employing approximately 11,000 area residents. According to the BIA Guide, the average household income in the Richmond market in 1994 was $43,317, with effective buying income projected to grow at an annual rate of 3.7% through 1999. Retail sales growth is also projected by the BIA Guide to average 5.6% annually during the same period.

     WATE, Knoxville, Tennessee. WATE, also acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 60th largest DMA, with an estimated 456,260 television households. There are four reportable stations in the DMA, three of which are VHF stations. During the February 1997 ratings period, WATE ranked second, with a sign-on to sign-off in-market share of 28%. The station's syndicated programming includes Home Improvement, Jenny Jones, Coach, Matlock and Rosie. WATE has won numerous awards in recent years from state journalism organizations for its news operations. It also recently received its second Emmy Award for sports programming.

     According to the BIA Guide, the average household income in the Knoxville market in 1994 was $37,005 with effective buying income projected to grow at an annual rate of 5.2% through 1999. Retail sales growth is also projected by the BIA Guide to average 5.2% annually during the same period.

     WBAY, Green Bay, Wisconsin. WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 70th largest DMA, with an estimated 376,380 television households. There are five reportable stations in the DMA, three of which are VHF stations. For the February 1997 ratings period, WBAY was second in the ratings behind WFRV, the CBS affiliate. In audience share, WFRV led WBAY in the May 1996 ratings period, with a sign-on to sign-off in-market share of 34%, compared to 31% for WBAY. The station's syndicated programming includes Home Improvement, Seinfeld, Roseanne, Inside Edition, Ricki Lake, Hard Copy and Jenny Jones. WBAY has won numerous awards in recent years from state journalism organizations for its news operations.

     According to the BIA Guide, the average household income in the Green Bay market in 1994 was $42,159, with effective buying income projected to grow at an annual rate of 4.6% through 1999. Retail sales growth is also projected by the BIA Guide to average 5.6% annually during the same period.

     KWQC, Quad Cities. The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 88th largest DMA serving an estimated 303,810 television households in eastern Iowa and western Illinois. There are four reportable stations in the DMA, three of which are VHF. During the February 1997 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 43%. The station has retained the number one position for over twelve years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Montel Williams, American Journal and Cheers.

     KWQC places a strong emphasis on local news and community related events and broadcasts. The station annually produces several news specials in addition to providing 21 hours of local news and information programming per week. KWQC is involved in a variety of community events including Race For The Cure, Toys For Tots, Festival of Trees, The Student Hunger Drive, the United Way Drive, Bix 7 Race and Women's Lifestyle Fair.

     John Deere Corporation and Eagle Country Markets are both headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Oscar Mayer, J.I. Case and Modern Woodman. Riverboat gambling has brought three boats to the market that have increased the tourism business. The market has also experienced an increase in convention business.

     According to the BIA Guide, the average household income in the Quad Cities market in 1994 was $40,086, with effective buying income projected to grow at an annual rate of 3.0% through 1999. Retail sales growth is also projected by the BIA Guide to average 4.8% annually during the same period.

     WLNS, Lansing, Michigan. WLNS, acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 106th largest DMA, with an estimated 231,060 television households. WLNS is one of only two VHF network affiliates in the DMA. During the February 1997 ratings period, WLNS was the highest-rated station out of four reportable stations in its DMA, with a sign-on to sign-off in-market share of 43%. The station has consistently held the highest rating for several ratings periods. The station's syndicated programming includes Rosie, Entertainment Tonight, Hard Copy, The Maury Povich Show and Montel Williams.

     The station attributes its success to the experience of its local sales staff, which focuses on developing strong relationships with local advertisers. WLNS is also recognized as the dominant news station in the Lansing market. The station consistently wins by wide margins against competitors in its noon and 6:00 p.m. newscasts. For the February 1997 ratings period, WLNS's newscasts finished ahead of its closest competitor by 28 share points at noon and 19 share points at 6:00 p.m. The station also won at 11:00 p.m. by 10 share points. WLNS launched the market's first 5:30 p.m. newscast in 1989, which has since developed a solid audience share and has consistently held the greatest share in its time period. The station recognizes local news programming as the key to its success and produces 18 to 20 special news programs each year, including live town hall meetings in prime time on community topics such as youth violence and political debates in major election years. The quality of the news broadcasts at WLNS has resulted in numerous state journalism and public service awards.

     The economy of Lansing is dominated by three employers, the State of Michigan, General Motor's Buick-Oldsmobile-Cadillac Division ("B.O.C.") and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 14,000 people. B.O.C. has approximately 17,000 employees. Michigan State University has over 12,000 employees with a student enrollment of over 42,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 1994 was $46,143, with effective buying income projected to grow at an annual rate of 3.8% through 1999. Retail sales growth in this market is also projected by the BIA Guide to average 5.6% annually during the same period.

     KELO, Sioux Falls, South Dakota. On May 31, 1996, the Company acquired KELO from a subsidiary of Midcontinent Media, Inc. The station began operations in 1953 and is affiliated with CBS. KELO added satellite station KDLO, Channel 3, in Florence, South Dakota in 1955 to serve the northern South Dakota area, and added satellite station KPLO, Channel 6, in Reliance, South Dakota in 1957 to serve the central South Dakota area. In 1988, KCLO, Channel 15, then operating as a translator facility, was added as a satellite station of KELO in Rapid City, South Dakota. KELO fully serves two DMAs, as Rapid City is a separate contiguous DMA. (All references to KELO include KDLO and KPLO. The following information pertains only to the Sioux Falls DMA.)

     The Sioux Falls market is the 107th largest DMA serving an estimated 229,310 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 52 counties within South Dakota. There are four reportable stations in the DMA, three of which are VHF. During the February 1997 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 52%, significantly ahead of the ABC, NBC and FOX/UPN affiliates, who had 28%, 15% and 7%, respectively. KELO's newscast finished ahead of each of the competing stations for every weekday newscast time period. Recognizing the importance of local news, the station presents live newscasts five times daily, with notable ratings and sales success. The station's syndicated programming includes Entertainment Tonight, The Maury Povich Show, FX: The Series, Geraldo and Matlock.

     The largest employers in the market are Citibank and John Morrell. Sioux Falls is the largest city in South Dakota, with a population of 112,000. According to the BIA Guide, the average household income in the Sioux Falls market in 1994 was $42,726, with effective buying income projected to grow at an annual rate of 4.9% through 1999. Retail sales growth is also projected by the BIA Guide to average 6.9% annually during the same period.

     KLFY, Lafayette, Louisiana. KLFY, acquired by the Company from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market's first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth Station, KLAF, is a lower power station affiliated with the Warner Brothers Network. The market is dominated by KLFY and the local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Currently the NBC affiliate in Lake Charles is selling advertising in the Lafayette market with minimal success.

     The Lafayette market is the 121st largest DMA, with an estimated 203,880 television households. KLFY ranks first in the February 1997 ratings period with an overall sign-on to sign-off in-market share of 58%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in 28 of 30 major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with a sign-on to in-market share of 52%. The station's syndicated programs include The Maury Povich Show, Home Improvement, Cosby, Coach, Rosie, Maureen O'Boyle, Hercules and Zena.

     Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 90-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the February 1997 ratings period, this program received a 6:00 - 7:00 a.m. in-market share of 62%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995 "Station of the Year" award from the Louisiana Broadcasters Association.

     KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called "Meet Your Neighbor" and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. "Wednesday's Child" is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has over the past ten years raised over a thousand tons of food for the hungry with its annual "Food for Families" all-day live remote from 17 locations in the DMA. It has an annual "Coats for Kids" campaign to clothe needy children and has raised over $7.5 million for the Muscular Dystrophy Association's ("MDA") annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

     According to the BIA Guide, the average household income in the Lafayette market in 1994 was $35,050, with effective buying income projected to grow at an annual rate of 4.8% through 1999. Retail sales growth in this market is also projected by the BIA Guide to average 6.9% annually during the same period.

     WKBT, La Crosse, Wisconsin. WKBT, acquired (together with WLNS) by the Company from Backe Communications Inc. in September 1986, began operations in 1954 and is affiliated with CBS. Although 90 miles apart, the cities of La Crosse and Eau Claire are considered a single market by Nielsen, and WKBT's signal covers both cities, reaching an eleven-county area that includes two Minnesota counties and most of western Wisconsin. There are four reportable stations in the DMA, but WKBT is one of only two local VHF stations.

     The La Crosse-Eau Claire market is the 130th largest DMA, with an estimated 177,490 television households. The highest-rated local stations in the DMA are WKBT and WEAU, the NBC affiliate. For the February 1997 ratings period, WKBT had a sign-on to sign-off in-market share of 26%, which places WKBT second to WEAU, which had a 42% share. The station's syndicated programming includes Entertainment Tonight, Roseanne, Married with Children, The Cosby Show, Sally Jessy Raphael, Baywatch, The Simpsons and Fresh Prince of Bel-Air.

     In recent years, the station hired an award-winning local anchor team to host the station's news programs. The station's newscasts, collectively broadcast as NewsChannel 8, focuses on local coverage of news, weather and sports events.

     Over the past several years, WKBT has won awards for news coverage from state journalism organizations. Currently, WKBT is the only station in its market to provide closed-captioning of its local newscasts for its hearing impaired viewers. The station is also an active sponsor of many other local community events and programs, including Toys for Tots, Crimestoppers, Salvation Army Operation Food Basket, Red Cross Disaster Relief, Weatherschool and Friday's Child. WKBT regularly contributes public service announcements and hundreds of hours of volunteer labor to the community throughout the year.

     The economy in the La Crosse-Eau Claire region is centered on skilled industry, medical services, agriculture and education. Prominent corporations located in the area include The Trane Company, the area's largest employer with approximately 2,600 employees, Fleming Foods, G. Heileman Brewing Company and La Crosse Footwear. Lutheran Hospital, Franciscan Health Systems and Gunderson Clinic have made La Crosse a health care hub for the entire western Wisconsin region and, combined, employ approximately 4,400 area residents. Local educational institutions draw a large student base to the market and include branches of the University of Wisconsin in La Crosse and Eau Claire, as well as Viterbo College and Western Wisconsin Technical College. According to the BIA Guide, the average household income in the La Crosse-Eau Claire market in 1994 was $37,934, with effective buying income projected to grow at an annual rate of 4.2% through 1999. Retail sales growth in this market is also projected by the BIA Guide to average 5.4% annually during the same period.

     WTVO, Rockford, Illinois. WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

     The Rockford market is the 135th largest DMA, with an estimated 166,090 television households. There are four reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the February 1997 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 28%, compared to 29% and 32% for the CBS and NBC affiliates, respectively. The stations's syndicated programs include Sally Jessy Raphael, Jenny Jones,

Rosie, Hard Copy, Entertainment Tonight and The Simpsons. The station produces local interest programs such as Spotlight 17 and Page 17.

     Each year, the Northern Illinois Council of Advertising recognizes the production creativity of local advertising agencies and television stations by awarding "Raddys." Since 1990, WTVO has been the recipient of 18 Raddy awards which span the categories of broadcast division, original footage, and promotional (news) campaign. WTVO has won more Raddys than any other station in the Rockford market.

     WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Rockford is the second largest city in Illinois. Over 1,000 manufacturing firms employ a total of over 50,000 persons in the Rockford area, specializing in machine tool, automotive, aerospace, and consumer product industries. Prominent manufacturers in the area include Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Chrysler Corporation's new Neon subcompact facility. UPS has constructed a new $60.0 million midwestern freight hub at Rockford, and Motorola has begun construction on a cellular phone plant in nearby Harvard, Illinois. According to the BIA Guide, the average household income in the Rockford market in 1994 was $45,671, with effective buying income projected to grow at an annual rate of 4.1% through 1999. Retail sales growth in this market is also projected by the BIA Guide to average 3.4% annually during the same period.

INDUSTRY BACKGROUND

     General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage.

     The Market for Television Programming. Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups which an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

     All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. None of the Company's markets are metered.

     Whether or not a station is affiliated with one of the three major networks (NBC, ABC or CBS) has a significant impact on the composition of the station's revenues, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. The Fox Broadcasting Company ("Fox") has established a network of independent stations whose operating characteristics are similar to the major network affiliate stations although the number of hours of network programming for Fox affiliates is less than that of the three major networks. In recent years, Fox has effectively evolved into the fourth network.

     A fully independent station such as KCAL purchases or produces all of the programming which it broadcasts, resulting in generally higher programming costs than those of major-network affiliates in the same market. However, under increasingly popular barter arrangements, a national program distributor may receive advertising time in exchange for programming it supplies, with the station paying a reduced fee or no cash fee at all for such programming. Because the major networks regularly provide first-run programming during prime time viewing hours, their affiliates generally (but do not always) achieve higher audience shares, but have substantially less inventory of advertising time to sell during those hours than independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. The independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained therefrom. The independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the independent station typically achieves a share of advertising revenues in its market greater than its audience ratings.

     Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Traditional network programming, and recently Fox programming, generally achieve higher audience levels than syndicated programs aired by independent stations. However, since greater amounts of advertising time are available for sale by independent stations and Fox affiliates, they typically achieve a share of the television market advertising revenues greater than their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers.

     Developments in the Television Market. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, however, this level of dominance began to change as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations and cable television services. See "-Federal Regulation of Television Broadcasting" below.

     Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 54% to 67%.

     In acquiring programming to supplement network programming, network affiliates compete with independent stations and Fox affiliates in their markets. Cable systems generally do not compete with local stations for programming. Although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations, such programs would not likely have been acquired by such stations in any event. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

COMPETITION

     Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station's competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Company's operations.

     Audience. Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the daily programming on the Company's stations is supplied by the network with which each station is affiliated. In those periods, the stations are totally dependent upon the performance of the network programs in attracting viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

     Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership share. Each of Time Warner, Inc. and Paramount Communications, Inc. has recently launched a new television network and have entered into affiliation agreements with certain independent commercial television stations. The programming made available by these new networks is presently limited. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

     In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming originated on the cable system. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. Although cable television systems were initially used to retransmit broadcast television programming to paid subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences, and the increased competition could have an adverse effect on the Company's advertising revenues.

     Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), "wireless cable" service, satellite master antenna television systems, low power television stations, television translator stations and, most recently, direct broadcast satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas.

     Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels or direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that these or other technological changes will have on the broadcast television industry or the future results of the Company's operations.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The stations compete against in-market broadcast station competitors for exclusive access to off-network reruns (such as Roseanne) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic in the television industry.

      Time Warner, Inc. and Paramount Communications, Inc., each of which has recently launched a new television network, also own or control a major production studio. Outside production studios are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the new networks.

     Advertising. Advertising rates are based upon the size of the market in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces, and development of projects, features and programs that tie advertiser messages to programming. In addition to competing with other media outlets for audience share, the Company's stations also compete for advertising revenues, which comprise the primary source of revenues for the Subsidiaries. The Company's stations compete for such advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets.

NETWORK AFFILIATION AGREEMENTS

     Each of the Company's network-affiliated stations is affiliated with its network pursuant to an affiliation agreement (an "Affiliation Agreement"). WKRN, WTEN, WRIC, WATE, WBAY and WTVO are affiliated with ABC. KELO, WLNS, KLFY and WKBT are affiliated with CBS. The Quad Cities Station (KWQC) is affiliated with NBC.

     In October 1994, the Company and ABC entered into new Affiliation Agreements for five of the Company's ABC-affiliated stations. Effective August 14, 1995, the Company switched the affiliation of its then sole NBC affiliate to ABC. In addition, in October 1994, the Company and CBS entered into new Affiliation Agreements for three of the Company's CBS-affiliated stations. Such Affiliation Agreements with ABC and CBS provide for contract terms of ten years. The Affiliation Agreement for the Quad Cities Station provides for a ten-year term, with an expiration date of November 1, 2004. On April 3, 1996, the Company and CBS entered into new affiliation agreements for KELO and each of its satellite stations which expire on October 2, 2000. Each Affiliation Agreement is automatically renewed for successive terms subject to either party's right to terminate at the end of any term after giving proper notice thereof. Under the Affiliation Agreements, the networks also possess, under certain circumstances (such as a transfer of control or adverse changes in signal, operating hours or other mode of operation), the right to terminate the Affiliation Agreement on prior written notice ranging between 15 and 45 days depending on the Affiliation Agreement. In addition, ABC has the right upon 60 days prior notice to terminate the Affiliation Agreement with respect to an ABC-affiliated station in a particular market if it acquires a different station within such market.

     Each Affiliation Agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee, specified in each Affiliation Agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday from 8:00 p.m.-11:00 p.m., Eastern time, and Sunday from 7:00 p.m.-11:00 p.m., Eastern time) generates the highest hourly rates. Management believes that programming costs are generally lower for network affiliates than for independent television stations and prime-time network programs generally achieve higher ratings than non-network programs. Management believes that the Company's relationship with the networks is excellent and that all of its stations are highly valued affiliates.

     As an independent station, KCAL purchases all of its programming, resulting in proportionally higher programming costs for the station. In this regard, KCAL retains its entire inventory of advertising and all of the revenue obtained therefrom. Furthermore, KCAL enters into barter arrangements whereby program distributors may receive advertising time in exchange for the programming they provide.


FEDERAL REGULATION OF TELEVISION BROADCASTING

     Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the locations of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for violation of such regulations. The Communications Act also prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was signed into law, the most comprehensive overhaul of the nation's basic communications law since 1934. Provisions of the new law which directly affect broadcasting are highlighted in the following descriptions.

     License Grant and Renewal. In recent years, television broadcasting licenses have generally been granted or renewed for a maximum period of five years although the FCC has authority to renew for a shorter period upon a finding that the "public interest, convenience and necessity" would be served thereby. The 1996 Act lengthens the normal term for television broadcast licenses from five to eight years. Accordingly, on January 24, 1997, the FCC issued an order amending its applicable rules so that, henceforth, broadcast stations (both radio and TV) will ordinarily be granted renewal for a term of eight years. The 1996 Act also streamlines the license renewal process by prohibiting the FCC, upon expiration of an incumbent station's license, from considering competing applications for such licenses unless the FCC first decides that the incumbent licensee does not meet the following statutory requirements for renewal: (1) the station has served the public interest, convenience and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
(3) there have been no other violations of either the Communications Act or FCC Rules by the licensee which taken together would constitute a pattern of abuse. In making this determination, the FCC cannot consider whether the public interest would be better served by a person other than the renewal applicant. The FCC, on April 12, 1996, issued an order eliminating comparative renewal hearings for broadcast applications filed after May 1, 1995 and implementing a new renewal procedure in accordance with these statutory renewal standards. At the time application is made for renewal of a television license, parties in interest may file petitions to deny, and such parties as well as members of the public may comment upon the service the station has provided during the preceding license term and urge denial of the application. In a vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. The main station licenses for the Company's stations expire on the following dates: WRIC, October 1, 2004; KLFY, June 1, 1997 (an application for renewal of the KLFY license is now pending before the FCC; pursuant to Section 307(c)(3) of the Communications Act, the station's license shall continue in effect pending final action on the renewal application by the
FCC); WKRN, August 1, 1997; WATE, August 1, 1997; WLNS, October 1, 1997; WBAY, December 1, 1997; WKBT, December 1, 1997; WTVO, December 1, 1997; KWQC, February 1, 1998; KCLO, April 1, 1998; KELO, April 1, 1998; KDLO and KPLO (satellites of KELO), April 1, 1998; WTEN, June 1, 1999; and WCDC, WTEN's satellite station, April 1, 1999. The Company is not aware of any facts or circumstances that would prevent the renewal of the licenses for the stations at the end of the respective license terms. A license renewal application was granted to KCAL by the FCC on June 6, 1996, several months prior to its acquisition by the Company. The decision imposed certain reporting conditions regarding the station's equal employment opportunity (EEO) records; conditions which now must be met by the Company, as the new licensee. On July 5, 1996, the National Hispanic Media Coalition ("NHMC"), which had opposed the KCAL renewal application on EEO grounds before the FCC, appealed the FCC's decision to renew KCAL's license to the U.S. Court of Appeals for the District of Columbia Circuit. Both Disney, the former licensee of KCAL, and the Company have intervened in this proceeding in support of the FCC. The matter remains pending. In the meantime, KCAL's main station license is now set to expire on December 1, 1998, along with all other California television stations.

     Multiple Ownership Restrictions. FCC regulations and the 1996 Act govern the multiple ownership of radio and television broadcast stations and certain other media. These rules or statutory standards include limits on the number of radio and television stations that may be owned both on a national and local basis. The 1996 Act eliminates the FCC's national ownership limits in the form of caps on the number of television and radio broadcast stations that may be commonly owned. Additionally, it raises the national audience coverage restriction on television station ownership from 25% to 35% of the national audience. On March 8, 1996, the FCC released an order modifying its national ownership rules to conform to the 1996 Act in these respects.

     On a local basis, FCC rules currently allow an entity to have an attributable interest (as defined below) in only one television station in a market (the so-called TV "duopoly" rule). In addition, FCC rules generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The 1996 Act leaves the television duopoly ban in place but directs the FCC to conduct a rulemaking to determine whether the restriction should be retained, modified, or eliminated. Accompanying legislative report language suggests that the FCC should permit VHF-VHF station combinations only in the most compelling circumstances. The 1996 Act also directed the FCC to modify its waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule) by extending it to radio-television combinations in the top 50 markets. Among the other multiple ownership issues addressed by the 1996 Act are the following:

       1. It directs the FCC to revise the dual network rule to permit broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC, Fox) or (b) any of the four existing networks and one of the two emerging networks (WBTN, UPN). The accompanying explanatory language clarifies that Congress does not intend these limits to apply if such networks are not operated simultaneously or if there is no substantial overlap of the territory served by the group of stations comprising each network.

       2. It eliminates the network/cable cross-ownership restriction contained in FCC rules, but allows the Commission to adopt further regulations if necessary to ensure carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated television stations.

       3. It grandfathers certain television Local Marketing Agreements ("LMAs") which were in existence upon enactment and are in compliance with FCC regulations. It is anticipated that the overall status of television LMAs will be further clarified in future FCC ownership proceedings.

       4. It removes the statutory prohibition on broadcast/cable cross-ownership, but leaves the FCC regulatory restriction in place. The explanatory language indicates, however, that repeal of the statutory ban should not be considered by the FCC in any future review of the rule.

       5. It requires the FCC to review its ownership rules biennially as part of its regulatory reform obligations to determine if such rules are necessary in the public interest as a result of competition.

     As noted, the FCC must issue administrative orders or conduct new or additional rulemaking proceedings to implement and/or carry out the foregoing directives of Congress in the 1996 Act. Thus, on November 7, 1996, the FCC released a "Second Further Notice of Proposed Rulemaking" that seeks additional comments on a number of local television ownership issues, including (i) whether to extend the presumptive waiver of the one-to-a-market rule from the top 25 to the top 50 markets; (ii) whether to modify the television duopoly rule to allow common ownership of two television stations in separate DMAs as long as the stations do not have overlapping Grade A contours; and (iii) whether to permit some exceptions to the duopoly rule in given markets and given circumstances involving combinations of UHF/UHF and UHF/VHF stations. In that same proceeding, the FCC also has invited public comment on whether to grandfather existing LMAs if such agreements are deemed attributable in a companion proceeding seeking comment on revisions to the FCC's attribution rules. The Company is unable to predict the nature or the timing of any such changes.

     Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the agency or Congress may adopt. At the same time, any further relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that the Company's competitors may have greater resources and thereby be in a better position to capitalize on any such changes.

     Under the FCC's ownership rules, if a purchaser of the Company's Common Stock acquires an "attributable" interest in the Company and has an attributable interest in other broadcast stations, a cable television system or a daily newspaper, a violation of the Communications Act or FCC regulations could result depending on the number and location of the other broadcast stations, cable television operations, or daily newspaper attributable to such purchaser. In the case of corporations, ownership of television stations generally is "attributable" to all officers and directors of a licensee, as well as shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to 10% of such outstanding voting stock before attribution results. Under current FCC regulations, debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the management or operation of the subject media property) and voting stock held by minority shareholders in cases where there is a single majority shareholder are not generally subject to attribution. In addition, the FCC's cross-interest policy, which precludes an individual or entity from having an attributable interest in one media property and a "meaningful" (but not attributable) interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. On January 12, 1995, the FCC released a "Notice of Proposed Rulemaking" designed to permit a "thorough review of [its] broadcast media attribution rules." Among other things, the FCC solicited comment on whether it should raise its percentage benchmarks for attribution, tighten its policies as to nonvoting stock and adopt rules for limited liability companies and other new forms of business. The FCC also solicited comment on whether, in given circumstances, multiple "cross interests" or other significant business relationships raise any issues or concerns with respect to diversity and competition. On November 7, 1996, the FCC released a "Further Notice of Proposed Rulemaking" in that proceeding, seeking additional comment on the foregoing and certain related issues, including (i) the circumstances, if any, in which an LMA should be attributed to an entity holding the right to program more than 15% of the time of a television station; and (ii) whether a combination of debt and equity exceeding a certain threshold should be considered to be an attributable interest.

     Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own up to 20% of the capital stock of a licensee. The 1996 Act, however, eliminates the former complete ban on non-citizens serving as officers or directors of such licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation if more than one-fourth of the capital stock of that other corporation is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The 1996 Act also eliminates the former restrictions in the Communications Act on non-citizens serving as officers or on the board of such holding or parent companies. The Company, which serves as a holding company for the Subsidiaries, therefore, may be restricted from having more than one-fourth of its capital stock owned directly or indirectly by non-citizens, foreign governments or foreign corporations. Recently, proposals have been initiated by the FCC and advanced by certain members of Congress that would relax the foreign ownership restrictions in certain additional respects. In a Report and Order released on November 28, 1995, the FCC modified its public interest standard for considering applications of foreign common carriers to enter the U.S. market to provide international services, but took no similar action with respect to easing the restrictions on alien ownership of broadcast licenses.

     Recent Developments, Proposed Legislation and Regulation. The FCC eliminated the prime time access rule ("PTAR"), effective August 30, 1996. PTAR restricted a television station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. Such elimination also could result in (i) an increase in the compensation paid by the network to a station (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.

     The FCC also recently eliminated its remaining financial interest and syndication ("fin-syn") rules. The fin-syn rules restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participate in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules. (The FCC previously had lifted the financial interest rules and restraints on foreign syndication).

     In an order adopted August 8, 1996, the FCC established new regulations for television broadcasters under the Children's Television Act of 1990 ("CTA"). The Children's Programming Order sets a new benchmark for TV licensees as to both the amount and the type of "educational and informational" programming that stations must broadcast for children aged 16 and younger. Beginning September 1, 1997, the FCC will institute a new "processing guideline" for considering license renewals which will have the effect of requiring television broadcasters to air at least three hours of qualifying children's programming each week. In addition to satisfying certain scheduling, duration and other criteria, programs will qualify as "educational and informational" only if (i) education is a "significant purpose" of the material and (ii) the educational objective and target audience age range is identified in writing. The FCC also will require commercial TV broadcasters to satisfy more detailed record-keeping requirements and provide greater information to the public regarding a station's qualifying programming.

     Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. In addition to the matters noted above, such pending or potential subject areas include, for example, the license renewal process, particularly the criteria to be applied in implementing the new renewal standard and procedure adopted in the 1996 Act, spectrum use fees, political advertising rates (including proposals for free time to some political candidates), potential restrictions on certain products (such as beer and wine), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, possible changes in the deductibility of advertising expenses, and violent and indecent programming. With respect to the latter, the 1996 Act requires the FCC to prescribe (1) on the basis of recommendations by a nonpartisan advisory committee comprised of parents, programmers, broadcasters and cable operators, guidelines and procedures for the identification and rating of video programming that contains "sexual, violent, or other indecent material" (excluding content of a political or religious nature); and (2) rules requiring distributors of rated programming to transmit such rating to permit parents to block the display of inappropriate programming. The advisory committee would be required to submit a report of its recommendation within one year after appointment. Significantly, these requirements were set to take effect one year after enactment of the 1996 Act (or February 1, 1997) only if the FCC determined, in consultation with appropriate public interest groups and interested individuals, that distributors of video programming have not by such date (1) established voluntary rating rules and (2) agreed voluntarily to broadcast such ratings. Prompted by these provisions in the 1996 Act, television industry representatives developed an age-based TV ratings system (modeled on the movie industry system) that was voluntarily implemented at the beginning of this year (i.e., prior to the aforementioned one-year anniversary date). This new system, however, remains subject to controversy and could be modified. In the meantime, the FCC has initiated a public proceeding inviting comments on the industry's new rating system. The FCC has also announced that it intends to hold hearings on the industry's proposal.

     Related to the foregoing program ratings or identification scheme, the 1996 Act requires that any TV set that is either shipped in interstate commerce or manufactured domestically, and has a picture screen of 13 inches or greater, be equipped with a feature designed to enable viewers to block all programs with a common rating or label (the so-called "v-chip"). The FCC, after consulting with the TV manufacturing industry, is required to specify the effective date when the v-chip must be included, which may not be less than two years after enactment.

     Although the 1996 Act provides for expedited judicial review to challenge the constitutionality of these provisions, the broadcast industry has not yet undertaken any court appeal. Indeed, as noted, efforts have been undertaken and remain ongoing to establish and implement a voluntary, industry-initiated program ratings or labeling scheme that could be used with the v-chip technology. Separately, in response to a further mandate in the 1996 Act, the FCC now requires all applicants for renewal of a TV station license to submit an exhibit summarizing all written comments and suggestions received from the public and maintained by the licensee that comment on the licensee's programming characterized as violent. The Company is unable to predict the outcome of these developments or the impact they might eventually have, if any, on the operation of its stations.

     In addition, on June 15, 1995, the FCC initiated a review and update of certain long-standing rules governing the programming practices of broadcast television networks and their affiliates. Specifically, the FCC will consider whether to modify, repeal or retain the following programming-related rules:
(1) the right to reject rule which ensures that a network affiliate retains the right to reject network programming; (2) the time option rule that currently prohibits a network from holding an option to use specified amounts of an affiliate's broadcast time; (3) the exclusive affiliation rule that forbids a network from preventing an affiliate from broadcasting the programming of another network; (4) the dual network rule that prevents a single entity from owning more than one broadcast television network (separately, the FCC has revised the dual network rule pursuant to the 1996 Act); and (5) the network territorial exclusivity rule that prohibits an agreement between a network and an affiliate that would prevent another station in the same community from broadcasting a network program not taken by the affiliate, and prohibits an agreement that would prevent another station located in a different community from broadcasting any of the network's programs. Moreover, in a separate but related proceeding initiated on June 14, 1995, the FCC is considering whether to modify or repeal rules that currently forbid a network from influencing an affiliate's advertising rates during non-network broadcast time, and whether to modify or repeal a rule forbidding a network from acting as an advertising representative for the sale of non-network time.

     Other matters which could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation and future expansion of direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, and the potentially expanded role of telephone companies in the distribution of video services.

     Distribution of Video Services by Telephone Companies. Recent actions by Congress, the FCC and the courts all presage potentially significant future involvement in the provision of video services by telephone companies. In particular, the 1996 Act completely revises the law governing cable and telephone company competition and cross-ownership by eliminating the former cable/telco cross-ownership ban and all of the FCC's current video dialtone rules. The 1996 Act does, however, retain (in modified form) prohibitions on certain cable/telco buy-outs. Prior to passage of the 1996 Act, the Cable Act of 1984 generally prohibited a local exchange carrier ("LEC") from owning a cable television system or offering video programming directly to subscribers in the LEC's local telephone service area. In recent years, the FCC has permitted LECs to provide video programming under its "video dialtone" ("VDT") common carrier regulatory scheme. The FCC's original VDT policy permitted in-service-area delivery of video programming by LECs and exempted them from the 1984 Cable Act's franchising requirements so long as the facilities of the LEC were used for transmission of video programming on a common carrier basis, a policy that had been challenged in court by both cable and telephone interests. The 1996 Act, however, explicitly nullifies these regulatory efforts.

     Instead, the 1996 Act provides telephone companies with four options for entering into the video services market, all four of which are subject to the buy-out provisions: (1) wireless entry (which is not subject to cable regulation); (2) common carrier entry (which is subject to Title II common carrier regulation, but not subject to cable regulation); (3) cable system entry (which is subject to cable regulation); and (4) "open video system" entry, which is a new mode of entry established by the 1996 Act that allows a common carrier to program 33% of its video distribution system, while making the rest of its capacity available to unaffiliated program providers. The hybrid common carrier/cable rules governing open video systems will entirely replace the FCC's former VDT rules. The open video system rules generally subject open video system operators to reduced regulation. For example, such operators are not required to obtain a local franchise, nor are they subject to rate regulation. The 1996 Act also limits fees that open video operators may have to pay to local franchising entities and clarifies that such operators are not subject to Title II common carrier requirements. Open video system operators are required, however, to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of public educational and governmental channels. Under recently adopted FCC rules, a cable company will be permitted to operate open video systems outside of its cable franchise areas, and within its cable franchise area if it is subject to "effective competition" as defined in the Act.

     On June 3, 1996, the FCC released a Second Report and Order adopting new rules regarding open video systems under the 1996 Act. These rules, inter alia,
(1) restrict the amount of capacity that a carrier or its affiliates may use to provide programming directly to subscribers; (2) prohibit an operator from discriminating among video programming providers with regard to carriage; (3) permit an operator to carry on only one channel any video programming service that is offered by more than one programming provider; and (4) prohibit an operator from unreasonably discriminating in favor of itself and its affiliates with regard to material or information provided for the purpose of selecting programming or presenting information to subscribers. On August 8, 1996, the FCC released a third Report and Order and Second Order on Reconsideration generally reaffirming its rules for open video systems.

     Although telephone companies may now provide video programming to their telephone subscribers, the 1996 Act maintains the general prohibition on cable/telco buy-outs. Neither a LEC nor any affiliate thereof may acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area. Joint ventures between LECs and cable operators to provide video or telecommunications in the same market are also prohibited. The Act does provide for a number of limited exceptions to the buy-out and joint venture prohibitions.

     The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Some of its provisions such as signal carriage, retransmission consent and equal employment opportunity requirements, have a direct effect on television broadcasting. Other provisions, some of which have been changed or substantially modified by the 1996 Act, are focused exclusively on the regulation of cable television but can still have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

     The signal carriage, or "must carry", provisions of the 1992 Cable Act and FCC rules require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with twelve or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multichannel video programming providers from carrying broadcast stations without obtaining their consent in certain circumstances. The must carry and retransmission consent provisions are related in that television broadcasters, on a cable system-by-system basis, must make a choice once every three years whether or not to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the stations' signal, in most cases in exchange for some form of consideration from the cable operator.

     Under rules adopted to implement these must carry and retransmission consent provisions, local television stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993. On or before June 17, 1993, the Company elected to obtain "must carry" status on certain cable systems in each of its DMAs. This entitled the Company to carriage on those systems until December 31, 1996. In certain other situations, the Company entered into non-compensation "retransmission consent" agreements with cable systems located outside its designated market areas in order to reaffirm or add carriage in such extended areas. Finally, with respect to most cable systems located at the core of its local markets, the Company elected to pursue retransmission consent agreements whereby the cable system would compensate its stations for carriage. In several instances, agreements were reached in which the cable operator agreed to commit to purchase specific levels of advertising (or production services) in exchange for the Company granting retransmission consent (i.e., carriage), generally for a period of three years. In most of these core market situations, however, the local cable operator either refused to negotiate or failed to offer any reasonable form of compensation. In order to permit cable operators to continue to carry the Company's signals in such situations, the Company offered temporary retransmission consent agreements under which, upon 60 days notice, the Company can withdraw its consent. Many of these agreements remain in place. Elections for the new three year period commencing January 1, 1997 and ending December 31, 1999 were made on or before October 1, 1996. During the first three-year cycle, the Company reached an agreement with the Home and Garden Network ("HGN") under which HGN is, on the Company's behalf, authorized to attempt to conclude more definitive retransmission agreements with certain cable operators in exchange for agreeing to carry the HGN channel. A number of such agreements have been completed and others are still being negotiated. The Company is unable to predict how many such agreements will be effectuated and on what terms.

     On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry provisions of the 1992 Act. However, on June 27, 1994, the U.S. Supreme Court, in a 5-4 decision, vacated the lower court's judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the must carry rules to be content-neutral and supported by legitimate governmental interests under appropriate constitutional tests, it also found that genuine issues of material fact still remained that must be resolved on a more detailed evidentiary record. On December 12, 1995, the same three-judge panel of the District Court again upheld the constitutionality of the must carry rules. The case was again appealed to the Supreme Court and a further decision is expected sometime during the first half of 1997. In the meantime, however, the FCC's new must carry regulations implementing the 1992 Cable Act remain in effect.

     The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rule and the use of certain EEO reporting forms currently filed by television broadcast stations. In addition, pursuant to the 1992 Cable Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each television station at the mid-point in its license term (in addition to renewal time). Such a review gives the FCC an opportunity to evaluate whether the licensee is in compliance with the FCC's processing criteria and to notify the licensee of any deficiencies in its employment profile.

     The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, as discussed above, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's current video dialtone rules. These provisions, among others, foreshadow significant future involvement in the provision of video services by telephone companies. The Company cannot predict the impact that telco entry into video programming will have upon the broadcasting industry.

     The 1996 Act also repeals or curtails several cable-related ownership and cross-ownership restrictions. For example, as noted above, the 1996 Act eliminates the broadcast network/cable cross-ownership limitations and the statutory prohibition on TV/cable cross-ownership.

     Advanced Digital Television Service. The FCC has proposed the adoption of rules for implementing advanced digital television ("DTV") service in the United States. Implementation of DTV will improve the technical quality of television signals receivable by viewers, and, if implemented as anticipated, will enable television broadcasters the flexibility to provide new services, including high-definition television ("HDTV"), simultaneous multiple programs of standard definition television ("SDTV"), and data broadcasting. In mid-May, 1996, WRC-TV, the NBC owned and operated station in Washington, D.C., was chosen to create a fully operational model HDTV station as part of a joint project sponsored by the Consumer Electronics Manufacturers Association and the Association for Maximum Service Television. The station is being operated pursuant to an experimental HDTV license obtained from the FCC. Other stations have initiated similar experimental authorizations.

     The FCC must, however, adopt special service rules before regular broadcasting with the new DTV technology can begin. The FCC began an advanced TV rulemaking proceeding in 1987 and, by late 1992, decided to assign to each existing broadcaster a second channel for the purpose of transitioning to DTV service. Under the transition plan, which would commence upon FCC adoption of the DTV transmission standard and allotment plan, broadcasters would have six years to begin DTV broadcasting on their second channel, and fifteen years to continue current "NTSC" broadcasts on their original channel. For most of this period, "simulcasting" would be required--i.e., broadcasters would be required to transmit the same programs on both the DTV and NTSC channels.

     Although the 1996 Act generally does not address this transition plan, it does direct the FCC--if the FCC issues additional licenses for DTV--to limit eligibility for such licenses to existing television broadcast licensees and to adopt regulations to permit future licensees to offer ancillary or supplementary services on designated frequencies. Such regulations, however, must preserve DTV technology and quality and cover any ancillary or supplementary service regulations applicable to analogous services (except that no ancillary or supplemental service shall have "must-carry" rights). Moreover, if a DTV licensee is directly or indirectly compensated for the provision of ancillary or supplementary services, the FCC is directed to collect an annual fee (or some other method of payment) that (1) recovers an amount that would have been recovered had such services been licensed pursuant to a spectrum auction and (2) avoids unjust enrichment. With respect to the 1992 transition plan, the 1996 Act states that if broadcasters are issued a transition channel, either the original or additional license held by the broadcaster must be surrendered to the FCC for reallocation, reassignment, or both. Proposals have been advanced in Congress and within the current Administration to auction the returned channels for other uses.

     Other recent developments may alter the FCC's 1992 transition plan. In a 1995 further notice of proposed rulemaking, the FCC formally has questioned all of its earlier advanced television decisions except for its prior determination to award second channels to existing broadcasters. For example, the agency is considering a shorter (e.g., ten year) transition period, and likely will adopt modified simulcasting rules. In the meantime, on May 9, 1996, the FCC initiated a formal proceeding looking toward final adoption of new technical standards that would govern DTV service. On August 15, 1996, the FCC issued a separate proposal for establishing a DTV channel allotment and assignment plan. The allotment proposal calls for assigning most TV broadcasters a transitional channel between channels 7-59, to be followed at the end of the transition with a "repacking" of all TV stations between channels 7-51. This allotment plan is designed to allow for reallocation of spectrum at the low and high ends of the current broadcast band for other uses. The proposal would require some broadcasters to change channels twice before they obtain their permanent DTV channel. A decision adopting a technical standard for the transmission of digital television was released by the FCC on December 27, 1996. Decisions on the DTV channel allotment plan, as well as on the rules and policies (including possible buildout timetables) that will govern digital television are expected shortly (perhaps as early as April 3, 1997).

     A further new development centers on whether the award of new DTV channels to all television broadcasters should be accompanied by certain newly-defined public interest responsibilities. Indeed, on March 11, 1997, President Clinton issued an executive order establishing a special advisory panel to make recommendations concerning specific public interest obligations that might be imposed on television licensees in exchange for the awarding of digital television licenses. Although the nature and extent of any such obligations is obviously unsettled at the moment, the Clinton Administration has already suggested that broadcasters might provide some free time to federal political candidates as part of their enhanced public interests responsibilities in the digital era.

     During the extended debate on these issues in Congress over the past two years, some members proposed authorizing the FCC to auction DTV channels, which would require existing broadcasters to bid against other potential users of the spectrum. Such authority could be contained in budget legislation or a stand-alone spectrum law. The more recent focus, however, has been on proposals to auction the analog channels once they have been returned by television broadcasters. Even if DTV channels are awarded without auction to existing broadcasters, the implementation of DTV will impose some near-term financial burdens on stations providing the service. At the same time, there is potential for increased revenues from new DTV services (although, as noted, subscription services will be subject to FCC fees). While the Company believes the FCC will authorize DTV, the Company cannot predict precisely when or under what conditions such an authorization will occur, when NTSC operations must cease, or the overall effect the transition to DTV might have on the Company's business.

     Direct Broadcast Satellite Systems. The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting over 175 channels of digital television service directly to subscribers equipped with 18-inch receive dishes and decoders. Generally, the signal of local broadcast stations are not carried on DBS systems. The U.S. Copyright Office recently initiated an informal inquiry to review a host of issues surrounding copyright licensing for the transmission of broadcast signals, and in particular the cable and satellite carrier compulsory licenses. However, without further legislation or new federal court rulings, the issue of whether DBS companies may retransmit local TV station signals within the TV stations' own market may remain in doubt.

     The Telecommunications Act of 1996 ("Act") gives the FCC exclusive jurisdiction over high power DBS service. The Act also preempts local (but not state) governments from imposing taxes or fees on direct-to-home ("DTH") services, including DBS, and directs the FCC to promulgate regulations prohibiting local (including state) governments from maintaining zoning regulations that restrict the use of DBS receive-only dishes in residential areas. The FCC has adopted rules to implement the statutory requirement regarding zoning issues.

     Hughes Communications Galaxy ("Hughes"), an affiliate of General Motors Company, successfully launched its first satellite in December 1993, its second satellite in August 1994 and a third satellite in June 1995 as an in-orbit spare. The third satellite might also be used to provide additional capacity. DIRECTV, Inc. ("DIRECTV"), an affiliate of Hughes, operates 27 transponders on these satellites, enabling it to offer over 175 channels of digital programming.

     United States Satellite Broadcasting Company owns and operates five transponders on Hughes' first satellite and offers a programming service separate from DIRECTV's service. EchoStar Satellite Corporation ("EchoStar") controls 21 transponders at 119 degrees W.L., which can service the entire continental United States ("CONUS"), and has been providing DBS service since March 1996. EchoStar also controls 11 transponders at 61.5 degrees W.L., which can serve the eastern half of the U.S. In 1996, EchoStar paid to the U.S. treasury $52.3 million for the right to operate a 24 transponder system at 148 degrees W.L., which can serve the western half of the U.S.

     In 1996, MCI Telecommunications Corporation ("MCI") paid to the U.S. treasury $682.5 million for the right to operate a 28-transponder DBS system located at 110 degrees W.L., which is capable of providing CONUS service. Thereafter, MCI entered into a joint venture called ASkyB with News Corporation Ltd. (an entity controlled by Rupert Murdoch) to provide DBS service from MCI's satellite. Recently, ASkyB announced a proposal to acquire 50% of EchoStar. Press reports indicate that ASkyB will contribute $500 million in cash, and assets, which will include satellites, an uplink facility, and MCI's authorization for 28 transponders at 110 degrees W.L. According to reports, ASkyB and EchoStar believe the combined assets would provide enough satellite capacity to offer 500 channels of television service, including local broadcast station signals to a majority of the United States. In a separate proceeding, British Telecommunications, plc, a United Kingdom company, has proposed to acquire control of MCI. Regulatory approval of these transactions will be necessary, but the outcome cannot be predicted.

     The rules by which EchoStar and MCI acquired their respective DBS interests at 148 degrees W.L. and 110 degrees W.L. pursuant to auction are subject to an ongoing appeal at the U.S. Court of Appeals for the District of Columbia Circuit. The outcome of this litigation, and its potential impact on the delivery of DBS service from 110 degrees W.L. and 148 degrees W.L., cannot be predicted.

       In March 1997, TEMPO Satellite, Inc. launched a new satellite into 119 degrees W.L. from which it will provide full-CONUS DBS service from 11 transponders. Other parties have authorizations to provide DBS service, but have not yet launched their satellites. Certain parties also have applications pending before the FCC in which they propose to provide DBS service to U.S. consumers. In addition, entities such a PRIMESTAR Partners, L.P., and Alpha Star, Inc. provide up to 150 channels of programming direct-to-home via medium power fixed satellite services ("FSS"). Subscribers to FSS generally must use 36 inch satellite receive dishes.

     In 1996, the United States entered into a bilateral agreement with Mexico which would allow, subject to certain conditions, the use of satellites licensed in Mexico to provide DBS service to U.S. consumers. According to press reports, Mexico is expected to begin licensing procedures for its DBS satellites later this year. The Company is unable to predict the effect of existing and future DBS services upon its operations.

     As part of the 1996 Act, Congress recently required the FCC to promulgate regulations to prohibit restrictions that impair a viewer's ability to receive video programming services through over-the-air reception devices, multi-point distribution service, or direct broadcast satellite services. The legislation also awards the FCC exclusive jurisdiction to regulate the provision of direct-to-home satellite services, and limits the authority of local jurisdictions to tax direct-to-home satellite service providers.

     The Satellite Home Viewer Act ("SHVA") currently prohibits the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive an adequate quality over-the-air-signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. The major television networks and certain of their affiliates have commenced legal action against certain satellite carriers under the SHVA alleging unlawful carriage of distant network signals. The Company cannot predict the impact of this litigation upon its operations.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the 1996 Act, or the 1992 Cable Act, nor of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the company cannot predict the outcome of any such litigation or the impact on its broadcast business.

EMPLOYEES

     As of March 3, 1997, the Company employed approximately 1,295 persons. At WTEN (Albany, New York), approximately 35 employees are represented by Local 166, International Brotherhood of Electrical Workers ("IBEW"). The current union contract with IBEW Local 166 continues until June 30, 1998. At WTVO (Rockford, Illinois), approximately 13 employees are represented by IBEW Local 1220 under a contract which continues until August 31, 1999. At KWQC (Quad Cities), approximately 35 employees are represented by IBEW Local 825. The Company and IBEW Local 825 are in the process of bargaining an initial contract. At KCAL (Los Angeles, California), approximately 26 employees are represented by the American Federation of Television and Radio Artists under a current union contract which continues until January 31, 1998; approximately 11 employees are represented by the International Alliance of Theatrical Stage Employees and Moving Picture Machine Operators under a current union contract which continues until April 30, 1999; approximately 76 employees are represented by IBEW Local 45 under a current union contract which continues until October 31, 1998; and approximately 6 employees are represented by the Directors Guild of America under a contract which continues until April 30, 1999. No other employees of the Company are represented by unions. The Company believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York (the "Master Lease"). The Master Lease expires in the year 2000 with respect to 7,600 square feet and in 2002 with respect to 1,946 square feet. Approximately 7,846 square feet of the Company's leasehold has been sublet to Adam Young Inc., an affiliate of the Company, for the balance of the term under the Master Lease. Vincent J. Young, the Company's Chairman, and Adam Young, the Company's Treasurer, collectively beneficially own all of the outstanding capital stock of Adam Young Inc. The terms of the lease were negotiated on an arms-length basis. The Company believes that the rent under the lease is at rates comparable to other subleases for office space in New York City at such location. See "Certain Relationships and Related Transactions. "

                     Metropolitan Area                 Owned or
                     and use                            Leased              Approximate Size
                     -----------------------          ----------            ----------------
KCAL................ Los Angeles, California
                     -----------------------
                     Office and studio                  Owned               30,000 sq. ft.
                     Office and studio                  Leased              18,000 sq. ft.
                     Transmission tower site            Leased              60,000 sq. ft.

WKRN................ Nashville, Tennessee
                     --------------------
                     Office and studio                  Owned               43,100 sq. ft.
                     Transmission tower site            Owned               49 acres

WTEN................ Albany, NY
                     ----------
                     Office and studio                  Owned               40,000 sq. ft.

                     New Scotland, NY
                     ----------------
                     Transmission tower site            Owned                2,800 sq. ft.

WRIC................ Richmond, VA
                     ------------
                     Office and studio                  Owned               44,000 sq. ft.
                     Land                               Owned               4 acres

                     Petersburg, VA
                     --------------
                     Transmission site                  Lease of space      --
                                                        on tower
                     Chesterfield Co., VA(1)
                     -----------------------
                     Transmission tower and building    Owned

WATE................ Knoxville, TN
                     -------------
                     Office and studio                  Owned               34,666 sq. ft.
                     Land                               Owned               2.65 acres

                     Knox County, TN
                     ---------------
                     Transmitter building               Owned               3,532 sq. ft.
                     Land                               Owned               9.5 acres

                     House Mountain, TN
                     ------------------
                     Prospective tower site             Owned               5 acres

                     Metropolitan Area                 Owned or
                     and use                            Leased              Approximate Size
                     -----------------------          ----------            ----------------
WBAY................ Green Bay, WI
                     -------------
                     Office and studio                  Owned               90,000 sq. ft.
                     Land                               Owned               1.77 acres

                     DePere, WI
                     ----------
                     Transmission tower site            Owned               3.51 acres

KWQC................ Davenport, Iowa
                     ---------------
                     Office and Studio                  Owned               59,786 sq. ft.
                     Garage                             Owned               1,350 sq. ft
                     land                               Owned               86,978 sq. ft.
                     Alternate Satellite Dish Site      Leased              900 sq. ft.

                     Bettendorf, Iowa
                     ----------------
                     Building                           Owned               5,520 sq. ft.
                     Transmission Tower Site            Owned               68.688 acres (2
                                                                            parcels)
                     Auxiliary Transmitter Site         Leased              200 sq. ft. (plus
                                                                            easement for tower
                                                                            anchors and guy
                                                                            wires for tower
                                                                            located on adjacent
                                                                            owned property)
KELO................ Sioux Falls, South Dakota
                     -------------------------
                     Land, office, studio and           Owned               23,700 sq. ft.
                     transmission tower

                     Reliance, South Dakota
                     ----------------------
                     Transmission tower                 Owned               8.83 acres

                     Rapid City, South Dakota
                     ------------------------
                     Office and studio                  Leased              3,555 sq. ft.
                     Transmission tower                 Owned               1 acre

                     Philip, South Dakota
                     --------------------
                     Transmission tower                 Leased              8.23 acres

                     Wall, South Dakota
                     ------------------
                     Transmission tower                 Leased              4 acres

                     Beresford, South Dakota
                     -----------------------
                     Transmission tower                 Leased              2.1 acres

                     DeSmet Township, South Dakota
                     -----------------------------
                     Transmission tower                 Owned               24,000 sq. ft.

                     Garden City, South Dakota
                     -------------------------
                     Transmission tower                 Owned               1 acre
                     Auxiliary transmission tower       Owned               1 acre

                     Farmer, South Dakota
                     --------------------
                     Transmission tower                 Owned               1 acre

                     Mt. Vernon, South Dakota
                     ------------------------
                     Transmission tower                 Owned               1 acre

                     White Lake, South Dakota
                     ----------------------------
                     Transmission tower                 Owned               1 acre

                     New Underwood, South Dakota
                     ---------------------------
                     Transmission tower                 Leased              200 sq. ft.

                     Metropolitan Area                 Owned or
                     and use                            Leased              Approximate Size
                     -----------------------          ----------            ----------------
WLNS................ Lansing, Michigan
                     -----------------
                     Office and studio                  Owned               19,000 sq. ft.
                     Land                               Owned               5 acres

                     Meridian, Michigan
                     ------------------
                     Transmission tower site            Owned               40 acres

KLFY................ Lafayette, Louisiana
                     --------------------
                     Office and studio                  Owned               25,000 sq. ft.
                     Land                               Owned               3 acres

                     Maxie, Louisiana
                     ----------------
                     Transmission tower site            Leased              22,500 sq. ft.

WKBT................ La Crosse, Wisconsin
                     --------------------
                     Office and studio                  Owned               12,600 sq. ft.

                     Gailesville, Wisconsin
                     ----------------------
                     Transmission tower site            Owned               133,600 sq. ft.

WTVO................ Rockford, Illinois
                     ------------------
                     Office and studio                  Owned               15,200 sq. ft.
                     Land                               Owned               14 acres


ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently and from time-to-time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of the Subsidiaries is a party, or to which any of their respective properties is subject, which, in the opinion of Company management, is likely to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.



EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company are as follows:

     Name                Age       Position
     ----                ---       --------

     Vincent J. Young     49       Chairman and Director

     Adam Young           83       Treasurer and Director

     Ronald J. Kwasnick   50       President and Director

     James A. Morgan      48       Executive Vice President
                                     and Secretary

     Deborah A. McDermott 42       Executive Vice President-Operations

     Vincent J. Young has been the Chairman and a director of the Company since its inception in 1986. Mr. Young is also a member of the Compensation and Audit Committees of the Company. Mr. Young co-founded the Company with Adam Young. Vincent Young is also a director and the President of each of the corporate Subsidiaries. Currently, he is also the Chairman and a director of Adam Young Inc., a national television representation firm, a position he has held since 1980. Prior to becoming the Chairman of the Company, he worked at Adam Young Inc. for ten years in various marketing and representative capacities, including Vice-President, General Sales Manager, Eastern Sales Manager and Manager of the Chicago office. Vincent Young is the son of Adam Young.

     Adam Young has been the Treasurer and a director of the Company since its inception. Mr. Young is also a director and an executive officer of each of the corporate Subsidiaries. Mr. Young founded Adam Young Inc. in 1944 and has been active in television station representation since that time. Mr. Young is currently the Treasurer and a director of Adam Young Inc. Prior to the formation of the Company, Mr. Young owned minority interests in two radio stations, and a 30% interest in a television station in Youngstown, Ohio. Mr. Young served on the Board of Directors of the Television Advertising Bureau from 1977 to 1979 and has twice been President of the Station Representative Association, initially from 1955 through 1957, then from 1978 through 1980.

     Ronald J. Kwasnick has been the President of the Company since its inception and became a director in December 1994. From 1986 to 1989, Mr. Kwasnick was also the General Manager of WLNS, the Company's station in the Lansing, Michigan market. Mr. Kwasnick joined the Company in 1986, after working as Executive Vice President/Television for Adams Communications since 1984, where he served as General Manager of a group of network-affiliated television stations. Previously, since 1980, he had been the General Manager and President of WILX in Lansing, Michigan. Prior to that, he spent ten years working in various television sales management positions.

     James A. Morgan joined the Company as its Executive Vice President in March 1993 and became the Secretary of the Company in September 1994. Mr. Morgan is also the Executive Vice President and Secretary of each of the corporate Subsidiaries. From 1984 until he joined the Company, he was a director and Senior Investment Officer at J.P. Morgan Capital Corporation involved in investing the firm's own capital in various leveraged and early growth stage companies.

     Deborah A. McDermott became the Executive Vice President-Operations of the Company in May 1996, and has been General Manager of WKRN, the Company's ABC network affiliate serving the Nashville, Tennessee market, since 1990. From 1986 to 1989, when WKRN was acquired by the Company, and thereafter through February 1990, she was Station Manager of that station.

     All executive officers serve at the discretion of the Board of Directors.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth for the periods indicated the range of the high and low sales prices of the Class A Common Stock, as reported by Nasdaq.


          Quarters Ended      High     Low
          --------------      ----     ---

          March 31, 1995     $22.00  $17.50
          June 30, 1995       27.00   20.75
          September 30, 1995  35.25   25.00
          December 31, 1995   30.50   24.00

          March 31, 1996      32.25   25.00
          June 30, 1996       38.25   27.75
          September 30, 1996  41.50   29.00
          December 31, 1996   36.00   26.25

     At March 3, 1997, there were approximately 41 and 21 stockholders of record of the Company's Class A and Class B Common Stock, respectively. Such number does not include beneficial owners holding shares through nominee names.


RECENT SALE OF UNREGISTERED SECURITIES

     On January 16, 1996, the Company completed the January 1996 Notes Offering of $125.0 million principal amount of its 9% Senior Subordinated Notes due 2006 (the "January 1996 Notes"). The January 1996 Notes were sold by the Company to Merrill Lynch & Co. and J.P. Morgan Securities Inc. (the "Initial Purchasers") pursuant to a Purchase Agreement dated January 9, 1996 in a transaction not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption under Section 4(2) of the Securities Act as a transaction not involving a public offering. The Initial Purchasers subsequently resold the January 1996 Notes to qualified institutional buyers in reliance upon Rule 144A under the Securities Act. Pursuant to the terms of a Registration Rights Agreement entered into concurrently with the closing of the January 1996 Notes Offering, on May 30, 1996, the Company exchanged all of the originally issued notes with substantially identical notes, except that the new notes have been registered under the Securities Act.

     The Company used approximately $50.0 million of the proceeds of the January 1996 Notes Offering (approximately $121.9 million, net of the Initial Purchaser's discount) to repay all of its then outstanding indebtedness, including accrued interest, under the Senior Credit Facility. Of the remaining approximately $71.9 million of net proceeds, the Company used approximately $56.0 million to finance the Quad Cities Acquisition, and used the remaining net proceeds and borrowings under the Senior Credit Facility to finance the KELO Acquisition.

DIVIDEND POLICY

     The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Senior Credit Facility and the Indentures relating to the Company's outstanding Senior Subordinated Notes (the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Senior Credit Facility, the Company is not permitted to pay any dividends on its Common Stock unless the total debt/operating cash flow ratio is less than 5.5x and the aggregate amount of all dividends does not exceed $20.0 million. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated financial data of the Company for the five years ended December 31, 1996, which have been derived from the Company's audited consolidated financial statements.

     The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

                                                                         YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                       1992         1993         1994          1995          1996
                                                    -----------  -----------  -----------  ------------  ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Net revenues (1)..................................  $   59,799   $   61,792   $   78,788   $   122,530   $   154,343
Operating expenses, including selling,
 general and administrative expenses..............      28,066       28,460       33,800        51,614        64,689
Amortization of program license rights............       3,516        3,969        4,400         6,418        11,034
Depreciation and amortization.....................      18,790       13,859       15,280        24,572        30,946
Corporate overhead................................       1,325        1,350        2,052         3,348         4,344
Non-cash compensation paid in common stock (2)               -            -        6,497         1,167           848
                                                    ----------   ----------   ----------   -----------   -----------

Operating income..................................       8,102       14,154       16,759        35,411        42,482
Interest expense, net.............................      29,476       17,778       19,105        32,644        42,838
Other expenses (income)...........................          75          141            3           233        (1,261)
                                                    ----------   ----------   ----------   -----------   -----------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle........................................     (21,449)      (3,765)      (2,349)        2,534           905
Extraordinary loss on extinguishment of debt (3)        (7,452)           -       (6,027)       (9,125)            -
Cumulative effect of change in accounting
 principle (4)....................................           -       (1,520)           -             -             -
                                                    ----------   ----------   ----------   -----------   -----------
Net income (loss).................................  $  (28,901)  $   (5,285)  $   (8,376)  $    (6,591)  $       905
                                                    ==========   ==========   ==========   ===========   ===========

Income (loss) per common share before
 extraordinary item and cumulative effect
 of change in accounting principle................      $(9.60)      $(3.82)      $(3.62)        $0.23         $0.08
Net income (loss) per common share (5)............      (12.93)       (4.50)       (5.42)        (0.61)        $0.08
Weighted average shares outstanding...............   2,234,370    2,234,370    3,339,794    11,071,154    11,783,122

OTHER FINANCIAL DATA:

Cash flow provided by operating activities........  $   13,449   $   13,562   $   12,697   $    28,978   $    35,092
Payments for program license liabilities..........       4,710        4,003        4,170         6,747        10,385
Broadcast cash flow (6)...........................      27,023       29,329       40,818        64,169        79,269
Broadcast cash flow margin........................        45.2%        47.5%        51.8%         52.4%         51.4%
Operating cash flow (7)...........................  $   25,698   $   27,979   $   38,766   $    60,821   $    74,926
Capital expenditures..............................         572          686        1,206         4,484         4,992

BALANCE SHEET DATA (AS OF END OF PERIOD):

Total assets......................................  $  167,327   $  158,231   $  316,827   $   296,098   $   893,151
Long-term debt (including current portion)........     200,397      196,156      305,050       297,993       677,536
Stockholders' (deficit) equity....................  $  (46,401)  $  (51,686)  $  (11,654)  $   (25,544)  $    80,504
  (footnotes appear on following page)

----------------------------------

(1) Net revenues are total revenues net of agency and national representation commissions.
(2) Represents non-cash charges for the issuance to key employees in 1994 and 1996 of shares of Common Stock and in 1995 of shares of Common Stock and below-market options to purchase shares of Common Stock.
(3) Extraordinary loss for the years ended December 31, 1992, 1994 and 1995 resulted from the early extinguishment of debt. See Note 5 to Notes to Consolidated Financial Statements.
(4) Cumulative effect of change in accounting principle for the year ended December 31, 1993 resulted from a change in accounting principle for amortization of program license rights. See Note 2 to Notes to Consolidated Financial Statements.
(5) The computation of earnings per common share and common share equivalent is based upon the weighted number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the net effect of common shares contingently issuable, primarily from stock options and exercise of warrants.
(6) "Broadcast cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(7) "Operating cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    Most advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that approximately 54% of the annual gross revenue of the Company's stations is currently generated from local advertising, which is sold by a station's sales staff directly to local accounts, and the remainder of the advertising revenue primarily represents national advertising, which is sold by a national advertising sales representative. See "Certain Relationships and Related Transactions." The stations generally pay commissions to advertising agencies on local, regional and national advertising, and, on national advertising, the stations also pay commissions to the national sales representative.

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

    The following table sets forth certain operating data for the years ended December 31, 1994, 1995 and 1996.


                                                   Year Ended December 31,
                                                -----------------------------
                                                  1994      1995      1996
                                                --------  --------  ---------
                                                        (in thousands)
Operating income..............................  $16,759   $35,411   $ 42,482

Add:
  Amortization of program license rights......    4,400     6,418     11,034
  Depreciation and amortization...............   15,280    24,572     30,946
  Corporate overhead..........................    2,052     3,348      4,344
  Non-cash compensation paid in common stock..    6,497     1,167        848

Less:
  Payments for program license liabilities....   (4,170)   (6,747)   (10,385)
                                                -------   -------   --------

Broadcast cash flow...........................  $40,818   $64,169   $ 79,269
                                                =======   =======   ========

TELEVISION REVENUES

     Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                                   Year Ended December 31,
                                   -------------------------------------------------------
                                         1994               1995               1996
                                   -----------------  -----------------  -----------------
                                    Amount      %      Amount      %      Amount      %
                                   ---------  ------  ---------  ------  ---------  ------
                                                   (dollars in thousands)
Revenues
  Local..........................  $ 50,063    54.1%  $ 77,980    54.3%  $ 99,684    55.1%
  National.......................    32,327    35.0     51,546    35.9     57,298    31.6
  Network compensation...........     4,564     4.9      9,873     6.9     11,335     6.3
  Political......................     4,546     4.9      1,835     1.3      9,791     5.4
  Production and other...........       981     1.1      2,321     1.6      2,849     1.6
                                   --------   -----   --------   -----   --------   -----

     Total.......................    92,481   100.0    143,555   100.0    180,957   100.0

Agency and sales representative
  commissions....................   (13,693)  (14.8)   (21,025)  (14.6)   (26,614)  (14.7)
                                   --------   -----   --------   -----   --------   -----

Net revenues.....................  $ 78,788    85.2%  $122,530    85.4%  $154,343    85.3%
                                   ========   =====   ========   =====   ========   =====


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Actual
    ------

    The following historical financial information include the results of KWQC, KELO and KCAL beginning on April 15, 1996, May 31, 1996 and November 25, 1996, respectively, the periods commencing upon their respective acquisitions by the Company.

    Net revenues for the year ended December 31, 1996 were $154.3 million, an increase of $31.8 million, or 26.0%, compared to $122.5 million for the year ended December 31, 1995, with the acquired stations accounting for $29.4 million of such increase. Political revenue for the year ended December 31, 1996 was $9.8 million, compared to $1.8 million for the year ended December 31, 1995, an increase of $8.0 million. The increase was attributable to 1996 being a national election year with more state and local elections, while 1995 had only limited state and local elections. Network compensation in 1996 increased $1.5 million, or 14.8%, with $1.1 million attributable to the acquired stations.

    Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 1996 were $64.7 million, compared to $51.6 million for the year ended December 31, 1995, an increase of $13.1 million, or 25.4%. The acquired stations accounted for $12.9 million of the increase and the remaining increase is primarily attributable to higher local sales commissions resulting from higher sales volume.

    Amortization of program license rights for the year ended December 31, 1996 was $11.0 million, compared to $6.4 million for the year ended December 31, 1995, an increase of $4.6 million, or 71.9%, with the acquired stations accounting for $3.9 million of such increase.

    Depreciation of property and equipment and amortization of intangible assets was $30.9 million for the year ended December 31, 1996, compared with $24.6 million for the comparable period in 1995, an increase of $6.3 million, or 25.6%. The increase results from depreciation and amortization at the acquired stations of $5.6 million, and the remaining increase being primarily attributable to increased capital expenditures in 1996.

    The Company made payments for program license liabilities of $10.4 million during the year ended December 31, 1996, compared to $6.7 million for the year ended December 31, 1995, an increase of $3.7 million, or 55.2%. Payments associated with the acquired stations were $3.5 million.

    Corporate overhead for the year ended December 31, 1996 was $4.3 million, compared to $3.3 million for the comparable period in 1995, an increase of $1.0 million, or 30.3%. This was the result of additional personnel and administrative costs.

    Non-cash compensation paid in Common Stock for the year ended December 31, 1996 was $848,000, compared to $1.2 million for the year ended December 31, 1995.

    Net interest expense for the year ended December 31, 1996 was $42.8 million, compared with $32.6 million for the comparable period in 1995, an increase of $10.2 million, or 31.3%. The increase is primarily attributable to the Company's higher debt level following the January 1996 Notes Offering and the debt associated with the acquisition of three stations.

    The Company held a $25 million interest rate swap agreement which expired on April 18, 1996. The interest expense resulting from this swap agreement amounted to $315,000 in 1996 and $952,000 in 1995.

    On June 12, 1995, the Company completed an offering (the "June 1995 Notes Offering") of $125 million principal amount of its 10-1/8% Senior Subordinated Notes due 2005. The Company used the net proceeds of the June 1995 Notes Offering (approximately $120.8 million) to repay certain of its then outstanding indebtedness under the Senior Credit Facility. Concurrently with the closing of the June 1995 Notes Offering, the Company entered into an amendment to its Senior Credit Facility. Net deferred charges of $9.1 million relating to such partial prepayment and amendment were written off as part of an extraordinary loss on early extinguishment of debt.

    As a result of the factors discussed above, the net income for the Company was $905,000 for the year ended December 31, 1996, compared with a net loss of $6.6 million for the same period in 1995, an increase in net income of $7.5 million. The 1995 net loss includes the extraordinary non-recurring loss of $9.1 million discussed above.

    Broadcast cash flow for the year ended December 31, 1996 was $79.3 million, compared with $64.2 million for the year ended December 31, 1995, an increase of $15.1 million, or 23.5%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) for the year ended December 31, 1996 decreased to 51.4% from 52.4% for the same period in 1995. The increase in broadcast cash flow was a direct result of the three newly acquired stations and continued expense controls. The decrease in broadcast cash flow margins is attributable to the purchase KCAL, an independent station. Independent stations generally operate at lower margins then those associated with networks. Approximately $13.0 million of the increased broadcast cash flow in 1996 is attributable to the acquired stations.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

      Actual
      ------

    The following historical financial information include the results of the three stations acquired (the "Nationwide Acquisition") from Nationwide Communications Inc. ("Nationwide") for the last 47 days of 1994, the period of 1994 following the Nationwide Acquisition, and for the entire year of 1995.

    Net revenues for the year ended December 31, 1995 were $122.5 million, an increase of $43.7 million, or 55.5%, compared to $78.8 million for the year ended December 31, 1994, with the acquired stations accounting for $39.1 million of such increase. Improvement in both the national and various local market economies led to an increase in the Company's national and local revenue of 7.2% and 7.5%, respectively, for the stations owned prior to the Nationwide Acquisition. Political revenue for the year ended December 31, 1995 was $1.8 million, compared to $4.5 million for the year ended December 31, 1994, a decrease of $2.7 million. The decrease was due to the fact that 1995 was not a congressional election year and in 1994 the stations benefitted from several governor and local legislative elections. Network compensation in 1995 increased $5.3 million, or 116.3%, with $3.0 million attributable to the acquired stations and $2.3 million due to the new network compensation arrangements (including a new affiliation agreement for WTVO), at the stations owned prior to the Nationwide Acquisition.

    Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 1995 were $51.6 million, compared to $33.8 million for the year ended December 31, 1994, an increase of $17.8 million, or 52.7%. Operating expenses at the acquired stations were $16.8 million, and the remaining increase was primarily attributable to higher local sales commissions resulting from higher sales volume.

    Amortization of program license rights for the year ended December 31, 1995 was $6.4 million, compared to $4.4 million for the year ended December 31, 1994, an increase of $2.0 million, or 45.5%, with the acquired stations accounting for principally all of such increase.

    Depreciation of property and equipment and amortization of intangible assets was $24.6 million for the year ended December 31, 1995, compared with $15.3 million for the comparable period in 1994, an increase of $9.3 million, or 60.8%. The increase results from depreciation and amortization at the acquired stations of $8.5 million, and the remaining increase was primarily attributable to increased capital expenditures in 1995.

    The Company made payments for program license liabilities of $6.7 million during the year ended December 31, 1995, compared to $4.2 million for the year ended December 31, 1994, an increase of $2.5 million, or 59.5%. Payments associated with the acquired stations were $2.6 million.

    Corporate overhead for the year ended December 31, 1995 was $3.3 million, compared to $2.1 million for the comparable period in 1994, an increase of $1.2 million, or 57.1%. This was the result of additional personnel and administrative costs associated with being a public company.

    Non-cash compensation paid in Common Stock for the year ended December 31, 1995 was $1.2 million consisting of below-market options and a contribution to the 401(k) plan, compared to $6.5 million for the year ended December 31, 1994 consisting of stock grants and a contribution to the 401(k) plan.

    Net interest expense for the year ended December 31, 1995 was $32.6 million, compared with $19.1 million for the comparable period in 1994, an increase of $13.5 million, or 70.7%. The increase is primarily attributable to the Company's higher debt level following the June 1995 Notes Offering.

    At December 31, 1995, the Company held a $25.0 million interest rate swap agreement which expired on April 18, 1996. The interest expense resulting from this swap agreement amounted to $952,000 in 1995, and the interest expense resulting from this and other swap agreements amounted to $1.9 million in 1994. This interest rate swap agreement was the only derivative instrument held by the Company at December 31, 1995. The Senior Credit Facility no longer requires the Company to enter into interest rate swap agreements for the purpose of interest rate protection. At December 31, 1995, fixed rate debt and interest rate swap agreements comprised $270.0 million, or 90.6%, of the Company's total debt.

    In June 1995, the Company incurred an approximately $9.1 million extraordinary loss on the extinguishment of debt. This loss was related to the partial repayment and the amendment of the Senior Credit Facility in connection with the June 1995 Notes Offering.

    As a result of the factors discussed above, including the non-recurring extraordinary loss referred to above, the net loss for the Company was $6.6 million for the year ended December 31, 1995, compared with a net loss of $8.4 million for the year ended December 31, 1994, a decrease of $1.8 million.

    Broadcast cash flow was $64.2 million for the year ended December 31, 1995, compared to $40.8 million for the year ended December 31, 1994, an increase of $23.4 million, or 57.4%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) improved to 52.4% for the year ended December 31, 1995, compared to 51.8% for the same period in 1994. The increase in broadcast cash flow was a direct result of revenue growth and continued expense controls. Approximately $20.1 million of the increase is attributable to the acquired stations.

Pro Forma Financial Data

    The following unaudited pro forma information give effect to the acquisitions of KWQC, KELO and KCAL (including annualized net expense reductions) and a new affiliation agreement for WTVO as if they had been effected on January 1, 1995 and 1996. The pro forma information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

                                                Year Ended
                                                ----------
                                                December 31,
                                           1995/(1)/    1996/(1)/
                                          -----------  -----------
                                               (in thousands)
Net revenues (2)........................  $  245,788   $  261,542
Operating expenses, including selling,
 general and administrative expenses....     102,762      103,941
Amortization of program license rights..      30,457       32,924
Depreciation and amortization (3).......      50,492       50,931

Corporate overhead......................       3,648        4,643
Non-cash compensation paid in common
  stock.................................       1,167          848
                                          ----------   ----------
Operating income........................  $   57,262   $   68,255
                                          ==========   ==========

Broadcast cash flow (4).................  $  113,059   $  124,830
Broadcast cash flow margin..............        46.0%        47.7%
Operating cash flow (5).................  $  109,411   $  120,187
Capital expenditures....................      10,019       10,424
-----------------------------

(1) Pro Forma adjustments to net revenues include additional annualized network compensation payable to the Company under the new WTVO and KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $665,000 and $179,000, respectively, for the years ended December 31, 1995 and 1996. Pro forma adjustments to net revenues also include a decrease of $2.7 million and $803,000 for the years ended December 31, 1995 and 1996, respectively, relating to seven sitcoms not purchased in connection with the KCAL Acquisition. Pro forma adjustments include expense reductions relating to the KWQC, KELO and KCAL acquisitions of approximately $22.5 million and $22.8 million, respectively, for the years ended December 31, 1995 and 1996.
(2) Net revenues are total revenues net of agency and national representation commissions.
(3) Pro forma adjustments for 1995 represent the elimination of deferred financing costs in connection with the Senior Credit Facility as amended and restated in connection with the Offering, the additional amortization resulting from the January 1996 Notes Offering, the June 1995 Notes Offering and the Senior Credit Facility, and the depreciation of the fixed assets and amortization of the intangible assets acquired in 1996.
(4) "Broadcast cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(5) "Operating cash flow" is defined as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity are cash flow from operations and funds available under the Senior Credit Facility.

    On November 15, 1996, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $500.0 million in the form of (i) a seven year reducing revolving credit facility in the amount of $200.0 million (the "Revolver Facility") and (ii) a seven year amortizing term loan facility in the amount of $300.0 million (the "Term Facility").

    The Company used approximately $54.8 million of the net proceeds of the Offering ($162.0 million) to effect the ABC Repurchase and used $20.0 million of such proceeds to repay in full all of its then outstanding indebtedness, including interest, under the Senior Credit Facility. The Company used $300.0 million of availability under the Term Facility, $5 million of availability under the Revolver Facility, the remaining net proceeds of the Offering ($87.2 million) and $6.0 million of its existing cash balances to finance the KCAL Acquisition (having a purchase price of $368.0 million, plus approximately $19.5 million for working capital) and to pay approximately $10.7 million of related fees and expenses.

    The Revolver Facility has a $185.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility and have a total debt/operating cash flow ratio of less than 6.0x. As of December 31, 1996, there was 302.0 million outstanding under the Senior Credit Facility, with $183.0 million available, subject to certain conditions, for borrowing for the purpose of financing acquisitions.

    Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $20.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the Indentures, provided that the total debt/operating cash flow ratio is less than 5.5x. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures, provided that the total debt/operating cash flow ratio is less than 5.0x, or 4.5x after June 30, 2000; if the ratio exceeds such amounts, the Company will be permitted to utilize only up to $20.0 million of availability under the Sublimit. Undrawn amounts under the Revolver Facility are available to the Company for working capital requirements and general corporate purposes.

    Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 0.25% based upon a ratio under 4:1 to 2.625% based upon a 6.5:1 or greater ratio.

    Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

    The Senior Credit Facility imposes restrictions on the Company's ability to incur additional indebtedness. The Company will be permitted to incur, subject to the terms of the Indentures and satisfaction of the financial covenants of the Senior Credit Facility, unsecured subordinated debt, provided that the subordination and mandatory redemption provisions and the maturity of such indebtedness are comparable to the Company's existing Senior Subordinated Notes and that the proceeds are used to repay the outstanding balance of the Term Facility until the Company's debt to operating cash flow ratio is less than 4.5x. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures.

    The Senior Credit Facility requires the Company to maintain certain financial ratios. The Company is required to maintain a total debt/operating cash flow ratio ranging from 6.25x presently to 4.50x during the year 2000 and thereafter. The Company is also required to maintain a senior debt/operating cash flow ratio ranging from 3.25x presently to 2.25x during the year 2000 and thereafter. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.50x presently to 2.25x during the year 2000 and thereafter. The Company is also be required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

    The Senior Credit Facility requires the Company to apply on April 30 of each year 50% or 75% (depending upon the level of the Company's total debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year to reduce outstanding debt under the Term Facility. In addition, the Company is required to apply from the proceeds of any permitted equity issuance and certain subordinated debt issuances an amount sufficient to reduce the Company's debt ratio to specified levels. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. The Company may, subject to the financial covenants of the Senior Credit Facility, sell assets constituting less than 15% of its operating cash flow.

    The Company from time to time investigates alternatives for replacing or refinancing its existing Senior Credit Facility. Any such replacement or refinancing may or may not have terms and conditions, including restrictive covenants and maintenance tests, similar to those in the Senior Credit Facility.

    Interest on the January 1996 Notes is payable semi-annually on January 15 and July 15, interest on the June 1995 Notes is payable semi-annually on February 15 and August 15, and interest on the Company's 11-3/4% Senior Subordinated Notes due 2004 (the "November 1994 Notes") is payable semi-annually on May 15 and November 15. The Indentures impose certain limitations on the ability of the Company and certain of its Subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any Senior Debt and senior in right of payment to the Notes, incur liens, impose restrictions on the ability of a Subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

    A $5.0 million portion of the purchase price in connection with the November 1994 acquisitions has been deferred (having a net present value as of December 31, 1996, discounted at 11.9%, of $3.3 million) and is payable over the remaining three-year period, without interest, in equal annual installments, with the first such installment having been paid on November 14, 1995. The Company paid a $3.0 million portion of the purchase price in connection with the KELO Acquisition by delivery of a promissory note, the principal amount of which will be payable in full on May 31, 1998, and which requires quarterly payments of interest accrui ng at the prime rate.

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

    The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations. See "Business-Acquisition Strategy."

INCOME TAXES

    The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company has $148.0 million of net operating loss ("NOL") carryforwards which are subject to
Section 382 limitations. See Note 9 to Notes to Consolidated Financial Statements. The Company does not currently anticipate using these losses in the foreseeable future. Therefore, the NOL has not been recognized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Consolidated Financial Statements
                   ------------------------------------------

Page
--------------------------------------------------------------------------------------------

Report of Independent Auditors                                                                50
Consolidated Balance Sheets as of December 31, 1995 and 1996                                  51
Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996    53
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31,
  1994, 1995 and 1996                                                                         54
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996    55
Notes to Consolidated Financial Statements                                                    56
Schedule II -- Valuation and Qualifying Accounts                                              69


                        Report of Independent Auditors

Board of Directors and Stockholders
Young Broadcasting Inc.

        We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP

New York, New York
February 14, 1997

                   Young Broadcasting Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                              December 31,
                                                                           1995            1996
                                                                     ---------------------------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 2)                                      3,425,633       7,004,744
  Trade accounts  receivable,  less allowance for doubtful
    accounts of $785,000 in 1995 and $2,210,000 in 1996                  27,431,914      60,152,494
  Current portion of loans receivable - officers (Note 12)                  808,783         391,862
  Current portion of program license rights (Notes 2 and 4)               6,426,198      21,678,077
  Prepaid expenses                                                          956,052       1,852,728
                                                                     ---------------------------------
Total current assets                                                     39,048,580      91,079,905
                                                                     ---------------------------------


Property and equipment (Notes 2 and 11):

  Land and land improvements                                              5,165,489       6,168,847
  Buildings and building improvements                                    23,094,346      34,405,906
  Broadcast equipment                                                    87,023,341     174,107,936
  Office furniture, fixtures and other equipment                          5,306,416       8,174,769
  Vehicles                                                                1,385,790       3,942,307
                                                                     ---------------------------------
                                                                        121,975,382     226,799,765
  Less accumulated depreciation and amortization                         62,844,245      79,497,810
                                                                     ---------------------------------
Net property and equipment                                               59,131,137     147,301,955



Program license rights, excluding current portion (Notes 2 and 4)         3,180,397       2,436,121
Deposits and other assets                                                 1,545,285         457,354
Loans receivable - officers, excluding current portion (Note 12)          1,194,175       1,040,445
Broadcasting licenses and other intangibles, less accumulated
  amortization of $63,852,304 in 1995 and $73,462,193 in 1996 (Note 2)  180,722,385     624,074,518
Deferred charges less accumulated amortization of $1,536,057
    in 1995 and $4,338,888 in 1996 (Notes 2, 3 and 5)                    11,275,993      26,760,865



                                                                     =================================
Total assets                                                          $ 296,097,952   $ 893,151,163
                                                                     =================================


See accompanying notes to consolidated financial statements.

                                                                              December 31,
                                                                           1995            1996
                                                                     ---------------------------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

  Trade accounts payable                                                $ 4,482,852  $  23,392,064
  Accrued expenses and other liabilities:
    Interest (Notes 6 and 7)                                              6,920,874      13,359,133
    Other                                                                 3,391,684       5,802,974
                                                                     ---------------------------------
  Total accrued expenses                                                 10,312,558      19,162,107
  Current installments of program license liability (Notes 2 and 4)       5,817,936      17,312,771
  Current installments of long-term debt (Note 6)                           907,834      11,913,237
  Current installments of obligations under capital leases (Note 11)         48,335         802,851
                                                                     ---------------------------------
Total current liabilities                                                21,569,515      72,583,030



Program license liability, excluding current installments (Notes 2
  and 4)                                                                  3,035,951       2,403,121
Long-term debt, excluding current installments (Note 6)                  51,949,014     295,535,960
11.75% Senior Subordinated Notes (Note 7)                               120,000,000     120,000,000
10.125% Senior Subordinated Notes (Note  7)                             125,000,000     125,000,000
9% Senior Subordinated Notes (Note 7)                                             -     125,000,000
Deferred tax liability (Note 9)                                                   -      71,450,273
Obligations under capital leases, excluding current installments
  (Note 11)                                                                  87,589         674,556
                                                                     ---------------------------------
Total liabilities                                                       321,642,069     812,646,940
                                                                     ---------------------------------



Stockholders' (deficit) equity (Note 8):
  Class A Common  Stock,  $.001  par  value.  Authorized  20,000,000
    shares;  issued  and  outstanding  4,955,088  shares at 1995 and          4,955          12,209
    12,208,127 shares at 1996
  Class B Common  Stock,  $.001  par  value.  Authorized  20,000,000
    shares;  issued  and  outstanding  2,029,620  shares at 1995 and          2,029           2,022
    2,022,230 shares at 1996
  Class C Common  Stock,  $.001  par  value;  Authorized  20,000,000
    shares;  issued and outstanding  3,563,473  shares at 1995 and 0          3,564               -
    at 1996
  Additional paid-in capital                                            128,051,024     233,190,382
  Accumulated deficit                                                  (153,605,689)   (152,700,390)
                                                                     ---------------------------------
Total stockholders' (deficit) equity                                    (25,544,117)     80,504,223
                                                                     ---------------------------------



                                                                     =================================
Total liabilities and stockholders' (deficit) equity                   $  296,097,952  $  893,151,163
                                                                     =================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                                 YEAR  ENDED DECEMBER 31,
                                                            1994           1995           1996
                                                       -----------------------------------------------
Net operating revenue                                  $   78,788,183   $122,529,927  $154,342,931
                                                       -----------------------------------------------

Operating expenses                                        17,650,963      28,033,649    35,614,209
Amortization of program license rights                     4,399,915       6,418,181    11,033,812
Selling, general and administrative expenses              16,149,417      23,580,352    29,074,947
Depreciation and amortization                             15,280,392      24,572,388    30,945,622
Corporate overhead                                         2,051,891       3,347,931     4,343,449
Non-cash compensation (Notes 8 and 10)                     6,497,480       1,166,651       848,469
                                                       -----------------------------------------------
Operating income                                          16,758,125      35,410,775    42,482,423
                                                       -----------------------------------------------

Interest income                                              175,551         378,380     2,098,939
Interest expense                                         (19,104,468)    (32,644,274)  (42,837,629)
Other expenses, net                                         (179,043)       (611,138)     (838,434)
                                                       -----------------------------------------------
                                                         (19,107,960)    (32,877,032)  (41,577,124)
                                                       -----------------------------------------------
(Loss) income before extraordinary item                   (2,349,835)      2,533,743       905,299
Extraordinary loss on extinguishment of debt (Note 5)     (6,026,668)     (9,125,000          -
                                                       -----------------------------------------------
Net (loss) income                                         (8,376,503)     (6,591,257)      905,299
Preferred dividends                                       (9,712,397)         -               -
                                                       ===============================================
Net (loss) income applicable to common stockholders     $(18,088,900)   $ (6,591,257)  $   905,299

                                                       ===============================================


(Loss) income per common share:

    (Loss) income before extraordinary item                $  (3.62)    $     .23      $     .08

    Extraordinary loss on extinguishment of debt              (1.80)         (.84)         -
                                                       -----------------------------------------------
Net (loss) income                                          $  (5.42)    $    (.61)     $     .08
                                                       ===============================================
Weighted average shares                                   3,339,794    11,071,154     11,783,122
                                                       ===============================================


See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)



                                                                    Preferred Stock
                                        ------------------------------------------------------------------------
                                        Series A  Series B  Series C  Series D     Series E        Series F
                                        --------- --------- --------- --------- ------------    -----------------
Balance at January 1, 1994..............    $190       $30       $200      $123      $186           $24
    Issuance of management shares.......    -          -         -         -         -              -
    Issuance of incentive stock
      grants............................    -          -         -         -         -              -
    Issuance of Class A
      Common Stock......................    -          -         -         -         -              -
    Issuance of Class C
      Common Stock......................    -          -         -         -         -              -
    Conversion of Series A, B and
      C Preferred Stock.................    (190)      (30)      (200)     -         -              -
    Repurchase of Series D, E and
      F Preferred Stock.................    -          -         -         (123)     (186)          (24)
    Net (loss) for 1994.................    -          -         -         -         -              -
Balance at December 31,
  1994..................................    -          -         -         -         -              -
    Contribution of shares into Company's
      defined contribution plan.........    -          -         -         -         -              -
    Issuance of stock options
      below market value................    -          -         -         -         -              -
    Exercise of stock options...........    -          -         -         -         -              -
    Conversion of Class B and C Common
      Stock to Class A Common Stock.....    -          -         -         -         -              -
    Repurchase and retirement of Class A
      and C Common Stock................    -          -         -         -         -              -
    Net (loss) for 1995.................    -          -         -         -         -              -

Balance at December 31, 1995............    $-         $-        $-        $-        $-             $-
    Repurchase and retirement of Class A
      Common Stock......................    -          -         -         -         -              -
    Contribution of shares into Company's
      defined contribution plan.........    -          -         -         -         -              -
    Exercise of stock options...........    -          -         -         -         -              -
    Issuance of stock options
      below market value................    -          -         -         -         -              -
    Conversion of Class C Common
      Stock to Class A Common Stock.....    -          -         -         -         -              -
    Issuance of Class A
      Common Stock......................    -          -         -         -         -              -
    Repurchase of Class C Common Stock..    -          -         -         -         -              -
    Conversion of Class B Common
      Stock to Class A Common Stock.....    -          -         -         -         -              -
    Net income for 1996.................    -          -         -         -         -              -

Balance at December 31, 1996............    $-         $-        $-        $-        $-             $-
                                         ========  ========  ========  ========  ========        ========



                                                           Common Stock           Additional                            Total
                                                  ---------------------------      Paid-In       Accumulated        Stockholders'
                                                   Class A   Class B   Class C     Capital          Deficit        Equity (Deficit)
                                                  ---------------------------------------------------------------------------------
Balance at January 1, 1994........................  $1,647      $267     -       $86,949,181     ($138,637,929)   ($51,686,081)
    Issuance of management shares.................   -           214     -         4,046,786           -             4,047,000
    Issuance of incentive stock
      grants......................................   -           108     -         2,050,372           -             2,050,480
    Issuance of Class A
      Common Stock................................   3,672      -        -         65,065,301          -            65,068,973
    Issuance of Class C
      Common Stock................................   -          -        1,500     24,998,500          -            25,000,000
    Conversion of Series A, B and
      C Preferred Stock...........................   (494)     1,450     2,455         (2,991)         -                 -
    Repurchase of Series D, E and
      F Preferred Stock...........................   -         -         -        (47,757,633)         -           (47,757,633)
    Net (loss) for 1994...........................   -         -         -         -                (8,376,503)     (8,376,503)
Balance at December 31,
  1994............................................   4,825     2,039     3,955    135,349,516     (147,014,432)    (11,653,764)
    Contribution of shares into Company's
      defined contribution plan...................      22     -         -            471,866          -               471,888
    Issuance of stock options
      below market value..........................   -         -         -            366,094          -               366,094
    Exercise of stock options.....................      19     -         -             49,981          -                50,000
    Conversion of Class B and C Common
      Stock to Class A Common Stock...............     116     (10)      (106)       -                 -                 -
    Repurchase and retirement of Class A
      and C Common Stock..........................     (27)    -         (285)      (8,186,433)        -            (8,186,745)
    Net (loss) for 1995...........................   -         -         -           -              (6,591,257)     (6,591,257)

Balance at December 31, 1995......................    4,955    2,029     3,564     128,051,024    (153,605,689)    (25,543,784)
    Repurchase and retirement of Class A
      Common Stock................................     (111)   -         -          (2,923,693)        -            (2,923,804)
    Contribution of shares into Company's
      defined contribution plan...................       28    -         -             728,641         -               728,669
    Exercise of stock options.....................       16    -         -             313,495         -               313,511
    Issuance of stock options
      below market value..........................    -        -         -              15,400         -                15,400
    Conversion of Class C Common
      Stock to Class A Common Stock...............   2,064     -         (2,064)   -                   -                 -
    Issuance of Class A
      Common Stock................................   5,250     -         -         161,772,765         -           161,778,015
    Repurchase of Class C Common Stock............   -         -         (1,500)   (54,767,250)        -           (54,768,750)
    Conversion of Class B Common
      Stock to Class A Common Stock...............       7     (7)       -          -                  -                 -
    Net income for 1996...........................  -          -         -          -                  905,299         905,299

Balance at December 31, 1996...................... $12,209    $2,022     $0       $233,190,382   ($152,700,390)    $80,504,556
                                                   ========  ========  ========  ============== ================  =============


See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                   Year ended December 31,
                                                           1994             1995              1996
                                                      -------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $(8,376,503)    $(6,591,257)    $   905,299

Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation  and  amortization  of property  and
      equipment                                           7,108,170      13,640,551       16,832,919
    Amortization of program license rights                4,399,915       6,418,181       11,033,812
    Amortization  of  broadcasting  licenses,   other
      intangibles and deferred charges                    8,172,222      10,931,837       14,112,703

    Non-cash compensation paid in Common Stock            6,497,480       1,166,651          848,469
    Non-cash    interest   expense   on   outstanding
      indebtedness                                           57,338         420,712          357,147
    Loss on disposal of fixed assets                              -               -          106,601
    Extraordinary loss on extinguishment of debt          6,026,668       9,125,000                -
    Deferred  acquisition and debt refinancing  costs
      incurred                                          (10,900,000)     (3,437,500)     (13,125,000)
    Increase in trade accounts receivable                (4,730,606)     (3,111,102)      (4,367,243)
    Increase in prepaid expenses                           (530,296)       (197,842)        (703,641)
    Increase (decrease) in trade accounts payable         1,198,745        (713,168)       6,067,699
    Increase in accrued expenses                          3,773,863       1,326,436        3,023,127
                                                      -------------------------------------------------
Net cash provided by operating activities                12,696,996      28,978,499       35,091,892
                                                      -------------------------------------------------

INVESTING ACTIVITIES

Purchase of Nationwide stations                        (145,000,000)              -                -
Purchase of  KCAL-TV                                              -               -     (387,508,018)
Purchase of KWQC-TV                                               -               -      (57,173,000)
Purchase of KELO-TV                                               -               -      (48,281,308)
Capital expenditures                                     (1,205,858)     (4,484,478)      (4,991,766)
(Increase) decrease in deposits and other assets            (22,983)     (1,315,839)       1,113,231
                                                      -------------------------------------------------
Net cash used in investing activities                  (146,228,841)     (5,800,317)    (496,840,861)
                                                      -------------------------------------------------

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                185,000,000               -      305,000,000
Proceeds from issuance of public subordinated debt      120,000,000     125,000,000      125,000,000
Borrowings from working capital facility                          -      17,000,000       25,400,000
Principal payments on old long-term debt               (165,400,774)              -                -
Principal payments on new long-term debt                 (4,000,000)   (149,235,202)     (79,164,798)
Principal payments on old subordinated debt             (29,440,773)              -                -
Payment of call premium on old subordinated debt         (3,319,381)              -                -
Deferred acquisition and debt refinancing costs
  incurred                                               (5,235,043)     (3,694,868)      (4,872,776)
Net proceeds from issuance of Class A Common Stock       65,068,972               -      161,778,015
Repurchase of D, E & F Preferred Stock                  (47,757,966)              -                -
Repurchase of Class A and C Common Stock                          -      (8,186,745)     (57,692,555)
Proceeds from issuance of Class C Common Stock           25,000,000               -                -
Proceeds from exercise of options                                 -          50,000          313,511
Principal payments under capital lease obligations         (402,177)       (243,108)         (48,335)
Payments on programming license liabilities              (4,169,673)     (6,747,028)     (10,384,982)
                                                      -------------------------------------------------
Net cash provided by (used in) financing activities     135,343,185     (26,056,951)     465,328,080
                                                      -------------------------------------------------

Net increase (decrease) in cash                           1,811,340      (2,878,769)       3,579,111
Cash and cash equivalents at beginning of year            4,493,062       6,304,402        3,425,633
                                                      =================================================
Cash and cash equivalents at end of year                $ 6,304,402     $ 3,425,633      $ 7,004,744
                                                      =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                           $17,265,826     $29,199,781     $35,980,944
Income taxes paid                                       $         -     $         -     $         -


See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries


                  Notes to Consolidated Financial Statements

1. OPERATIONS OF THE COMPANY

The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of eleven network affiliated (four with CBS, six with ABC, and one with NBC), and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly-owned subsidiaries and three limited partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

The Company provides advertising air time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and advance payment is not generally required. Credit losses are provided for in the financial statements and have consistently been within management's expectations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts and the realizability of program license rights. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's Senior Debt at December 31, 1996 of $302.0 million approximates its fair value as its interest rate floats with market conditions. At December 31, 1996, the Company's $120.0 million (11 3/4%), $125.0 million (10 1/8%), and
$125.0 million (9%) senior subordinated notes were trading in the public market with ask prices of 107, 98.5 and 97.3, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROGRAM LICENSE RIGHTS

Program license rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, and when the Company has the right to multiple showings, are amortized using an accelerated method. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program rights with lives of one year or less, where the Company is entitled to air each episode one time, are amortized on a straight-line basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Major renewals and improvements are charged to the property and equipment accounts. Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.

Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

                                                       ESTIMATED
CLASSIFICATION                                        USEFUL LIVES

-------------------------------------------------------------------------
Land improvements                                      5-19 years
Buildings and building improvements                    5-40 years
Broadcast equipment                                    3-10 years
Office furniture, fixtures and other equipment         5-8 years
Vehicles                                               3-5 years

BROADCASTING LICENSES AND OTHER INTANGIBLES

Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals. Intangible assets are amortized over varying periods, not exceeding 40 years.

DEFERRED CHARGES

Deferred charges incurred during 1994 consisted primarily of debt issuance costs incurred in connection with the Company's refinancing. As a result of the refinancing, approximately $6 million of net deferred charges incurred prior to 1994 were expensed in 1994 and included as part of the extraordinary item in the accompanying statements of operations (see Note 5).

Deferred charges incurred during 1995 consisted primarily of debt issuance costs incurred in connection with the Company's 10 1/8% Senior Subordinated Notes issued on June 12, 1995 (see Note 7), concurrent with an amendment to its Senior Credit Facility (see Note 6). As a result of the amendment, approximately $9.1 million of net deferred charges incurred in 1994 were expensed in 1995 and included as part of the extraordinary item in the accompanying statements of operations (see Note 5).

Deferred charges incurred during 1996 consisted primarily of debt issuance costs incurred in connection with the Company's 9% Senior Subordinated Notes issued on January 16, 1996 (see Note 7) and an amendment to and restatement of its Senior Credit Facility on November 15, 1996 (see Note 6).

REVENUE

The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

BARTER ARRANGEMENTS

The Company, in the ordinary course of business, provides advertising air time to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment amounted to approximately $67,000, $22,000 and $36,000 in 1994, 1995 and 1996,
respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 1995 and 1996, of $1.1 million and $5.0 million, respectively.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and separate state tax returns. In addition, partnership returns are filed for its three limited partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return. The future utilization of a significant portion of the Company's net operating losses for federal income tax purposes is subject to an annual limitation (see Note 9).

EARNINGS PER SHARE

Net (loss) income per common share is computed by dividing net (loss) income less the amount applicable to preferred stock dividends, by the weighted average common shares outstanding during the year. When dilutive, common stock equivalents are included as stock equivalents using the treasury stock method.

RECLASSIFICATION OF ACCOUNTS

Certain prior year amounts have been reclassified to conform to current year's presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996. The effect of the adoption had no impact on the Company's results of operations.

3. ACQUISITION OF STATIONS

On November 14, 1994, the Company acquired from Nationwide Communications Inc. ("Nationwide") all of the assets of three network affiliated television stations (WRIC-TV, WATE-TV and WBAY-TV or "Nationwide Stations") for $150,000,000 ("Acquisition") plus outstanding receivables of the stations. Of the purchase price, $5,000,000 was in the form of a note and will be paid over a five year period, without interest, in equal annual installments. The net present value of such note, discounted at 11.9%, was $3,092,000 and $2,449,000 at December 31, 1995 and 1996, respectively. The Acquisition was accounted for as a purchase. Based on the Company's allocation of the purchase price, intangible assets amounted to $94,017,000 and will be amortized over their estimated lives which will not exceed 40 years. The operating results of the Nationwide Stations are included in the Company's consolidated results of operations for the entire year in 1995 and 1996.

On April 15, 1996, the Company acquired from Broad Street Television, L.P. the assets of KWQC-TV ("KWQC"), Channel 6, in Davenport, Iowa, for approximately $55 million plus outstanding receivables of the station. The acquisition was accounted for as a purchase. Based on the Company's allocation of the purchase price, intangible assets amounted to $44.3 million and will be amortized over their estimated lives which will not exceed 40 years. The KWQC acquisition was financed with approximately $56.2 million of net proceeds from the January 1996 $125 million 9% Senior Subordinated Notes Offering ("the January 1996 Notes") due 2006 (see Note 7). The operating results of KWQC are included in the Company's consolidated results of operations from the date of acquisition.

On May 31, 1996, the Company acquired from Midcontinent Television of South Dakota, a wholly owned subsidiary of Midcontinent Media, Inc., the assets of KELO-TV ("KELO"), Channel 11, in Sioux Falls, South Dakota and its satellite stations for $50 million plus outstanding receivables of the stations. This acquisition was accounted for as a purchase. Based on the Company's allocation of the purchase price, intangible assets amounted to $25.0 million and will be amortized over their estimated lives which will not exceed 40 years. The KELO acquisition was financed with approximately $15.7 million of net proceeds from the January 1996 Notes, $25.4 million under the Senior Credit Facility, a $3.0 million promissory note and the remaining balance from cash balances of the Company. The operating results of KELO are included in the Company's consolidated results of operations from the date of acquisition.

On November 23, 1996, the Company acquired from a subsidiary of the Walt Disney Company ("Disney") the assets of KCAL-TV ("KCAL"), Channel 9, in Los Angeles, California, for $368 million plus working capital of approximately $19.5 million of the station. The acquisition was accounted for as a purchase. Based on the Company's preliminary allocation of the purchase price, intangible assets amounted to approximately $314.1 million and will be amortized over their estimated lives which will not exceed 40 years. The KCAL acquisition was financed with approximately $305.0 million under the Senior Credit Facility and the remaining from an equity offering in 1996 (see Note 8). The operating results of KCAL are included in the Company's consolidated results of operations from the date of acquisition.

The following unaudited proforma information for 1994 gives effect to the Nationwide Stations Acquisition (including expense reductions) as if it had been effected on January 1, 1994. In addition, the following unaudited pro forma information for 1995 and 1996 gives effect to the acquisitions of KWQC, KELO and KCAL (including expense reductions) and the WTVO affiliation agreement as if they had been effected on January 1, 1995 and 1996. The pro forma information for the years ended December 31, 1994, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

                                                Year Ended December 31,
                                                -----------------------
                                                      (unaudited)
                                        1994 (1)      1995 (2)       1996 (2)
                                        -------------------------------------
                                      (in thousands, except per share amounts)

 Net Operating Revenue (3)              $117,140   $ 245,788       $ 261,542
 Operating Income                         31,588      57,262          68,255
 Income before extraordinary item          7,243      (6,674)          3,512
 Net (loss) income                         1,216     (15,799)          3,512
 Net (loss) income applicable to
      common shareholders               $ (8,496)  $ (15,799)      $   3,512
 Net (loss) income per common
      share                             $  (1.08)  $   (1.43)      $    0.30

(1) Pro forma adjustments to net revenues include additional annualized network compensation payable to the Company under the Nationwide Stations affiliation agreements of $3.4 million in 1994.

    Pro forma adjustments relating to the Nationwide Stations include annualized expense reductions of approximately $4.1 million and additional corporate overhead of approximately $550,000 in 1994.

(2) Pro forma adjustments to net revenues include additional annualized network compensation payable to the Company under the WTVO and KELO affiliation agreements and a programming change at

    KWQC in the aggregate amount of $665,000 and $179,000, respectively, for the years ended December 31, 1995 and 1996. Proforma adjustments to net revenues also include a decrease of $2.7 million and $803,000, for the years ended December 31, 1995 and 1996, relating to seven sitcoms not being purchased in connection with the KCAL acquisition.

    Pro forma adjustments include expense reductions relating to the KWQC, KELO and KCAL acquisitions of approximately $22.5 million and $22.8 million, respectively, for the years ended December 31, 1995 and 1996.

(3) Net operating revenue is total revenue net of agency and national representation commissions.

4. PROGRAM LICENSE RIGHTS AND LIABILITY

The Company entered into agreements for program license rights which became available in 1995 and 1996 of approximately $6.8 million and $7.4 million, respectively.

The unpaid program license liability, which is reflected in the December 31, 1996 balance sheet, is payable during each of the years subsequent to 1996 as follows: 1997, $17.3 million; 1998, $2.1 million and 1999, $312,000.

The obligation for programming that has been contracted for but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $9.8 million and $12.8 million at December 31, 1995 and 1996, respectively.

5. REFINANCING AND EXTRAORDINARY ITEMS

In connection with the financing plan implemented on November 14, 1994 ("1994 Refinancing"), deferred financing costs, arising from a 1992 restructuring of the Company's debt, with a net carrying value of $2.7 million were charged to earnings as part of an extraordinary item in 1994. In addition, a call premium amounting to $3.3 million was paid to the Subordinated Debt Holders in connection with the early extinguishment of that debt. This amount was also included in the 1994 extraordinary item.

Deferred financing costs, arising from the 1994 Refinancing, with a net carrying value of $9.1 million were charged to 1995 earnings as part of an extraordinary item in connection with the Company's completion of a financing plan on June 12, 1995 ("June 1995 Refinancing").

6. LONG -TERM DEBT

Long-term debt (excluding Senior Subordinated Notes) at December 31, 1995 and 1996 consisted of the following:



                                                                1995    1996
                                                           --------------------
                                                                (in thousands)

  Senior Credit Facility                                      $49,765  $302,000
  Nationwide Seller Note                                        3,092     2,449
  Midcontinent Seller Note                                          -     3,000
                                                           --------------------
  Total long-term debt                                         52,857   307,449
  Less:
    Scheduled current maturities                                  908       908
    Additional payments of excess cash required                     -    11,005
                                                           --------------------
  Long-term debt excluding all current installments           $51,949  $295,536
                                                           ====================

On November 14, 1994, the Company established a senior credit facility ("Senior Credit Facility").

On November 15, 1996, the Company amended and restated its Senior Credit Facility ("Amendment"). The Amendment provides for borrowings of up to an aggregate amount of $500.0 million consisting of a seven year amortizing term loan facility ("Term Loan") in the amount of $300.0 million and a seven year reducing revolving credit facility ("Revolver") in the amount of $200.0 million.

At December 31, 1996, the Company had outstanding borrowings of $300.0 million under the Term Loan, and $2.0 million under the Revolver. The aggregate fixed maturities under the Term Loan for each year subsequent to December 31, 1996 are as follows: 1997, $11.0 million; 1998, $21.7 million; 1999, $35.7 million; 2000,
$40.9 million; 2001, $55.4 million; and $135.3 million thereafter.

In addition to scheduled principal payments, the Senior Credit Facility requires the Company to compute at the end of each fiscal year its excess cash flow, as defined, and to pay 50% or 75% of such (depending upon the level of the Company's total debt to operating cash flow ratio at the end of such year) amount to the lenders before April 30 of the subsequent year. Payments pursuant to this requirement permanently reduce outstanding debt under Facility A. For the year ended December 31, 1996, an excess cash flow payment of $11.0 million will be paid to the lenders before April 30, 1997.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the bank's base rate, London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a floating percentage on borrowings under Facility A tied to the interest rate option and the Company's ratio of total debt to operating cash flow, ranging from 0.25% based upon a ratio under 4:1 to 2.75% based upon a 6.5:1 or greater ratio. For the year ended December 31, 1996, this floating percentage was 2.0%. For the year ended December 31, 1996, the effective interest rate for amounts outstanding under the Senior Credit Facility was 7.83%.

The Senior Credit Facility contains, among other things, limitations on dividends and investments, and requires the Company to maintain certain financial ratios. At December 31, 1996, the Company was in compliance with all such covenants. The Senior Credit Facility is secured by a pledge of all the stock of the Company's subsidiaries and a first priority lien on substantially all of the assets of the Company. Each of the Company's subsidiaries guarantee the obligations under the Senior Credit Facility.

 The Company had outstanding swap agreements in 1994, 1995 and 1996 with a commercial bank who was also a lender under the Senior Credit Facility. The last of such swaps expired on April 18, 1996. The Company paid a fixed interest rate of 9.81% and the Company receives interest, from the commercial bank, based upon a three month LIBOR. The net interest rate differential paid and received was recognized as an adjustment to interest expense and amounted to approximately $1.9 million, $1.0 million, and $315,000 for the years ended December 31, 1994, 1995, and 1996, respectively. At December 31, 1996, the Company did not hold any derivative instruments.

The Midcontinent Seller Note bears interest at 8.25%, payable quarterly and matures in full on May 31, 1998.

The aggregate fixed maturities, including accreted non-cash interest, under the Nationwide Seller Note for each year subsequent to December 31, 1996 are as follows: 1997, $1.0 million; 1998, $1.0 million, and $1.0 million in 1999.

7. SENIOR SUBORDINATED NOTES

On November 14, 1994, the Company issued 11 3/4% Senior Subordinated Notes due 2004 with an aggregate principal amount of $120.0 million (the "November 1994 Notes"). Interest on the November 1994 Notes is payable semi-annually on May 15 and November 15, commencing May 15, 1995. The November 1994 Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 1999, at the redemption prices set forth in the Senior Subordinated
Note Indenture ("Indenture") pursuant to which the November 1994 Notes were issued plus accrued interest to the date of redemption. In addition, at any time before November 15, 1997, the Company, at its option, may redeem up to $40 million of the November 1994 Notes, with the net proceeds of one or more public equity offerings, at a redemption price equal to 111-3/4% of the principal amount thereof, plus accrued interest to the date of redemption.

On June 12, 1995, the Company issued 10 1/8% Senior Subordinated Notes due 2005 with an aggregate principal amount of $125.0 million (the "June 1995 Notes"). Interest on the June 1995 Notes is payable semi-annually on February 15 and August 15, commencing August 15, 1995. The June 1995 Notes are redeemable, in whole or in part, at the option of the Company on or after February 15, 2000, at the redemption prices set forth in the Indenture pursuant to which the June 1995 Notes were issued plus accrued interest to the date of redemption. In addition, at any time before February 15, 1998, the Company, at its option, may redeem up to $42 million of the June 1995 Notes, with the net proceeds of one or more public equity offerings, at a redemption price equal to 110% of the principal amount thereof, plus accrued interest to the date of redemption.

On January 16, 1996, the Company issued 9% Senior Subordinated Notes due 2006 with an aggregate principal amount of $125.0 million. Interest on the January 1996 Notes is payable semi-annually on January 15 and July 15, commencing July 15, 1996. The January 1996 Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001, at the redemption prices set forth in the Indenture, pursuant to which the January 1996 Notes were issued, plus accrued interest to the date of redemption. In addition, at anytime before January 15, 1999, the Company, at its option, may redeem up to $42 million of the January 1996 Notes, with the net proceeds of one or more public equity offerings, at a redemption price equal to 109% of the principal amount thereof, plus accrued interest to the date of redemption.

The Company's November 1994 Notes, June 1995 Notes, and January 1996 Notes (collectively the "Notes") are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis by all of the Company's subsidiaries.

Upon a change of control, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at a price equal to 101% of their principal amount plus accrued interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase Notes at 100% of their principal amount plus accrued interest to the date of repurchase in the event of certain asset sales.

8. STOCKHOLDERS' EQUITY

   COMMON STOCK
   -------------

The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C which are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock.

Ownership of Class B Common Stock is restricted to members of management and by, or in trust for family members of management ("Management Group"). In the event any shares of Class B Common Stock held by a member of the Management Group are transferred outside of the Management Group, such shares will automatically be converted into shares of Class A Common Stock. In addition, if the total number of shares of Common Stock held by members of the Management Group falls below 10% of the total number of shares of Common Stock outstanding, all of the outstanding shares of Class B Common Stock automatically will be reclassified as Class A Common Stock.

In any merger, consolidation or business combination, the consideration to be received per share by holders of Class A and Class C Common Stock must be identical to that received by holders of Class B Common Stock.

On November 14, 1994, ABC invested $25.0 million in the Company, receiving 1.5 million shares of the Company's non-voting Class C Common Stock ("ABC Stock") and warrants to purchase 750,000 shares of Class C Common Stock ("ABC Warrants"). The ABC Stock and ABC Warrants were repurchased on October 4, 1996 (see Stock Repurchases below).

On December 30, 1992, the Company instituted an Incentive Stock Grant Program ("Program"). In August 1994, the Company granted 106,500 shares for 1993 awards and charged $2.0 million to operations in the third quarter of 1994 based on the initial public offering price for the Company's Class A Common Stock. The Company issued another 106,500 shares for 1994 awards concurrent with the closing of the offering and charged $2.0 million to operations in the fourth quarter of 1994 based on the initial public offering price.

In addition to the Program discussed above, in March 1994, the Company issued 107,920 shares of Class B Common Stock to two officers in connection with their employment arrangements. The Company charged $2.1 million to operations in the first quarter of 1994 based on the initial public offering price for the Company's Class A Common Stock.

On May 22, 1995, the Company adopted the Young Broadcasting Inc. 1995 Stock Option Plan ("1995 Stock Option Plan") and terminated the Program.

On October 4, 1996, the Company completed an additional public offering of its Class A Common Stock, (the "Offering"). The Offering included 5,250,000 shares sold by the Company and 2,111,398 shares sold by selling stockholders of the Company. The net proceeds to the Company of $162.9 million were used to pay down $20.0 million under the Senior Credit Facility, repurchase the ABC Stock and ABC Warrants for $54.8 million (see paragraph below), and $1.1 million of other related expenses. The Company used the remaining net proceeds, approximately $87.0 million, to partially finance the KCAL-TV acquisition.

The terms of the Senior Credit Facility and the Indentures relating to the Company's outstanding Senior Subordinated Notes (the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Senior Credit Facility, the Company is not permitted to pay any dividends on its Common Stock unless the total debt/operating cash flow ratio is less than 5.5x and the aggregate amount of all dividends does not exceed $20.0 million. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceed of the sale by the Company of additional capital stock. At December 31, 1996, under the terms of the Senior Credit Facility, the Company could not have paid any dividend.

STOCK OPTION PLANS
------------------
At December 31, 1996, the Company has reserved 13,600 shares of its Class A Common Stock and 1,244,526 shares of Class B Common Stock in connection with stock options.

The Company established a Directors Option Plan for its non-employee directors as part of their compensation. Under this plan, each of the current directors received an option to acquire 1,000 shares of Class A Common Stock on or before December 1, 1999 at a purchase price of $20.70 per share (such price being 120% of the closing price of the Company's stock on December 1, 1994, the initial grant date for these options).

The 1995 Stock Option Plan was adopted to provide incentives for independent directors, officers and employees. It may be administered by either the entire Board of Directors of the Company or a committee consisting of two or more members of the Board, each of whom is a disinterested person. The Board of Directors or committee, as the case may be, is to determine, among other things, the recipients of grants, whether a grant will consist of incentive stock options ("ISOs"), non-qualified stock options or stock appreciation rights ("SARs") (in tandem with an option or free-standing) or a combination thereof, and the number of shares to be subject to such options. ISOs may be granted only to officers and key employees of the Company and its subsidiaries. Non-qualified stock options and SARs may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company.

The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. Subject to stockholder approval at the 1997 Annual Meeting of Stockholders, the total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 1,254,126. As of December 31, 1996, non-qualified and incentive stock options for an aggregate of 1,106,188 shares at various prices from $19.75 to 30.75 have been granted to various individuals, including various executive officers. Operating results for 1995 were charged $366,094 in connection with the non-qualified options. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

The Company regularly contributed Class A Common Stock into its defined contribution plan (see Note 10) for the years ended 1994, 1995 and 1996.

Those directors who are not also employees of the Company receive as an annual retainer five-year options, having a fair market value exercise price, to purchase 1,200 shares of Class A Common Stock, and also receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended. Nonemployee directors also receive, upon becoming a director, a five-year option to purchase up to 1,000 shares of Class A Common Stock at an exercise price equal to 120% of the quoted price on the date of grant. No other directors are compensated for services as a director.

Under the Company's stock option plans, independent directors, officers and employees may be granted options to purchase the Company's stock at no less than the fair market value on the date of the option grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1995 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                   1995       1996
                                                   ----       ----
                                        (in thousands, except per share amounts)

Net (loss) income - as reported                   $(6,591)     $905

Net (loss) income - pro forma                     $(9,057)     $(1,274)

Net (loss) income per common share-as reported    $(0.61)      $0.08

Net (loss) income per common share-pro forma      $(0.82)      $(0.11)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

            Expected dividend yield              0
            Expected stock price volatility      25%
            Risk-free interest rate:
                      1995                       7.45%
                      1996                       5.92%
            Expected life of options   5 years

The weighted average fair value of options granted during 1995 and 1996 was $6.98 and $10.41, respectively.

Changes during 1995 and 1996 in stock options are summarized as follows:

                                              Stock
                                             Options       Weighted Average
                                           Outstanding     Exercise Average
                                           -----------     ----------------

Outstanding at December 31, 1994               -           $    -
    Granted                                    668,825        19.80
                                               -------

Outstanding at December 31, 1995               668,825        19.80
    Granted                                    475,400        30.67
    Exercised                                 (15,874)        19.75
    Forfeited                                 (12,563)        19.75
                                              --------
Outstanding at December 31, 1996            1,115,788      $  24.45
                                             =========

Options for 93,137 shares and 446,937 shares were exercisable at December 31, 1995 and 1996, respectively.

Exercise prices for options outstanding at December 31, 1996 range from a minimum of approximately $19.75 per share to a maximum of approximately $34.00 per share. The average remaining maximum term of options outstanding is approximately ten years.

     STOCK REPURCHASES
     -----------------

On December 15, 1995, the Company reached an agreement with J.P. Morgan Capital Corporation to repurchase 138,008 shares and 285,251 shares of the Company's Class A and C Common Stock, respectively for approximately $11.1 million. On December 31, 1995, the Company repurchased 26,625 shares of Class A and 285,251 shares of Class C Common Stock for an aggregate price of $8.2 million. The remaining 111,383 shares of Class A Common Stock were repurchased on January 3, 1996 for an aggregate purchase price of $2.9 million.

The Company repurchased 1.5 million shares of the Company's Class C Common Stock (the "ABC Stock") and warrants to purchase 750,000 shares of such Class C Common Stock (the "ABC Warrants") from

Capital Cities/ABC, Inc., a wholly owned subsidiary of Disney, concurrently with the closing of the Offering. The Company repurchased the ABC Stock at a per share price equal to the difference between the public offering price per share ($32.50) of the Class A Common Stock, less the underwriting discount per share. The Company repurchased the ABC Warrants at a per share price equal to the difference between the public offering price per share of the Class A Common Stock and the per share exercise price of the ABC Warrants ($22.80), plus $2, less one-half of the underwriting discount per share.

9. INCOME TAXES

At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $148.0 million expiring at various dates through 2011. The availability of NOL carryforwards to offset future income is subject to limitations imposed by Internal Revenue Code Section 382 as a result of an ownership change which occurred on November 14, 1994. Under these limitations, the Company may utilize up to $8.9 million per year of the pre-ownership change NOLs to offset future taxable income. Approximately $20.0 million of the $148.0 million NOL is not subject to the Section 382 limitation since it was generated after the ownership change. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                         1995           1996
                                                  -------------- ---------------
Deferred tax assets:
        Fixed Assets                                $    13,070      $  -
        Accounts Receivable                             314,000         884,000
        Intangibles                                   4,694,298         -
        Other                                            82,759         221,591
        NOL Carryforwards                            56,908,668      59,295,496
Less: Valuation allowance                           (61,861,391)    (60,401,087)
                                                  -------------- ---------------
        Total deferred tax assets                   $   151,404          -
                                                  -------------- ---------------

Deferred tax liabilities:
        Fixed Assets                                $   -           $   410,113
        Intangibles                                     -            71,268,168
        Other                                           151,404          49,580
                                                  -------------- ---------------
         Total deferred tax liabilities                 $151,404      71,727,861
                                                  -------------- ---------------
                                                  -------------- ---------------
Net deferred tax liabilities                        $   -          $(71,727,861)
                                                  ============== ===============

Based upon the standards set forth in Statement No. 109, the benefit of $60.4 million for the above deferred tax asset has been offset by a valuation allowance.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution plans ("Plan") which provide retirement benefits for all eligible employees. Adam Young Inc. employees also participate in this Plan (see Note 12). The Plan participants may make pretax contributions from their salaries up to the maximum allowed by the Internal Revenue Code.

For the year ended December 31, 1994, the Company accrued a non-matching stock contribution (21,696 shares of Class A Common Stock) equal to 3% of eligible employee compensation amounting to $472,000. The Company effected such contributions by issuing the shares on March 14, 1995.

For the year ended December 31, 1995, the Company accrued a non-matching contribution (27,685 shares of Class A Common Stock) equal to 3% of eligible employee compensation amounting to $729,000. The Company effected such contributions by issuing the shares on January 5, 1996.

For the year ended December 31, 1996, the Company accrued a non-matching contribution (28,481 shares of Class A Common Stock) equal to 3% of eligible employee compensation amounting to approximately $833,000. The Company effected such contributions by issuing the shares on January 10, 1997.

On January 1, 1997, the Company adopted and established a matching stock plan ("Matching Plan"). According to the Matching Plan, the Company will contribute one-half of every dollar a participant contributes, up to the first 3% of the participant's pay.

11. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next three years. At December 31, 1995 and 1996, the net amount of property and equipment recorded under capital leases was $167,000 and $1,488,000 respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next six years. These leases generally contain renewal options for periods up to five years and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1996 are as follows:

                                            CAPITAL LEASES     OPERATING LEASES
                                         ---------------------------------------
                                                    (in thousands)

Year ending December 31:

  1997                                       $     803          $     2,144
  1998                                             514                1,745
  1999                                             160                  691
  2000                                              -                   600
  2001                                              -                   616
  Thereafter                                        -                   428
                                          --------------------------------------
Total minimum lease payments                 $   1,477          $     6,224
                                          ======================================

See Note 12 regarding sublease income from a related party.

12. RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Adam Young Inc. (a company owned by certain stockholders of the Company) whereby Adam Young Inc. will provide national sales representation for the Company's television stations. In return, Adam Young Inc. is paid a commission which approximated $2.6 million, $3.8 million, and $4.3 million for 1994, 1995, and 1996, respectively. The Company believes that the commissions they pay Adam Young Inc. are equal to rates that they would have paid to other third party national sales representatives.

At December 31, 1995 and 1996, the Company had accrued commissions payable of $266,000 and $718,000, respectively, to Adam Young Inc.

During 1990, the Company began subleasing to Adam Young Inc. certain office space together with furnishings and equipment under an agreement which expires in the year 2000. The lease is accounted for under the operating method. The Company pays real estate taxes and maintenance while insurance is paid for by Adam Young Inc. The cost of the leasehold improvements, furnishings, and equipment subject to the sublease approximated $1.2 million, and related accumulated depreciation and amortization approximated $923,000 and $979,000 at December 31, 1995 and 1996, respectively. The rent charged to Adam Young Inc. exceeds the Company's cost of such facilities and improvements.

The Company received lease income payments in connection with the aforementioned sublease arrangement of $551,000, $537,000, and $554,000 during 1994, 1995 and
1996, respectively.

The approximate minimum noncancelable lease payments to be received for each of the years subsequent to December 31, 1996 if the Company does not recapture any of the subleased space and improvements as permitted under the sublease are as follows: 1997, $612,000; 1998, $632,000; 1999, $632,000; 2000, $448,000; 2001
$78,000 and thereafter $39,000.

During 1994 and 1995, the Company made loans to certain executive officers and other employees of the Company to satisfy the federal tax withholding requirements related to non-cash compensation paid in the form of shares of the Company's Class B Common Stock. Such shares include shares issued pursuant to the Program in August 1994 and November 1994 and shares issued in March 1994 as part of the compensation under employment arrangements (see Note 8). The aggregate amount of such loans outstanding, including accrued interest at December 31, 1996 was approximately $1.7 million. The principal amount of the loans will bear interest, payable annually, at the rate of 7.21%. The loans are secured by each employee's shares of common stock and the principal is payable in five equal annual installments between 1995 and 1999.

On November 8, 1995, the Board of Directors approved a loan forgiveness program (the "Loan Forgiveness Program") for the payment that was due in 1995 and in subsequent years. Under this program, participants that chose to participate will have their annual installments forgiven over the year following the scheduled payment date at the rate of one twelfth per month, as long as the employee continues to be employed by the Company.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes the Company's results of operations for each quarter of 1996 and 1995 (in thousands, except per share amounts). The (loss) income per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly (loss) income per common share amounts may not equal the (loss) income per common share for the year.


                                         First        Second     Third       Fourth
                                         Quarter      Quarter    Quarter     Quarter
                                         -------      -------    -------     -------
                                        (in thousands, except per share amounts)
1996
Net revenues                         $   27,699    $   36,060  $   35,387  $   55,197
Operating income                          5,462        11,977       9,403      15,640
Net (loss) income before
   extraordinary item                   (3,338)         1,877     (1,043)       3,409
Net (loss) income                       (3,338)         1,877     (1,043)       3,409
Net (loss) income per common share   $   (0.32)    $     0.17  $   (0.10)  $     0.24

1995
Net revenues                        $    26,973     $  32,371  $  29,593   $   33,593
Operating income                          5,288        10,941      8,615       10,567
Net (loss) income before
   extraordinary item                   (2,665)         2,949        251        1,999
Net (loss) income                       (2,665)        (6,176)       251        1,999
Net (loss) income per common share  $    (0.25)     $   (0.57)  $   0.02   $     0.18


The results for the second quarter of 1995 include an extraordinary loss of approximately $9.1 million ($0.84 per share) related to the early extinguishment of debt (See Note 5).

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                            YOUNG BROADCASTING INC.


          COLUMN A                  COLUMN B                          COLUMN C                        COLUMN D         COLUMN E
          --------                  --------                                                          --------         --------
                                                    ---------------------------------------------
                                                                     ADDITIONS

                                                    ---------------------------------------------
                                BAL. AT BEGINNING        CHARGED TO             CHARGED TO                            BAL. AT END
         DESCRIPTION                OF PERIOD        COSTS AND EXPENSES     OTHER ACCOUNTS (1)     DEDUCTIONS (2)      OF PERIOD
         -----------                ---------        ------------------     ------------------     --------------      ---------
Year ended December 31, 1994:
     Deducted from asset accounts:
         Allowance for doubtful
           accounts...............   $373,000              249,000                216,000              173,000          $665,000
Year ended December 31, 1995
     Deducted from asset accounts:
        Allowance for doubtful
          accounts................   $665,000              751,000                   -                 631,000          $785,000
Year ended December 31, 1996
     Deducted from asset accounts:
         Allowance for doubtful
           accounts...............   $785,000              492,000               1,429,000             496,000        $2,210,000

-------
(1) Amount relates to Acquired Stations
(2) Write-off of uncollectible accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders (the "1996 Proxy Statement"), which is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION.

    Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1996 Proxy Statement, which is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement, which is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information called for by Item 13 is set forth under the heading "Election of Directors--Certain Transactions" in the 1996 Proxy Statement, which is incorporated herein by this reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 49 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

    (b) The Company filed the following report on Form 8-K during the fourth quarter of the year ended December 31, 1996:

    Current Report on Form 8-K dated October 4, 1996 reporting the completion of the Offering.

                                    EXHIBITS
Exhibit
Number  Exhibit Description
------  -------------------

3.1(a)  Restated Certificate of Incorporation of the Company*
3.1(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company**
3.2     Second Amended and Restated By-laws of the Company*
3.3     Certificate of Incorporation of Young Broadcasting of La Crosse, Inc.*
3.4     By-laws of Young Broadcasting of La Crosse, Inc.*
3.5     Certificate of Incorporation of Young Broadcasting of Lansing, Inc.*
3.6     By-laws of Young Broadcasting of Lansing, Inc.*
3.7     Certificate of Incorporation of Young Broadcasting of Albany, Inc.*
3.8     By-laws of Young Broadcasting of Albany, Inc.*
3.9     Certificate of Incorporation of Winnebago Television Corporation*
3.10    By-laws of Winnebago Television Corporation*
3.11    Certificate of Incorporation of Young Broadcasting of Nashville, Inc.*
3.12    By-laws of Young Broadcasting of Nashville, Inc.*
3.13    Certificate of Incorporation of YBT, Inc.*
3.14    By-laws of YBT, Inc.*
3.15    Certificate of Limited Partnership of WKRN, L.P.*
3.16    Agreement of Limited Partnership of WKRN, L.P.*
3.17    Certificate of Incorporation of Young Broadcasting of Louisiana, Inc.*
3.18    By-laws of Young Broadcasting of Louisiana, Inc.*
3.19    Certificate of Incorporation of LAT, Inc.*
3.20    By-laws of LAT, Inc.*
3.21    Certificate of Limited Partnership of KLFY, L.P.*
3.22    Agreement of Limited Partnership of KLFY, L.P.*
3.23    Certificate of Incorporation of Young Broadcasting of Knoxville, Inc.*
3.24    By-laws of Young Broadcasting of Knoxville, Inc.*
3.25    Certificate of Incorporation of YBK, Inc.*
3.26    By-laws of YBK, Inc.*
3.27    Certificate of Limited Partnership of WATE, L.P.*
3.28    Agreement of Limited Partnership of WATE, L.P.*
3.29    Certificate of Incorporation of Young Broadcasting of Richmond, Inc.*
3.30    By-laws of Young Broadcasting of Richmond, Inc.*
3.31    Certificate of Incorporation of Young Broadcasting of Green Bay, Inc.*
3.32    By-laws of Young Broadcasting of Green Bay, Inc.*
3.33    Certificate of Incorporation of Young Broadcasting of Davenport, Inc.**
3.34    By-laws of Young Broadcasting of Davenport, Inc.**
3.35    Certificate of Incorporation of Young Broadcasting of Sioux Falls, Inc.
3.36    By-laws of Young Broadcasting of Sioux Falls, Inc.
3.37    Certificate of Incorporation of Young Broadcasting of Rapid City, Inc.
3.38    By-laws of Young Broadcasting of Rapid City, Inc.
3.39    Certificate of Incorporation of Young Broadcasting of Los Angeles, Inc.
3.40    By-laws of Young Broadcasting of Los Angeles, Inc.
3.41    Certificate of Incorporation of Fidelity Television, Inc.
3.42    By-laws of Fidelity Television, Inc.
9.1(a) Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees*

9.1(b) Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement* 9.1(c) Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement** 9.1(d) Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement** 9.1(e) Amendment No. 4, dated as of September 11, 1996, to Voting Trust
        Agreement
9.1(f) Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement 9.1(g) Voting Trust Agreement, dated October 1, 1996, between Adam Young, and
        Vincent Young as trustee
10.1 Subscription and Shareholders Agreement, dated May 26, 1988, between the Company and Ronald J. Kwasnick*
10.2(a) Employment Agreement, dated as of March 1, 1993, between the Company and
        James A. Morgan*
10.2(b) Amendment, dated as of March 27, 1995, effective as of February 15,
        1995, to Employment Agreement, dated as of March 1, 1993, between the Company and James A. Morgan***
10.3 Operating Agreement, dated December 29, 1989, between WKRN, L.P. and Young Broadcasting of Nashville, Inc.*
10.4 Operating Agreement, dated December 29, 1989, between KLFY, L.P. and Young Broadcasting of Louisiana, Inc.*
10.5 Operating Agreement between WATE, L.P. and Young Broadcasting of Knoxville, Inc.*
10.6(a) Sublease, dated March 30, 1990, between the Company, as Sublessor, and
        Adam Young Inc.*
10.6(b) First Amendment to Sublease, dated January 14, 1997
10.7 Agreement, dated July 1, 1991, between Adam Young Inc. and Young Broadcasting of Albany, Inc. (Agreement filed hereunder is representative of five other substantially similar agreements. See Schedule filed with this Exhibit)*
10.8 Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)*
10.9    Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and
        ABC*
10.10 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of La Crosse, Inc. and CBS*
10.11   Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and
        CBS*
10.12 Affiliation Agreement, dated May 17, 1995, between Winnebago Television Corporation and ABC**
10.13 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS*
10.14 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC*
10.15   Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and
        ABC*
10.16 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC*
10.17 Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC**
10.18 Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)****
10.19(a) Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company*
10.19(b)  First Amendment to Lease, dated January 14, 1997

10.20(a) Master Equipment Lease Agreement, dated May 31, 1990, between First Chicago Leasing Corporation and Young Broadcasting of Albany, Inc.*
10.20(b)  Lease Supplement No. 1, dated May 31, 1990*
10.20(c)  Lease Supplement No. 2, dated August 24, 1990*
10.20(d)  Guaranty of the Company*
10.21(a) Master Equipment Lease Agreement, dated May 31, 1990, between First Chicago Leasing Corporation and Young Broadcasting of Nashville, Inc.*
10.21(b)  Supplement No. 1, dated May 31, 1990*
10.21(c)  Supplement No. 2, dated August 24, 1990*
10.21(d)  Guaranty of the Company*
10.22(a)  Credit Agreement for the Senior Credit Facility
10.22(b)  Amendment No. 1 to Credit Agreement
10.23 Asset Purchase and Sale Agreement, dated as of July 31, 1995, between the Company and Broad Street Television, L.P. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)**
10.24 Asset Purchase and Sale Agreement, dated as of January 11, 1996, between the Company and MidContinent Television of South Dakota, Inc. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)*****
10.25 Acquisition Agreement, dated as of May 10, 1996, among the Company, KCAL Broadcasting, Inc., KCAL-TV, Inc. and Disney Enterprises, Inc. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)****
10.26 Subscription Agreement, dated October 10, 1994, between ABC and the Company with the form of Warrant to be issued to ABC and the form of Registration Rights Agreement attached thereto*
10.27 Indenture, dated November 14, 1994, among the Company, the Subsidiary Guarantors and The First National Bank of Boston, as Trustee, relating to the November 1994 Notes*
10.28 Indenture, dated June 1, 1995, among the Company, the Subsidiary Guarantors and The First National Bank of Boston, as Trustee, relating to the June 1995 Notes**
10.29 Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as Trustee, relating to the January 1996 Notes*****
10.30   Young Broadcasting Inc. 1995 Stock Option Plan***
10.31 Purchase Agreement, dated June 6, 1995, among the Company, the Subsidiary Guarantors and BT Securities Corporation and J.P. Morgan Securities Inc.**
10.32 Registration Rights Agreement, dated as of June 12, 1995, among the Company, the Subsidiary Guarantors and BT Securities Corporation and J.P. Morgan Securities Inc.**
10.33 Purchase Agreement, dated January 6, 1996, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.*****
10.34 Registration Rights Agreement, dated as of June 12, 1995, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.*****
10.35 Agreement, dated as of September 3, 1996, between the Company and Disney relating to the ABC Repurchase****
11.1    Statement re computation of per share earnings
18.1    Letter of Ernst & Young LLP regarding change in accounting principles*
21.1    Subsidiaries of the Company
27.1    Financial Data Schedule

--------------------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.

** Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 33-94192, under the Securities Act of 1933 and incorporated herein by reference.

*** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 under the Securities Exchange Act of 1934 and incorporated herein by reference.

**** Filed as an Exhibit to the Company's Registration Statement on Form S-3, Registration No. 333-06241, under the Securities Act of 1933 and incorporated herein by reference.

***** Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-2466, under the Securities Act of 1933 and incorporated herein by reference.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YOUNG BROADCASTING INC.


Date:  March 21, 1997                By  /s/ Vincent J. Young
                                         ----------------------------
                                         Vincent J. Young
                                           Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES              TITLE                DATE
      ----------              -----                ----

/s/ Vincent J. Young
------------------------
    Vincent J. Young          Chairman and Director             March 21, 1997
                              (principal executive officer)

/s/ Adam Young
------------------------
    Adam Young                Treasurer and Director            March 21, 1997


/s/ James A. Morgan
------------------------
    James A. Morgan           Executive Vice President and      March 21, 1997
                              Chief Financial Officer
                              (principal financial officer and
                              principal accounting officer)

/s/ Ronald J. Kwasnick
------------------------
    Ronald J. Kwasnick        President and Director            March 21, 1997


/s/ Bernard F. Curry
------------------------
    Bernard F. Curry          Director                          March 21, 1997


/s/ Alfred J. Hickey, Jr.
------------------------
    Alfred J. Hickey, Jr.     Director                          March 21, 1997


/s/ Leif Lomo
------------------------
    Leif Lomo                 Director                          March 21, 1997


/s/ Michael S. Willner
------------------------
    Michael S. Willner        Director                          March 21, 1997