Form 10-Q
period 1997-03-31
YOUNG BROADCASTING INC /DE/
filed 1997-05-14
CIK 929144

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER:
     MARCH 31, 1997                                     0-25042


                            YOUNG BROADCASTING INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                        13-3339681
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

                                    X
                                Yes____  No____

                          ____________________________

     Number of shares of  Common Stock outstanding as of April 30, 1997:
12,133,608 shares of Class A Common Stock, and 2,017,230 shares of Class B Common Stock.

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I                                                       Page
                                                             ----
Item 1. Financial Statements.

     Consolidated Balance Sheets as of December 31, 1996
      and March 31, 1997...................................  2

     Consolidated Statements of Operations for the Three
      Months Ended March 31,
     1996 and 1997.........................................  3

     Consolidated Statements of Stockholders' Equity for
      the Three Months Ended
               March 31, 1997..............................  4

     Consolidated Statements of Cash Flows for the Three
      Months Ended
     March 31, 1996 and 1997...............................  5

     Notes to Consolidated Financial Statements............  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............  7

Part II.

Item 6. Exhibits and Reports on Form 8-K...................  14

Signatures.................................................  15


ITEM 1. FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           December 31,     MARCH 31,
                                              1996*            1997
                                        -------------------------------
ASSETS                                                     (UNAUDITED)

Current assets:
Cash and cash equivalents                 $   7,004,744   $   2,177,605
Trade accounts receivable, less
 allowance for doubtful accounts of
 $2,210,000 in 1996 and $2,028,000
 in 1997                                     60,152,494      50,910,491
Current portion of program license
 rights                                      21,678,077      14,665,232
Prepaid expenses                              2,244,590       3,517,442
                                          -----------------------------
Total current assets                         91,079,905      71,270,770
                                          -----------------------------

Property and equipment, net                 147,301,955     141,586,059
Program license rights, excluding
 current portion                              2,436,121       2,198,857
Deposits and other assets                     1,497,799       1,518,563
Broadcasting licenses and other
 intangibles, less accumulated
 amortization of $73,462,193 in 1996 and
 $78,108,345 in 1997                        624,074,518     619,629,238
Deferred charges less accumulated
 amortization of $4,338,888 in 1996 and
 $5,285,506 in 1997                          26,760,865      26,072,828
                                          -----------------------------
TOTAL ASSETS                              $ 893,151,163   $ 862,276,315
                                          =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                   $  23,392,064   $  16,700,528
 Accrued expenses                            19,162,107      15,575,630
 Current installments of program
  license liability                          17,312,771      12,475,543
 Current installments of long-term debt      10,870,873       2,897,460
 Current installments of obligations
  under capital leases                          802,851         598,016
                                          -----------------------------
Total current liabilities                    71,540,666      48,247,177

Program license liability, excluding
 current installments                         2,403,121       1,516,233
Long-term debt, excluding current
 installments                               666,578,324     664,623,463
Deferred taxes and other liabilities         72,124,829      72,118,191
                                          -----------------------------
Total liabilities                           812,646,940     786,505,064
                                          -----------------------------

Stockholders' equity:
Class A Common Stock, $.001 par value.
 Authorized 20,000,000 shares; issued
 and outstanding 12,208,127 shares at
 1996 and 12,241,608 at 1997                     12,209          12,242
Class B Common Stock, $.001 par value.
 Authorized 20,000,000 shares; issued
 and outstanding 2,022,230 shares at
 1996 and 2,017,230 at 1997                       2,022           2,017
Additional paid-in capital                  233,190,382     234,023,424
Accumulated deficit                        (152,700,390)   (158,266,432)
                                          -----------------------------
Total stockholders' equity                   80,504,223      75,771,251
                                          -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $ 893,151,163   $ 862,276,315
                                          =============================

*Derived from the audited Financial Statements for the year ended December 31, 1996

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                        Three Months ended March 31,
                                                 1996           1997
                                        ----------------------------

Net operating revenue                     $27,699,023   $ 61,278,958
                                        ----------------------------

Operating expenses                          6,802,347     15,768,630
Amortization of program license rights      1,754,416     10,448,451
Selling, general and administrative         6,431,305     11,109,098
 expenses
Depreciation and amortization               6,164,052     12,139,886
Corporate overhead                          1,084,510      1,534,861
Non-cash compensation                               -        240,030
                                        ----------------------------
Operating income                            5,462,393     10,038,002
                                        ----------------------------

Interest income                               924,936        103,337
Interest expense                           (9,697,839)   (15,557,012)
Other expense, net                            (27,936)      (150,369)
                                        ----------------------------
                                           (8,800,839)   (15,604,044)
                                        ----------------------------
Net loss                                  $(3,338,446)  $ (5,566,042)
                                        ============================


Net loss per common share                      $(0.32)        $(0.39)
                                        ============================

Weighted average shares                    10,466,634     14,255,673
                                        ============================




See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                  (Unaudited)





                                                       COMMON STOCK                 ADDITIONAL                      TOTAL
                                        -----------------------------------------    PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                            CLASS A       CLASS B      CLASS C       CAPITAL        DEFICIT         EQUITY
                                        ------------------------------------------------------------------------------------

Balance at December 31, 1996............       $12,209      $2,022             -   $233,190,382  ($152,700,390)  $80,504,223

    Contribution of shares into
     Company's
      defined contribution plan.........            28           -             -        833,042              -       833,070

    Conversion of Class B Common Stock
       to Class A Common Stock..........             5          (5)                           -              -             -

    Net loss for March 31, 1997.........             -           -             -              -     (5,566,042)   (5,566,042)
                                        ------------------------------------------------------------------------------------
Balance at March 31, 1997...............       $12,242      $2,017   $-            $234,023,424  ($158,266,432)  $75,771,251
                                        ====================================================================================




          See accompanying notes to consolidated financial statements

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           Three Months ended March 31,
                                               1996            1997
                                        -------------------------------
OPERATING ACTIVITIES
Net loss                                    $ (3,338,446)  $ (5,566,042)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation and amortization of
  property and equipment                       3,369,717      6,547,116
 Amortization of program license rights        1,754,416     10,448,451
 Amortization of broadcasting licenses,
  other intangibles and deferred charges       2,794,335      5,592,770
 Non-cash compensation                                 -        240,030
 Non-cash interest expense on
  outstanding indebtedness                        91,980         71,726
 Deferred acquisition and debt
  refinancing costs incurred                  (3,125,000)             -
 Decrease in trade accounts receivable         5,957,465      9,377,925
 Increase in prepaid expenses                     (1,335)    (1,409,396)
 Decrease in trade accounts payable             (468,538)    (4,946,851)
 Increase (decrease) in accrued expenses       1,856,848     (2,993,437)
Net cash provided by operating          -------------------------------
 activities                                    8,891,442     17,362,292
                                        -------------------------------

INVESTING ACTIVITIES
Capital expenditures                            (718,460)      (831,220)
Decrease (increase) in deposits and
 other assets                                     80,216        (20,764)
Increase in broadcast licenses and
 other  intangibles                                    -       (200,249)
                                        -------------------------------
Net cash used in investing activities           (638,244)    (1,052,233)
                                        -------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public
 subordinated debt                           125,000,000              -
Principal payments on long-term debt         (49,764,798)   (10,000,000)
Deferred acquisition and debt
 refinancing costs incurred                     (861,522)      (258,582)
Repurchase of Class A Common Stock            (2,923,804)             -
Principal payments under capital lease
 obligations                                     (12,952)      (211,473)
Payments on programming license
 liabilities                                  (1,855,125)   (10,667,143)
Net cash provided by (used in)          -------------------------------
 financing activities                         69,581,799    (21,137,198)
                                        -------------------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             77,834,997     (4,827,139)
Cash and cash equivalents at beginning
 of year                                       3,425,633      7,004,744
                                        -------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31       $ 81,260,630   $  2,177,605
                                        ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Interest paid                               $  6,804,156   $ 18,200,882
Income taxes paid                           $    -         $          -


See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (four with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  ADOPTION OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's consolidated financial position or results of operations.

3. SUBSEQUENT EVENTS

On April 14, 1997, the Company announced that its Board of Directors had approved the initiation of an ongoing stock buyback program for up to $20 million of the Company's Class A Common Stock. As of April 30, 1997, the Company had repurchased and retired 108,000 shares at an approximate cost of $2.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the company's annual gross revenue is generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising, and, on national advertising, the stations also pay commissions to the national sales representative.

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

     "Broadcast cash flow" is defined as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The following table sets forth certain operating data for the quarters ended March 31, 1996 and 1997:

                                           Quarter  Ended March 31
                                              1996         1997
                                          ------------  -----------
                                            (dollars in thousands)
Operating Income........................      $ 5,462     $ 10,038
Add:
 Amortization of Program License Rights.        1,754       10,448
 Depreciation and Amortization..........        6,164       12,140
 Corporate Overhead.....................        1,085        1,535
 Non-Cash Compensation..................            -          240
Less:
 Payments for Program License
  Liabilities...........................       (1,855)     (10,667)
                                        --------------------------
Broadcast Cash Flow.....................      $12,610     $ 23,734
                                        ==========================

TELEVISION REVENUES

     Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                       Quarter Ended March 31,
                                 1996                     1997
                       ------------------------  ---------------------
                           Amount          %        Amount      %
                       -----------   ----------     ------  ----------
                                      (dollars in thousands)
Revenues
   Local.............    $17,295       53.7      $  46,065      64.1
   National..........     10,867       33.7         20,947      29.2
   Network...........      2,601        8.1          3,120       4.3
   Political.........        399        1.2            396       0.6
   Production/Other..      1,080        3.3          1,283       1.8
                         -------      -----      ---------     -----
     Total...........     32,242      100.0         71,811     100.0

Commissions..........     (4,543)     (14.1)      ( 10,532)    (14.7)
                         -------      -----      ---------     -----

Net Revenue..........    $27,699       85.9      $  61,279      85.3
                         =======      =====      =========     =====

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     The following historical financial information for the quarter ended March 31, 1997 includes the results of KCAL-TV, Los Angeles, California (acquired on November 23, 1996),

KWQC-TV, Davenport, Iowa (acquired on April 15, 1996), and KELO-TV, Sioux Falls, South Dakota (acquired on May 31, 1996). The operating results for the quarter ended March 31, 1996 do not include the acquired stations.

     Net revenues for the quarter ended March 31, 1997 were $61.3 million, an increase of $33.6 million, or 121.3%, compared to $27.7 million for the quarter ended March 31, 1996, with the acquired stations accounting for $33.1 million of such increase. Improvement in various local market economies led to an increase in the Company's gross local revenue at the nine original stations of 4.4%, while gross national was slightly up for 1997 compared to the same quarter in 1996.

     Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 1997 were $26.9 million, compared to $13.2 million for the quarter ended March 31, 1996, an increase of $13.7 million, or 103.8%, with the acquired stations accounting for approximately all of such increase.

     Amortization of program license rights for the quarter ended March 31, 1997 was $10.5 million, compared to $1.8 million for the quarter ended March 31, 1996, an increase of $8.7 million, with the acquired stations accounting for approximately all of such increase.

     Depreciation of property and equipment and amortization of intangible assets was $12.1 million, compared to $6.2 million for the same quarter in 1996, an increase of $5.9 million, or 95.2%, with the acquired stations accounting for approximately all of such increase.

     The Company made payments for program license liabilities of $10.7 million during the quarter ended March 31, 1997, compared to $1.9 million for the quarter ended March 31, 1996, an increase of $8.8 million, with the acquired stations accounting for approximately all of such increase.

     Corporate overhead for the quarter ended March 31, 1997 was $1.5 million, compared to $1.1 million for the comparable period in 1996, an increase of $450,000, or 41.5%. This increase was the result of additional personnel costs in 1997.

     Non-cash compensation was $240,000 for the quarter ended March 31, 1997. This amount represented non-cash charges for an employer-matching stock plan established January 1, 1997, included in the Company's defined contribution plan.

     Interest income for the quarter ended March 31, 1997 was $103,000, compared to $925,000 for the same period in 1996, a decrease of $822,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to finance a portion of the acquisition cost of new stations.

     Interest expense for the quarter ended March 31, 1997 was $15.6 million, compared with $9.7 million for the comparable period in 1996, an increase of $5.9 million, or 60.8%. The increase is primarily attributable to the Company's higher debt level following three station acquisitions in the second and fourth quarters of 1996.

     As a result of the factors discussed above, the net loss for the Company was $5.6 million for the quarter ended March 31, 1997, compared with a net loss of $3.3 million for the same period in 1996.

     Broadcast cash flow for the quarter ended March 31, 1997 was $23.7 million, compared with $12.6 million for the quarter ended March 31, 1996, an increase of $11.1 million, or 88.1%, with the acquired stations accounting for $10.6 million of such increase. As a result, the broadcast cash flow margin (broadcast cash flow divided by net revenues) for the quarters ended March 31, 1997 and 1996 was 39% and 46%, respectively. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL. Independent stations generally operate at lower margins than those affiliated with networks.

Pro Forma Financial Data

     The following unaudited pro forma information gives effect to the acquisitions of KWQC, KELO and KCAL (including annualized net expense reductions) as if they had been effected on January 1, 1996. The pro forma information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                                       Three Months
                                                                          Ended
                                                                    -----------------
                                                                         March 31,
                                                                 1996/(1)/          1997
                                                                 --------          -------
                                                                  (dollars in thousands)

Net Revenues (2)...........................................     61,751             61,279
Operating Expenses, Including Selling,
General and Administrative Expenses........................     26,621             26,878
Amortization of Program License Rights ....................      9,721             10,448
Depreciation and Amortization .............................     12,607             12,140
Corporate Overhead.........................................      1,160              1,535
Non-Cash Compensation Paid in Common Stock.................          -                240
                                                              ---------------------------
Operating Income...........................................    $11,642            $10,038
                                                              ===========================

Broadcast Cash Flow(3).....................................     25,244             23,734
Broadcast Cash Flow Margin.................................       40.9%              38.7%
Operating Cash Flow (4)....................................     24,084             22,199
Capital Expenditures.......................................      1,666                831

(1) Pro forma adjustments to net revenues include additional annualized network compensation payable to the Company under the new KELO affiliation agreement and a programming change at KWQC in the aggregate amount of $110,000 for the quarter ended March 31, 1996. Pro forma adjustments to net revenues also include a decrease of $143,000 for the quarter ended March 31, 1996, relating to seven sitcoms not being purchased in connection with the KCAL acquisition. Pro forma adjustments include expense reductions relating to the KWQC, KELO and KCAL acquisitions of approximately $6.6 million for the quarter ended March 31, 1996.

(2) Net revenues are total revenues net of agency and national representation commissions.

(3) "Broadcast cash flow" is defined as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reimbursement or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4) "Operating cash flow" is defined as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. The Company has included operating cash flow data because such data are commonly used by investors to measure a company's ability to service debt and will be used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures relating to the Notes. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operations and the funds available under its senior credit facility. (the "Senior Credit Facility").

     On November 15, 1996, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $500.0 million in the form of (i) a seven year reducing revolving credit facility in the amount of $200.0 million (the "Revolver Facility") and (ii) a seven year amortizing term loan facility in the amount of $300.0 million (the "Term Facility").

     The Revolver Facility has a $185.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility and have a total debt/operating cash flow ratio of less than 6.0x. As of March 31, 1997 there was $292.0 million outstanding under the Senior Credit Facility, with $185.0 million available, subject to certain conditions, for borrowing for the purpose of financing acquisitions.

     Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $20.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the Indentures relating to its senior subordinated notes (the "Indentures"), provided that the total debt/operating cash flow ratio is less than 5.5x. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures, provided that the total debt/operating cash flow ratio is less than 5.0x, or 4.5x after June 30, 2000; if the ratio exceeds such amounts, the Company will be permitted to utilize only up to $20.0 million of availability under the Sublimit. Undrawn amounts under the Revolver Facility are available to the Company for working capital requirements and general corporate purposes.

     Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 0.25% based upon a ratio under 4:1 to 2.625% based upon a 6.5:1 or greater ratio.

     Each of the Company's subsidiaries (the "Subsidiaries") has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

     The Senior Credit Facility requires the Company to maintain certain financial ratios. The Senior Credit Facility also imposes restrictions on the Company's ability to incur additional indebtedness. The Company will be permitted to incur, subject to the terms of the Indentures and satisfaction of the financial covenants of the Senior Credit Facility, unsecured subordinated debt, provided that the subordination and mandatory redemption provisions and the maturity of such indebtedness are comparable to the Company's existing senior subordinated notes and that the proceeds are used to repay the outstanding balance of the Term Facility until the Company's debt to operating cash flow ratio is less than 4.5x. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures.

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

     The Indentures impose certain limitations on the ability of the Company and certain of its Subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to its senior subordinated notes, incur liens, impose restrictions on the ability of a Subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

     A $5.0 million portion of the purchase price in connection with the November 1994 acquisitions has been deferred (having a net present value as of March 31, 1997, discounted at 11.9%, of $2.5 million) and is payable over the remaining three-year period, without interest, in equal annual installments, with the first such installment having been paid on November 14,

1995. The Company paid a $3.0 million portion of the purchase price in connection with the KELO acquisition by delivery of a promissory note, the principal amount of which will be payable in full on May 31, 1998, and which requires quarterly payments of interest accruing at the prime rate.

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

Exhibit
Number         Exhibit Description
------         -------------------

11        Statement Re Computation of Per Share Earnings.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter of the year ending December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         YOUNG BROADCASTING INC.

Date:  May 12, 1997                      By: /s/ Vincent J. Young
                                            ---------------------
                                                 Vincent J. Young
                                                 Chairman



Date:  May 12, 1997                      By: /s/ James A. Morgan
                                            --------------------
                                                 James A. Morgan
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)