Form 10-Q
period 1997-06-30
YOUNG BROADCASTING INC /DE/
filed 1997-08-11
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER:
     JUNE 30, 1997                                0-25042


                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        13-3339681
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

                         Yes     X               No____

                          ____________________________

     Number of shares of  Common Stock outstanding as of  July 31, 1997:
11,820,785 shares of Class A Common Stock, and 2,010,840 shares of Class B Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I                                                              Page
                                                                    ----
     Item 1. Financial Statements.

        Consolidated Balance Sheets as of December 31, 1996 and
         June 30, 1997.............................................  2

        Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 1996 and 1997...................  3

        Consolidated Statements of Stockholders' Equity for the
         Six Months Ended June 30, 1997............................  4

        Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1996 and 1997..............................  5

        Notes to Consolidated Financial Statements.................  6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  7

Part II.

 Item 4.  Submission of Matters to a Vote of Security Holder.......  15

 Item 6.  Exhibits and Reports on Form 8-K.........................  16

Signatures.........................................................  17

ITEM 1. FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                           December 31,      JUNE 30,
                                              1996*            1997
                                        -------------------------------
ASSETS                                                     (UNAUDITED)

Current assets:
 Cash and cash equivalents                $   7,004,744   $   3,366,681
 Trade accounts receivable, less
  allowance for doubtful accounts of
   $2,210,000 in 1996 and
    $2,301,000 in 1997                       60,152,494      59,071,480
 Current portion of program license
  rights                                     21,678,077       7,220,505
 Prepaid expenses                             2,244,590       3,350,920
                                        -------------------------------
Total current assets                         91,079,905      73,009,586
                                        -------------------------------

Property and equipment, net                 147,301,955     135,462,339
Program license rights, excluding
 current portion                              2,436,121       1,846,197
Deposits and other assets                     1,497,799       2,039,630
Broadcasting licenses and other
 intangibles, less accumulated
 amortization of $73,462,193 in 1996 and
 $82,861,585 in 1997                        624,074,518     617,426,510
Deferred charges less accumulated
 amortization of $4,338,888 in 1996 and
   $6,251,167 in 1997                        26,760,865      26,915,237
                                        -------------------------------
TOTAL ASSETS                              $ 893,151,163   $ 856,699,499
                                        ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                   $  23,392,064   $  13,309,643
 Accrued expenses                            19,162,107      18,043,653
 Current installments of program             17,312,771       6,469,187
  license liability
 Current installments of long-term debt      10,870,873         961,008
 Current installments of obligations            802,851         607,317
  under capital leases
                                        -------------------------------
Total current liabilities                    71,540,666      39,390,808

Program license liability, excluding
 current installments                         2,403,121       1,284,465
Long-term debt, excluding current
 installments                               666,578,324     674,891,641
Deferred taxes and other liabilities         72,124,829      71,970,926
                                        -------------------------------
Total liabilities                           812,646,940     787,537,840
                                        -------------------------------


Stockholders' equity:
 Class A Common Stock, $.001 par value.
  Authorized 20,000,000 shares; issued
  and outstanding 12,208,127 shares at
  1996 and 11,812,948 at 1997                    12,209          11,813

 Class B Common Stock, $.001 par value.
  Authorized 20,000,000 shares; issued
  and outstanding 2,022,230 shares at
  1996 and 2,010,840 at 1997                      2,022           2,011

 Additional paid-in capital                 233,190,382     222,201,909
 Accumulated deficit                       (152,700,390)   (153,054,074)
                                        -------------------------------
Total stockholders' equity                   80,504,223      69,161,659
                                        -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'       $ 893,151,163   $ 856,699,499
 EQUITY
                                        ===============================

*Derived from the audited Financial Statements for the year ended December 31, 1996

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                            1996           1997          1996           1997
                                                       ---------------------------------------------------------
Net operating revenue                                  $ 36,059,925   $ 71,099,925   $ 63,758,948   $132,378,883
                                                       ---------------------------------------------------------

Operating expenses                                        7,741,436     15,808,390     14,543,783     31,577,279
Amortization of program license rights                    1,880,296      9,554,052      3,634,712     20,002,503
Selling, general and administrative expenses              6,449,859     10,771,805     12,881,164     21,880,644
Depreciation and amortization                             6,909,265     11,992,523     13,073,317     24,132,409
Corporate overhead                                        1,086,563      1,582,148      2,171,073      3,117,009
Non-cash compensation                                        15,400        254,692         15,400        494,722
                                                       ---------------------------------------------------------
Operating income                                         11,977,106     21,136,315     17,439,499     31,174,317
                                                       ---------------------------------------------------------

Interest income                                             357,158         34,651      1,282,094        137,988
Interest expense                                        (10,044,415)   (15,734,578)   (19,742,254)   (31,291,590)
Other expense, net                                         (412,816)      (224,030)      (440,752)      (374,399)
                                                       ---------------------------------------------------------
                                                        (10,100,073)   (15,923,957)   (18,900,912)   (31,528,001)
                                                       ---------------------------------------------------------
Net income (loss)                                      $  1,877,033   $  5,212,358   $ (1,461,413)  $   (353,684)
                                                       =========================================================


Earnings (loss) per common share
 Primary and fully diluted
  Net income (loss)                                           $0.17          $0.37         $(0.14)        $(0.03)
                                                        ========================================================




See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                  (Unaudited)


                                                 COMMON STOCK           ADDITIONAL                         TOTAL
                                        -----------------------------     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                          CLASS A   CLASS B   CLASS C     CAPITAL         DEFICIT          EQUITY
                                        ----------------------------------------------------------------------------

Balance at December 31, 1996............  $12,209    $2,022     $    - $233,190,382   $ (152,700,390)   $ 80,504,223


    Contribution of shares into
     Company's defined contribution plan.      38         -         -     1,073,062                -       1,073,100

    Conversion of Class B Common Stock                  (11)
       to Class A Common Stock..........       11                                 -                -               -

    Exercise of common stock options....       14         -         -       276,486                -         276,500

    Repurchase and retirement of
       Class A Common Stock.............     (459)        -         -   (12,338,021)               -     (12,338,480)

    Net loss for the six months ended           -         -         -             -         (353,684)       (353,684)
     June 30, 1997
                                        ----------------------------------------------------------------------------

Balance at June 30, 1997................  $11,813    $2,011   $     -  $222,201,909    ($153,054,074)   $ 69,161,659
                                        ============================================================================

          See accompanying notes to consolidated financial statements

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                              1996            1997
                                                                                         ------------------------------
OPERATING ACTIVITIES
Net loss                                                                                 $  (1,461,413)  $    (353,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                                    7,099,937      12,820,738
  Amortization of program license rights                                                     3,634,712      20,002,503
  Amortization of broadcasting licenses, other intangibles and deferred charges              5,973,380      11,311,671
  Non-cash compensation                                                                         15,400         494,722
  Non-cash interest expense on outstanding indebtedness                                        183,976         143,452
  Loss on sale of fixed assets                                                                       -           3,011
  Deferred acquisition and debt refinancing costs incurred                                  (3,125,000)     (1,760,000)
  Decrease in trade accounts receivable                                                        808,093       1,363,028
  Increase in prepaid expenses                                                                (729,534)     (1,378,764)
  Decrease in trade accounts payable                                                          (332,672)     (6,660,109)
  Increase (decrease) in accrued expenses and other liabilities                              6,119,405        (540,076)
                                                                                         -----------------------------
Net cash provided by operating activities                                                   18,186,284      35,446,492
                                                                                         -----------------------------

INVESTING ACTIVITIES
Purchase of KWQC-TV                                                                        (57,173,000)              -
Purchase of KELO-TV                                                                        (51,281,308)              -
Capital expenditures                                                                        (1,634,703)     (2,739,049)
Decrease (increase) in deposits and other assets                                               877,756         (41,831)
Increase in broadcast licenses and other  intangibles                                                -      (1,505,444)
                                                                                         -----------------------------
Net cash used in investing activities                                                     (109,211,255)     (4,286,324)
                                                                                         -----------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public subordinated debt                                         125,000,000     200,000,000
Borrowings from working capital facility                                                    25,400,000               -
Principal payments on long-term debt                                                       (46,764,798)   (201,740,000)
Deferred acquisition and debt refinancing costs incurred                                    (1,743,280)       (307,255)
Repurchase of Class A Common Stock                                                          (2,923,804)    (12,338,480)
Proceeds from exercise of Common Stock options                                                 313,511         276,500
Principal payments under capital lease obligations                                             (24,916)       (349,437)
Payments on programming license liabilities                                                 (3,723,762)    (20,339,559)
                                                                                         -----------------------------
Net cash (used in) provided by financing activities                                         95,532,951     (34,798,231)
                                                                                         -----------------------------

NET INCREASE (DECREASE) IN CASH                                                              4,507,980      (3,638,063)
Cash and cash equivalents at beginning of year                                               3,425,633       7,004,744
                                                                                         -----------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                                     $   7,933,613   $   3,366,681
                                                                                         =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                            $  14,304,146   $  31,144,695
Income taxes paid                                                                        $     -         $  -

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

2.  ADOPTION OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's reported earnings (loss) per common share.

3.  NEW SENIOR SUBORDINATED NOTES

On June 23, 1997, the Company sold $200.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes (the "June 1997 Notes") due 2007 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Initial Purchaser") pursuant to a purchase agreement dated June 16, 1997. The Initial Purchaser subsequently resold the June 1997 Notes to qualified institutional buyers in reliance upon Rule 144A under the Securities Act of 1933.

The net proceeds of the June 1997 Notes of approximately $198.2 million after deducting the Initial Purchaser's discount, were used to repay outstanding indebtedness including accrued interest under the Company's senior credit facility.

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

The following table sets forth certain operating data for the three and six months ended June 30, 1996 and 1997:

                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30
                                              ---------------------------      ------------------------
                                                  1996          1997             1996       1997
                                                  ----          ----             ----       ----
                                                (dollars in thousands)         (dollars in thousands)
Operating Income........................        $11,977        $21,136          $17,439   $ 31,174
Add:
     Amortization of Program License              1,880          9,554            3,635     20,002
      Rights............................
     Depreciation and Amortization......          6,909         11,992           13,073     24,132
     Corporate Overhead.................          1,087          1,582            2,171      3,117
     Non-cash Compensation..............             15            255               15        495
Less:
     Payments for Program License                (1,869)        (9,673)          (3,724)   (20,340)
      Liabilities
                                               -----------------------         -------------------
Broadcast Cash Flow.....................        $19,999        $34,846          $32,609   $ 58,580
                                               =======================         ===================

TELEVISION REVENUES

Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------            --------------------------
                                                      1996                1997                 1996               1997
                                                      ----                ----                 ----               ----
                                                 AMOUNT      %       AMOUNT       %      AMOUNT      %      AMOUNT      %
                                                 ------      --      ------       --     ------      --     ------      --
                                                         (dollars in thousands)               (dollars in thousands)
Revenues
  Local......................                    $23,142     54.6   $ 52,302     62.5   $ 40,437    54.2   $ 98,367    63.2
  National...................                     14,656     34.6     26,960     32.2     25,523    34.2     47,907    30.8
  Network....................                      2,928      6.9      3,314      4.0      5,529     7.4      6,434     4.2
  Political..................                      1,062      2.5        268      0.3      1,461     2.0        664     0.4
  Production/Other                                   574      1.4        882      1.0      1,654     2.2      2,165     1.4
                                                 ------------------------------------   -----------------------------------
           Total.............                     42,362    100.0     83,726    100.0     74,604   100.0    155,537   100.0

Commissions..................                     (6,302)   (14.9)   (12,626)   (15.1)   (10,845)  (14.5)   (23,158)  (14.9)
                                                 ------------------------------------   -----------------------------------

Net Revenue..................                    $36,060     85.1   $ 71,100     84.9   $ 63,759    85.5   $132,379    85.1
                                                 ====================================   ===================================

RESULTS OF OPERATIONS

Three Months ended June 30, 1997 Compared to Three Months Ended June 30, 1996

  Actual
  -------

The following historical financial information for the three months ended June 30, 1997 includes the results of KCAL-TV, Los Angeles, California (acquired on November 22, 1996), KWQC-TV, Davenport, Iowa (acquired on April 15, 1996), and KELO-TV, Sioux Falls, South Dakota (acquired on May 31, 1996). The operating results for the three months ended June 30, 1996 include KWQC-TV and KELO-TV for seventy-six days and thirty days, respectively, and do not include KCAL-TV.

Net revenue for the three months ended June 30, 1997 was $71.1 million, an increase of $35.0 million, or 97.0%, compared to $36.1 million for the three months ended June 30, 1996, with the acquired stations accounting for $34.0 million of this increase. Gross local and national revenue for the three months ended June 30, 1997 increased 4.3% and 6.9%, respectively, compared to the same period in 1996 for the stations owned prior to the acquisitions. Network compensation increased $386,000 for the three months ended June 30, 1997, or 13.2%, with $306,000 of such increase attributable to the acquired stations.

Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 1997 were $26.6 million, compared to $14.2 million for the three months ended June 30, 1996, an increase of $12.4 million, or 87.3%, with the acquired stations accounting for $12.1 million of such increase.

Amortization of program license rights for the three months ended June 30, 1997 was $9.6 million, compared to $1.9 million for the three months ended June 30, 1996, an increase of $7.7 million, with the acquired stations accounting for all of such increase.

Depreciation of property and equipment and amortization of intangible assets was
$12.0   million for the three months ended June 30, 1997, compared to $6.9 million for the three months ended June 30, 1996, an increase of $5.1 million, or 73.9%. The increase is due principally from depreciation and amortization at the acquired stations.

The Company made payments for program license liabilities of $9.7 million during the three months ended June 30, 1997, compared to $1.9 million for the three months ended June 30, 1996, an increase of $7.8 million, with the acquired stations accounting for all of such increase.

Corporate overhead for the three months ended June 30, 1997 was $1.6 million, compared to $1.1 million for the three months ended June 30, 1996, an increase of $495,000. This increase was the result of additional personnel costs in 1997.

Interest income for the three months ended June 30, 1997 was $35,000 compared to $357,000 for the three months ended June 30, 1996, a decrease of $322,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to finance a portion of the acquisition cost of new stations.

Interest expense was $15.7 million for the three months ended June 30, 1997, compared to $10.0 million for the three months ended June 30, 1996, an increase of $5.7 million. The increase is primarily attributable to the Company's higher debt level following three station acquisitions in the second and fourth quarters of 1996.

As a result of the factors discussed above, net income was $5.2 million for the three months ended June 30, 1997, compared to a net income of $1.9 million for the three months ended June 30, 1996.

Broadcast cash flow was $34.9 million for the three months ended June 30, 1997, compared to $20.0 million for the three months ended June 30, 1996, an increase of $14.9 million, or 74.5%, primarily attributable to the acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 49.0% for the three months ended June 30, 1997, compared to 55.5% for the three months ended June 30, 1996. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL. Independent stations generally operate at lower margins than those affiliated with networks.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

  Actual
  ------

Net revenue for the six months ended June 30, 1997 was $132.4 million, an increase of $68.6 million, or 107.5%, compared to $63.8 million for the six months ended June 30, 1996, with the acquired stations accounting for $67.2 million of this increase. Gross local and national revenue for the six months ended June 30, 1997 was up 4.4% and 4.0%, respectively, as compared to the same period in 1996 for the stations owned prior to the acquisitions. Network compensation increased $905,000 for the six months ended June 30, 1997, of which $795,000 is attributable to the acquired stations.

Operating expenses, including selling and general administrative expenses, were $53.5 million for the six months ended June 30, 1997, compared to $27.4 million for the six months ended June 30, 1996, an increase of $26.1 million, or 95.3%, with the acquired stations accounting for $25.8 million of such increase.

Amortization of program license rights for the six months ended June 30, 1997 was $20.0 million compared to $3.6 million for the six months ended June 30, 1996, an increase of $16.4 million, all of which was attributed to the acquired stations.

Depreciation of property and equipment and amortization of intangible assets was $24.1 million for the six months ended June 30, 1997, compared to $13.1 million for the six months ended June 30, 1996, an increase of $11.0 million, or 84.0%. This increase is due principally from the depreciation and amortization at the acquired stations.

The Company made payments for program license liabilities of $20.3 million during the six months ended June 30, 1997, compared with payments of $3.7 million during the six months ended June 30, 1996, an increase of $16.6 million, with the acquired stations accounting for all of such increase.

Corporate overhead was $3.1 million for the six months ended June 30, 1997, compared to $2.2 million for the period ended June 30, 1996, an increase of $946,000. This increase is due to additional personnel expense.

Interest income for the six months ended June 30, 1997 was $138,000 compared to $1.3 million for the same period in 1996, a decrease of $1.1 million. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to finance a portion of the acquisition cost of new stations.

Interest expense was $31.3 million for the six months ended June 30, 1997, compared with $19.7 million for the prior year period, an increase of $11.6 million, or 58.9%. The increase in interest expense is due to the Company's higher debt level following the three station acquisitions in the second and fourth quarters of 1996.

As a result of the factors discussed above, the net loss to the Company was $354,000 for the six months ended June 30, 1997, compared with a net loss of $1.5 million for the same period in 1996.

Broadcast cash flow was $58.6 million for the six months ended June 30, 1997, compared to $32.6 million for the same period in 1996, an increase of $26.0 million, or 79.8%, of which approximately $25.0 million was generated by the newly acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 44.3% for the six months ended June 30, 1997, compared to 51.1% for the same period in 1996. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL. Independent stations generally operate at lower margins then those affiliated with networks.

  Pro Forma Financial Data
  ------------------------

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

                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           -------------------------           ---------------------------
                                                   JUNE 30,                              JUNE 30,
                                           1996 (1)            1997              1996 (1)           1997
                                           --------           -------           ---------        --------
                                            (DOLLARS IN THOUSANDS)              (DOLLARS IN THOUSANDS)
Net Revenues (2)........................   $69,677            $71,100           $131,428         $132,379
Operating Expenses, Including Selling,
 General and Administrative Expenses....    26,309             26,581             52,930           53,459
Amortization of Program License Rights..     8,430              9,554             18,151           20,002
Depreciation and Amortization...........    13,525             11,992             26,132           24,132
Corporate Overhead......................     1,161              1,582              2,321            3,117
Non-cash Compensation...................        15                255                 15              495
                                           --------------------------           -------------------------
Operating Income........................   $20,237            $21,136           $ 31,879         $ 31,174
                                           ==========================           =========================

Broadcast Cash Flow (3).................   $34,782            $34,846           $ 60,026           58,580
Broadcast Cash Flow Margin..............      49.9%              49.0%              45.7%            44.3%
Operating Cash Flow (4).................   $33,621            $33,264           $ 57,705         $ 55,463
Capital Expenditures....................   $ 3,402            $ 1,908           $  5,068         $  2,739

(1) Pro forma adjustments to net revenues include additional annualized network compensation under the new KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $69,000 and $179,000 for the three and six months ended June 30, 1996. Pro forma adjustments to net revenues also include a decrease of $446,000 and $589,000 for the three and six months ended June 30, 1996, relating to seven sitcoms not being purchased in connection with the KCAL acquisition. Pro forma adjustments include expense reductions relating to the KWQC, KELO and KCAL acquisitions of approximately $6.2 million and $12.8 million for the three and six months ended June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity are cash flow from operations and funds available under its senior credit facility (the "Senior Credit Facility").

          On November 15, 1996, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $500.0 million in the form of (i) a seven year reducing revolving credit facility in the amount of $200.0 million (the "Revolver Facility") and (ii) a seven year amortizing term loan facility in the amount of $300.0 million (the "Term Facility").

          The Revolver Facility has a $185.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility and have a total debt/operating cash flow ratio of less than 6.0x. As of June 30, 1997, there was $100.3 million outstanding under the Senior Credit Facility, with $185.0 million available, subject to certain conditions, for borrowing for the purpose of financing acquisitions.

          Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $20.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the indentures relating to its outstanding senior subordinated notes (the "Indentures"), provided that the total debt/operating cash flow ratio is less than 5.5x. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures, provided that the total debt/operating cash flow ration is less than 5.0x, or 4.5x after June 30, 2000; if the ratio exceeds such amounts, the Company will be permitted to utilize only up to $20.0 million of availability under the Sublimit. Undrawn amounts under the Revolver Facility are available to the Company for working capital requirements and general corporate purposes.

          Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 0.875% based upon a ratio under 4:1 to 2.125% based upon a 6:1 or greater ratio.

          Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries.

          The Senior Credit Facility requires the Company to maintain certain financial ratios. The Senior Credit Facility also imposes restrictions on the Company's ability to incur additional indebtedness. The Company is permitted to incur, subject to the terms of the Indentures and satisfaction of the financial covenants of the Senior Credit Facility, unsecured subordinated debt, provided that the subordination and mandatory redemption provisions and the maturity of such indebtedness are comparable to the Company's outstanding senior subordinated notes (the "Notes") and that the proceeds are used to repay the outstanding balance of the Term Facility until the Company's debt to operating cash flow ratio is less than 4.5x. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures.

          The Senior Credit Facility requires the Company to apply on April 30 of each year 50% or 75% (depending upon the level of the company's total debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year to reduce outstanding debt under the Term Facility. In addition, the Company is required to apply from the proceeds of any permitted equity issuance and certain subordinated debt issuances an amount sufficient to reduce the Company's debt ratio to specified levels. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. The Company may, subject to financial covenants of the Senior Credit Facility, sell assets constituting less than 15% of its operating cash flow.

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

          A $5.0 million portion of the purchase price in connection with the November 1994 acquisition has been deferred (having a net present value as of June 30, 1997, discounted at 11.9%, of $2.6 million) and is payable over the remaining three-year period, without interest, in equal annual installments, with two such installments having been paid on November 14, 1995 and 1996. The Company paid a $3.0 million portion of the purchase price in connection with the KELO acquisition by delivery of a promissory note, the principal amount of which will be payable in full on May 31, 1998, and which requires quarterly payments of interest accruing at the prime rate.

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


INCOME TAXES

          The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company has approximately $148.0 million of net operating loss ("NOL") carryforwards which are subject to Section 382 limitations. See Note 9 to Notes to Consolidated Financial Statements. The Company does not currently anticipate using these losses in the foreseeable future. Therefore, the NOL has not been recognized.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 5, 1997, the Company held its annual meeting of stockholders to
(i) elect seven directors of the Company to serve for a term of one year, (ii) ratify and approve the selection of independent auditors of the Company to serve until the 1998 annual meeting of stockholders, (iii) approve an amendment to the Young Broadcasting Inc. 1995 Stock Option Plan (the "Plan") to increase the total number of shares with respect to which options and stock appreciation rights may be granted thereunder and (iv) approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock, and to cancel authorized, but not outstanding, series of Preferred Stock.

          The following individuals were elected to serve as directors until the next annual meeting:

                          Vote For   Vote Withheld
                         ----------  -------------
Vincent J. Young         15,455,298         65,100
Adam Young               15,455,398         65,000
Ronald J. Kwasnick       15,455,398         65,000
Bernard F. Curry         15,455,298         65,100
Alfred J. Hickey, Jr.    15,455,398         65,000
Leif Lomo                15,455,298         65,100
Michael S. Willner       15,455,398         65,000

          Such individuals constituted the entire Board of Directors and all served as directors of the Company immediately preceding the meeting.

          The stockholders ratified and approved the selection of Ernst & Young LLP as independent auditors of the Company to serve until the 1998 annual meeting of stockholders. The result of the vote was as follows: 15,513,398 votes were for the selection and 6,000 votes were against the selection. In addition, there were 1,000 abstentions with respect to this vote.

          The stockholders approved the proposed amendment to the Plan. The result of the vote was as follows: 14,379,037 votes were for the amendment and 981,340 votes were against the amendment. In addition, there were 2,738 abstentions and 157,283 broker nonvotes with respect to this vote.

          The stockholders approved the proposed amendment to the Company's Certificate of Incorporation. The result of the vote was as follows: 10,244,985 votes were for the amendment and 3,777,353 votes were against the amendment. In addition, there were 3,208 abstentions and 1,494,852 broker nonvotes with respect to this vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.


         (a) Exhibits.

Exhibit
Number    Exhibit Description
------    -------------------

11    Statement Re Computation of Per Share Earnings.

27    Financial Data Schedule

   (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of the year ending December 31, 1997.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       YOUNG BROADCASTING INC.

Date:  August 11, 1997                 By: /s/ Vincent J. Young
                                          ---------------------
                                               Vincent J. Young
                                               Chairman



Date:  August 11, 1997                 By: /s/ James A. Morgan
                                          --------------------
                                               James A. Morgan
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)