Form 10-Q
period 1997-09-30
YOUNG BROADCASTING INC /DE/
filed 1997-11-07
CIK 929144

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                      -----------------------------------

                                   FORM 10-Q

                      -----------------------------------

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER:
        SEPTEMBER 30, 1997                                    0-25042


                            YOUNG BROADCASTING INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                               13-3339681
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

                         ----------------------------

         Number of shares of Common Stock outstanding as of October 31, 1997:
11,834,504 shares of Class A Common Stock, and 2,008,840 shares of Class B Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I                                                                      Page
                                                                            ----
         Item 1. Financial Statements.

                  Consolidated Balance Sheets as of December 31, 1996 and
                  September 30, 1997........................................  2

                  Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 1996 and 1997.............  3

                  Consolidated Statements of Stockholders' Equity for the
                  Nine Months Ended September 30, 1997......................  4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1996 and 1997.........................  5

                  Notes to Consolidated Financial Statements................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  8

Part II.

         Item 6.  Exhibits and Reports on Form 8-K.......................... 17

Signatures.................................................................. 18

ITEM 1. FINANCIAL STATEMENTS.

                            YOUNG BROADCASTING INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,       SEPTEMBER 30,
                                                                                            1996*              1997
                                                                                     ---------------------------------------
ASSETS                                                                                                      (UNAUDITED)

Current assets:
   Cash and cash equivalents                                                            $    7,004,744     $    2,362,211
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,210,000 in 1996 and $1,146,741 in 1997                                              60,152,494         48,081,399
   Current portion of program license rights                                                21,678,077         20,392,321
   Prepaid expenses                                                                          2,244,590          3,611,929
                                                                                     ---------------------------------------
Total current assets                                                                        91,079,905         74,447,860
                                                                                     ---------------------------------------

Property and equipment, less accumulated depreciation of $79,497,810 in 1996
   and $96,462,639 in 1997                                                                 147,301,955        111,636,635
Program license rights, excluding current portion                                            2,436,121          1,813,446
Deposits and other assets                                                                    1,497,799          1,650,975
Broadcasting licenses and other intangibles, less accumulated amortization
   of $73,462,193 in 1996 and $90,168,629 in 1997                                          624,074,518        632,962,177
Deferred charges less accumulated amortization of $4,338,888 in 1996 and
    $7,777,212 in 1997                                                                      26,760,865         25,959,610
                                                                                     ---------------------------------------
TOTAL ASSETS                                                                              $893,151,163       $848,470,703
                                                                                     =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                                  $23,392,064        $16,636,054
   Accrued expenses                                                                         19,162,107         19,944,768
   Current installments of program license liability                                        17,312,771         13,831,779
   Current installments of long-term debt                                                   10,870,873            987,594
   Current installments of obligations under capital leases                                    802,851            540,036
                                                                                     ---------------------------------------
Total current liabilities                                                                   71,540,666         51,940,231

Program license liability, excluding current installments                                    2,403,121          1,411,777
Long-term debt, excluding current installments                                             666,578,324        660,354,781
Deferred taxes and other liabilities                                                        72,124,829         71,799,107
                                                                                     ---------------------------------------
Total liabilities                                                                          812,646,940        785,505,896
                                                                                     ---------------------------------------

Stockholders' equity:
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 12,208,127 shares at 1996 and 11,827,285 at 1997                               12,209             11,827
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,022,230 shares at 1996 and 2,008,840 at 1997                                  2,022              2,009
   Additional paid-in capital                                                              233,190,382        222,545,464
   Accumulated deficit                                                                    (152,700,390)      (159,594,493)
                                                                                     ---------------------------------------
Total stockholders' equity                                                                  80,504,223         62,964,807
                                                                                     ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  893,151,163     $  848,470,703
                                                                                     =======================================

*Derived from the audited Financial Statements for the year ended December 31, 1996

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                               1996              1997              1996             1997
                                                        -------------------------------------------------------------------------
Net operating revenue                                        $35,386,703        $57,938,816       $99,145,651     $190,317,699
                                                        -------------------------------------------------------------------------

Operating expenses                                             8,554,679         16,088,957        23,098,462       47,666,236
Amortization of program license rights                         1,910,774          6,578,860         5,545,486       26,581,363
Selling, general and administrative expenses                   7,051,227         10,689,480        19,932,391       32,570,124
Depreciation and amortization                                  7,487,248         13,035,291        20,560,565       37,167,700
Corporate overhead                                               979,673          1,308,033         3,150,746        4,425,042
Non-cash compensation                                            -                  247,219            15,400          741,941
                                                        -------------------------------------------------------------------------
Operating income                                               9,403,102          9,990,976        26,842,601       41,165,293
                                                        -------------------------------------------------------------------------

 Interest income                                                 109,776             64,977         1,391,870          202,965
 Interest expense                                            (10,369,757)       (16,379,155)      (30,112,011)     (47,670,745)
 Other expense, net                                             (186,506)          (217,217)         (627,258)        (591,616)
                                                        -------------------------------------------------------------------------
                                                             (10,446,487)       (16,531,395)      (29,347,399)     (48,059,396)
                                                        =========================================================================
Net loss                                                     $(1,043,385)       $(6,540,419)      $(2,504,798)     $(6,894,103)
                                                        =========================================================================

Net loss per common share                                         $(0.10)            $(0.47)           $(0.24)          $(0.49)
                                                        =========================================================================



See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                  (Unaudited)


                                                         COMMON STOCK               ADDITIONAL                            TOTAL
                                                   -------------------------          PAID-IN        ACCUMULATED       STOCKHOLDERS'
                                                     CLASS A     CLASS B             CAPITAL           DEFICIT           EQUITY
                                                   ------------------------- -------------------- ------------------ ---------------

Balance at December 31, 1996.......................  $12,209       $2,022        $233,190,382        $(152,700,390)    $80,504,223

    Contribution of shares into Company's
      defined contribution plan....................       46       -                1,327,746             -              1,327,792

    Conversion of Class B Common Stock
      to Class A Common Stock......................      13           (13)          -                                          -

    Exercise of common stock options...............      18        -                  365,357             -                365,375

    Repurchase and retirement of
       Class A Common Stock........................    (459)       -              (12,338,021)            -            (12,338,480)

    Net loss for the nine months ended September
        30, 1997...................................    -           -                -                   (6,894,103)     (6,894,103)

                                                   ========================= ==================== ================== ==============
Balance at September 30, 1997...................... $11,827        $2,009        $222,545,464        $(159,594,493)    $62,964,807
                                                   ========================= ==================== ================== ==============

          See accompanying notes to consolidated financial statements

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                             1996              1997
                                                                                         -------------------------------
OPERATING ACTIVITIES
Net loss                                                                                 $(2,504,798)       $(6,894,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                              11,279,886         17,022,940
     Amortization of program license rights                                                5,545,486         26,581,363
     Amortization of broadcasting licenses, other intangibles and deferred charges         9,280,679         20,144,760
     Non-cash compensation                                                                    15,400            741,941
     Non-cash interest expense on outstanding indebtedness                                   275,966            215,178
     Loss on sale of fixed assets                                                             66,298             26,065
     Deferred acquisition and debt refinancing costs incurred                             (3,125,000)        (1,760,000)
     Decrease in trade accounts receivable                                                 5,547,988         12,903,402
     Increase in prepaid expenses                                                         (1,217,764)        (1,759,823)
     Decrease in trade accounts payable                                                     (542,554)        (8,950,813)
     Increase in accrued expenses and other liabilities                                    3,170,432          1,368,512
                                                                                      -------------------------------------
Net cash provided by operating activities                                                 27,792,019         59,639,422
                                                                                      -------------------------------------

INVESTING ACTIVITIES
Purchase of KWQC-TV                                                                      (57,173,000)          -
Purchase of KELO-TV                                                                      (51,281,308)          -
Capital expenditures                                                                      (2,907,930)        (4,977,804)
Decrease (increase) in deposits and other assets                                           1,064,206            (93,621)
Increase in broadcast licenses and other  intangibles                                       -                (2,499,354)
                                                                                      -------------------------------------
Net cash used in investing activities                                                   (110,298,032)        (7,570,779)
                                                                                      -------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public subordinated debt                                       125,000,000        200,000,000
Borrowings from working capital facility                                                  25,400,000           -
Principal payments on long-term debt                                                     (52,164,798)      (216,322,000)
Deferred acquisition and debt refinancing costs incurred                                  (2,574,003)          (877,069)
Repurchase of Class A Common Stock                                                        (2,923,804)       (12,338,480)
Proceeds from exercise of Common Stock options                                               313,511            365,375
Principal payments under capital lease obligations                                           (35,754)          (588,537)
Payments on programming license liabilities                                               (5,732,927)       (26,950,465)
                                                                                      -------------------------------------
Net cash provided by (used in) financing activities                                       87,282,225        (56,711,176)
                                                                                      -------------------------------------

NET INCREASE (DECREASE) IN CASH                                                            4,776,212         (4,642,533)
Cash and cash equivalents at beginning of year                                             3,425,633          7,004,744
                                                                                      =====================================
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                                 $8,201,845         $2,362,211
                                                                                      =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                            $27,292,901        $47,285,102

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (four with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. Significant intercompany transactions and accounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K as of and for the year ended December 31, 1996.

2.  ADOPTION OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's reported loss per common share.

3.  NEW SENIOR SUBORDINATED NOTES

On June 23, 1997, the Company sold $200.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes (the "June 1997 Notes") due 2007 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Initial Purchaser") pursuant to a purchase agreement dated June 16, 1997. The Initial Purchaser subsequently resold the June 1997 Notes to qualified institutional buyers in reliance upon Rule 144A under the Securities Act of 1933. In July 1997, the June 1997 Notes were subsequently registered pursuant to an exchange offer filed under Form S-4 with the Securities and Exchange Commission.

The net proceeds of the June 1997 Notes of approximately $198.2 million, after deducting the Initial Purchaser's discount, were used to repay outstanding indebtedness including accrued interest under the Company's senior credit facility.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



4.  ACQUISITION OF STATIONS

         On November 22, 1996, the Company acquired from a subsidiary of the Walt Disney Company ("Disney") the assets of KCAL-TV, ("KCAL"), Channel 9, in Los Angeles, California, for $368 million plus working capital of approximately $19.5 million of the station. The acquisition was accounted for as a purchase.

         The KCAL acquisition agreement provided for a post-closing adjustment to the working capital which was based upon estimates at the closing date. The Company and Disney are currently discussing the adjustments to finalize the ending working capital.

         Because KCAL was acquired in the fourth quarter of 1996, the statements of operations for the three and nine months ended September 30, 1996 do not reflect KCAL's results for those periods. Due to the complexity surrounding the valuation of the KCAL assets and the resolution of matters relating to Disney, the final allocation of the purchase price among the acquired assets will not be completed until the fourth quarter of 1997. The current allocation resulted in an increase to intangibles and a similar decrease of property and equipment amounting to $21.8 million from amounts previously reported.

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

         The following table sets forth certain historical operating data for the three and nine months ended September 30, 1996 and 1997:

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        ------------------             -----------------
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------                 -------------
                                                        1996         1997              1996          1997
                                                        ----         ----              ----          ----
                                                      (dollars in thousands)         (dollars in thousands)
Operating Income...............................        $9,403       $9,991            $26,843      $41,165
Add:
     Amortization of Program License Rights..           1,911        6,579              5,545       26,581
     Depreciation and Amortization.............         7,487       13,036             20,561       37,168
     Corporate Overhead........................           980        1,308              3,151        4,425
     Non-cash Compensation.....................             0          247                 15          742
Less:
     Payments for Program License Liabilities          (2,009)      (6,610)            (5,733)     (26,950)
                                                 ============= ============     ============== ============
Broadcast Cash Flow...........................        $17,772      $24,551            $50,382      $83,131
                                                 ============= ============     ============== ============

TELEVISION REVENUES

         Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                        THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                        --------------------------------              -------------------------------
                               1996                  1997                   1996                  1997
                               ----                  ----                   ----                  ----
                         AMOUNT         %      AMOUNT       %         AMOUNT        %        AMOUNT      %
                         -------        -     --------      -         ------        -        ------      -
                                 (dollars in thousands)                       (dollars in thousands)
Revenues
 Local..................  $22,358     53.9    $42,437     62.2        $62,795     54.1    $140,804     62.9
 National...............   12,668     30.6     21,849     32.0         38,191     32.9      69,756     31.1
 Network................    2,902      7.0      3,100      4.5          8,431      7.3       9,534      4.3
 Political..............    2,997      7.2        187      0.3          4,458      3.8         851      0.4
 Production/Other.......      555      1.3        691      1.0          2,209      1.9       2,856      1.3
                          -------- -------- ---------- --------    ----------- -------- ----------- --------
     Total..........       41,480    100.0     68,264    100.0        116,084    100.0     223,801    100.0

Commissions........       (6,093)   (14.7)   (10,325)   (15.1)       (16,938)   (14.6)    (33,483)   (15.0)
                          -------- -------- ---------- --------    ----------- -------- ----------- --------

Net Revenue......         $35,387     85.3    $57,939     84.9        $99,146     85.4    $190,318     85.0
                          ======== ======== ========== ========    =========== ======== =========== ========

RESULTS OF OPERATIONS

Three Months ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Actual
         ------

         The following historical financial information for the three months ended September 30, 1997 includes the results of KCAL-TV, Los Angeles, California (acquired on November 22, 1996), KWQC-TV, Davenport, Iowa (acquired on April 15, 1996), and KELO-TV, Sioux Falls, South Dakota (acquired on May 31,
1996). The operating results for the three months ended September 30, 1996 include KWQC-TV and KELO-TV for the full quarter, and do not include KCAL-TV.

         Net revenue for the three months ended September 30, 1997 was $57.9 million, an increase of $22.5 million, or 63.6%, compared to $35.4 million for the three months ended September 30, 1996, with the acquired stations accounting for $21.2 million of this increase. Gross local and national revenue for the three months ended September 30, 1997 increased 10.0% and 15.9%, respectively, compared to the same period in 1996 for the stations owned prior to the acquisitions. Political revenue for the three months ended September 30, 1997 was $187,000, compared to $3.0 million for the same period in 1996, a decrease of $2.8 million. The decrease was attributable to 1996 being a national election year with many state and local elections, while 1997 had only limited state and local elections. Network compensation increased $198,000 for the three months ended September 30, 1997, or 6.8%, with $136,000 of such increase attributable to the acquired stations.

         Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 1997 were $26.8 million, compared to $15.6 million for the three months ended September 30, 1996, an increase of $11.2 million, or 71.8%, with the acquired stations accounting for $10.4 million of such increase.

         Amortization of program license rights for the three months ended September 30, 1997 was $6.6 million, compared to $1.9 million for the three months ended September 30, 1996, an increase of $4.7 million, with the acquired stations accounting for all of such increase.

         Depreciation of property and equipment and amortization of intangible assets was $13.0 million for the three months ended September 30, 1997, compared to $7.5 million for the three months ended September 30, 1996, an increase of $5.5 million, or 73.3%. The increase is due principally from depreciation and amortization at the acquired stations.

         The Company made payments for program license liabilities of $6.6 million during the three months ended September 30, 1997, compared to $2.0 million for the three months ended September 30, 1996, an increase of $4.6 million, with the acquired stations accounting for all of such increase.

         Corporate overhead for the three months ended September 30, 1997 was $1.3 million, compared to $1.0 million for the three months ended September 30, 1996, an increase of $328,000. This increase was the result of additional personnel costs in 1997.

         Interest income for the three months ended September 30, 1997 was $65,000 compared to $110,000 for the three months ended September 30, 1996, a decrease of $45,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to make principal payments on long-term debt.

         Interest expense was $16.4 million for the three months ended September 30, 1997, compared to $10.4 million for the three months ended September 30, 1996, an increase of $6.0 million. The increase is primarily attributable to the Company's higher debt level following three station acquisitions in the second and fourth quarters of 1996.

         As a result of the factors discussed above, the net loss was $6.5 million for the three months ended September 30, 1997, compared to a net loss of $1.0 million for the three months ended September 30, 1996.

         Broadcast cash flow was $24.6 million for the three months ended September 30, 1997, compared to $17.8 million for the three months ended September 30, 1996, an increase of $6.8 million, or 38.2%, primarily attributable to the acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 42.4% for the three months ended September 30, 1997, compared to 50.2% for the three months ended September 30, 1996. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL. Independent stations generally operate at lower margins than those affiliated with networks.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Actual
         ------

         The following historical financial information for the nine months ended September 30, 1997 includes the results of KCAL-TV, KWQC-TV and KELO-TV. The operating results for the nine months ended September 30, 1996 include KWQC-TV and KELO-TV, acquired on April 15, 1996 and May 31, 1996, respectively, and do not include KCAL-TV.

         Net revenue for the nine months ended September 30, 1997 was $190.3 million, an increase of $91.2 million, or 92.0%, compared to $99.1 million for the nine months ended September 30, 1996, with the acquired stations accounting for $88.3 million of this increase. Gross local and national revenue for the nine months ended September 30, 1997 was up 6.2% and 7.7%, respectively, as compared to the same period in 1996 for the stations owned prior to the acquisitions. Political revenue for the nine months ended September 30, 1997 was $851,000, a decrease of $3.6 million, compared to $4.5 million for the nine months ended September 30, 1996. The decrease was attributable to 1996 being a national political year with many state and local elections, while 1997 had only limited state and local elections. Network compensation increased $1.1 million for the nine months ended September 30, 1997, of which $931,000 is attributable to the acquired stations.

         Operating expenses, including selling, general and administrative expenses, were $80.2 million for the nine months ended September 30, 1997, compared to $43.0 million for the nine months ended September 30, 1996, an increase of $37.2 million, or 86.5%, with the acquired stations accounting for $36.2 million of such increase.

         Amortization of program license rights for the nine months ended September 30, 1997 was $26.6 million compared to $5.5 million for the nine months ended September 30, 1996, an increase of $21.1 million, all of which was attributed to the acquired stations.

         Depreciation of property and equipment and amortization of intangible assets was $37.2 million for the nine months ended September 30, 1997, compared to $20.6 million for the nine months ended

September 30, 1996, an increase of $16.6 million, or 80.6%. This increase is due principally from the depreciation and amortization at the acquired stations.

         The Company made payments for program license liabilities of $27.0 million during the nine months ended September 30, 1997, compared with payments of $5.7 million during the nine months ended September 30, 1996, an increase of $21.3 million, with the acquired stations accounting for $20.8 million of such increase.

         Corporate overhead was $4.4 million for the nine months ended September 30, 1997, compared to $3.2 million for the period ended September 30, 1996, an increase of $1.2 million. This increase is due to additional personnel expense.

         Interest income for the nine months ended September 30, 1997 was $203,000 compared to $1.4 million for the same period in 1996, a decrease of $1.2 million. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to finance a portion of the acquisition cost of new stations.

         Interest expense was $47.7 million for the nine months ended September 30, 1997, compared with $30.1 million for the prior year period, an increase of $17.6 million, or 58.5%. The increase in interest expense is due to the Company's higher debt level following the three station acquisitions in the second and fourth quarters of 1996.

         As a result of the factors discussed above, the net loss to the Company was $6.9 million for the nine months ended September 30, 1997, compared with a net loss of $2.5 million for the same period in 1996.

         Broadcast cash flow was $83.1 million for the nine months ended September 30, 1997, compared to $50.4 million for the same period in 1996, an increase of $32.7 million, or 64.9%, of which approximately $31.3 million was generated by the newly acquired stations. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 43.7% for the nine months ended September 30, 1997, compared to 50.8% for the same period in 1996. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL. Independent stations generally operate at lower margins then those affiliated with networks.

         Pro Forma Financial Data
         ------------------------

         The following 1996 unaudited pro forma information gives effect to the acquisitions of KWQC, KELO and KCAL (including annualized net expense reductions) as if they had been effected on January 1, 1996. The pro forma information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        ------------------             -----------------
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                       1996 (1)        1997          1996 (1)        1997
                                                       -----           -----         -----           ----
                                                      (dollars in thousands)        (dollars in thousands)
Net Revenues (2)..................................... $   55,893   $  57,939     $   187,321    $  190,318
Operating Expenses, Including Selling, General
 and Administrative Expenses.........................     24,363      26,778          77,293        80,237
Amortization of Program License Rights...............      5,004       6,579          23,155        26,581
Depreciation and Amortization........................     11,825      13,036          37,957        37,168
Corporate Overhead...................................      1,055       1,308           3,376         4,425
Non-cash Compensation................................      -             247              15           742
                                                       ---------------------     -------------------------
Operating Income.....................................  $  13,646   $   9,991     $    45,525     $  41,165
                                                       =====================     =========================

Broadcast Cash Flow (3)..............................  $  25,666  $   24,551     $    85,692       $83,131
Broadcast Cash Flow Margin...........................      45.9%       42.4%           45.7%         43.7%
Operating Cash Flow (4)..............................  $  24,611  $   23,243     $    82,316     $  78,706
Capital Expenditures.................................  $   2,750  $    2,239     $     7,818     $   4,978

(1) Pro forma adjustments to net revenues include additional annualized network compensation under the new KELO affiliation agreements and a programming change at KWQC in the aggregate amount of $179,000 for the nine months ended September 30, 1996. Pro forma adjustments to net revenues also include a decrease of $214,000 and $803,000 for the three and nine months ended September 30, 1996, relating to seven sitcoms not purchased in connection with the KCAL acquisition. Pro forma adjustments include expense reductions of approximately $5.8 million relating to the KCAL Acquisition for the three months ended September 30, 1996 and $18.6 million relating to the KWQC, KELO and KCAL acquisitions for the nine months ended September 30, 1996.

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

         The Revolver Facility has a $185.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility and have a total debt/operating cash flow ratio of less than 6.0x. As of September 30, 1997, there was $85.7 million outstanding under the Senior Credit Facility, with $185.0 million available, subject to certain conditions, for borrowing for the purpose of financing acquisitions.

         Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $20.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the indentures relating to its outstanding senior subordinated notes (the "Indentures"), provided that the total debt/operating cash flow ratio is less than 5.5x. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures, provided that the total debt/operating cash flow ration is less than 5.0x, or 4.5x after September 30, 2000; if the ratio exceeds such amounts, the Company will be permitted to utilize only up to $20.0 million of availability under the Sublimit. Undrawn amounts under the Revolver Facility are available to the Company for working capital requirements and general corporate purposes.

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

         A $5.0 million portion of the purchase price in connection with the November 1994 acquisition has been deferred (having a net present value as of September 30, 1997, discounted at 11.9%, of $2.7 million) and is payable over the remaining three-year period, without interest, in equal annual installments, with two such installments having been paid on November 14, 1995 and 1996. The Company paid a $3.0 million portion of the purchase price in connection with the KELO acquisition by delivery of a promissory note, the principal amount of which will be payable in full on May 31, 1998, and which requires quarterly payments of interest accruing at the prime rate.

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

INCOME TAXES

         The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company has approximately $148.0 million of net operating loss ("NOL") carryforwards as of December 31, 1996 which are subject to Section 382 limitations. See Note 9 to Notes to Consolidated Financial Statements in the Company's Form 10-K as of and for the year ended December 31, 1996 for additional information. The Company does not currently anticipate using these losses in the foreseeable future. Therefore, the NOL has not been recognized.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.

         (a) Exhibits.

Exhibit
Number            Exhibit Description
------            -------------------

11                Statement Re Computation of Per Share Earnings.

27                Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter of the year ending December 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YOUNG BROADCASTING INC.


Date:    November 5, 1997                       By: /s/ Vincent J. Young
                                                    ---------------------
                                                    Vincent J. Young
                                                    Chairman

Date:    November 5, 1997                       By: /s/ James A. Morgan
                                                    --------------------
                                                    James A. Morgan
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                   (principal financial officer)