Form 10-K405
period 1997-12-31
YOUNG BROADCASTING INC /DE/
filed 1998-03-20
CIK 929144

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________

                                   FORM 10-K
                             ____________________

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER: 0-25042

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

Registrant's telephone number, including area code: (212) 754-7070
                                                    --------------

  Securities registered pursuant to Section 12(b) of the Act:  NONE

  Securities registered pursuant to Section 12(g) of the Act:

                     CLASS A COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

                              --------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of February 27, 1998 was approximately $641,154,954.
                              --------------------

          Number of shares of Common Stock outstanding as of February 27, 1998:
12,410,595 shares of Class A Common Stock and 1,916,890 shares of Class B Common Stock.

                              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                LOCATION IN FORM 10-K
        DOCUMENT                                IN WHICH INCORPORATED
        --------                                ---------------------
  Registrant's Proxy Statement relating to           Part III
  the 1998 Annual Meeting of Stockholders

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-K

                               Table of Contents

                                                                                    Page
                                                                                    ----
PART I
 Item 1.      Business...............................................................   1

 Item 2.      Properties.............................................................  23

 Item 3.      Legal Proceedings......................................................  25

 Item 4.      Submission of Matters to a Vote of Security Holders....................  26

PART II

 Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..  28

 Item 6.      Selected Financial Data................................................  29

 Item 7.      Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................  30

 Item 8.      Financial Statements and Supplementary Data............................  38

 Item 9.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................  59

PART III

 Item 10.     Directors and Executive Officers of the Registrant.....................  59

 Item 11.     Executive Compensation.................................................  59

 Item 12.     Security Ownership of Certain Beneficial Owners and Management.........  59

 Item 13.     Certain Relationships and Related Transactions.........................  59

PART IV

 Item 14.     Exhibits, Financial Statement, Schedules, and Reports on Form 8-K......  59

SIGNATURES    .......................................................................  64

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


                                 PART I

ITEM 1.  BUSINESS.

     All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 1997, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

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

RECENT DEVELOPMENTS

     Amended and Restated Senior Credit Facility. On November 25, 1997, the Company amended and restated its then existing $500.0 million senior credit facility to a reduced $300.0 million, five year non-reducing revolver senior credit facility (the "Senior Credit Facility"). The amendment, among other things, allows for more favorable interest rates and covenant flexibility. At the time of the amendment, there were advances outstanding of $82.3 million and commitments to make additional advances up to $217.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

     Stock Repurchase. During April and May 1997, the Company repurchased 459,000 shares of its Class A Common Stock in open market purchases pursuant to a stock repurchase program for an aggregate price of approximately $12.3 million. The Company is authorized, subject to certain limitations, to effect up to an aggregate of $70.0 million of such purchases.

     June 1997 Notes Offering. On June 23, 1997, the Company completed the offering (the "June 1997 Notes Offering") of $200.0 million principal amount of its 8 3/4% Senior Subordinated Notes due 2007. The Company used the net proceeds of the June 1997 Notes Offering (approximately $198.2 million) to repay a portion of its then outstanding indebtedness, including accrued interest, under the Company's then outstanding senior credit facility.

     Adam Young Inc. Merger. On February 5, 1998, the Company entered into an Agreement and Plan of Merger with Adam Young Inc. ("AYI") and AYI Acquisition Corporation, a wholly-owned subsidiary of the Company ("Sub"), pursuant to which AYI was merged with and into Sub and became a wholly-owned subsidiary of the Company.

     The acquisition of AYI has been accounted for as a combination of companies under common control similar to a pooling-of-interests. The Company issued 476,307 shares of the Company's Class A Common Stock, with an approximate value of $19.3 million, to Vincent Young, the Company's Chairman and Adam Young, the Company's Treasurer, and his wife, in exchange for all of the outstanding stock of AYI.

OPERATING STRATEGY

     The Company continually seeks to increase its revenues and broadcast cash flow, (as defined). The Company's operating strategy focuses on increasing the cash flow of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

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

     The Company relies primarily on its in-house production capabilities and seeks to minimize its use of outside firms and consultants. The Company's size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its overhead costs by utilizing the group benefits provided by the Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company continually seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and continually reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenues through efficient use of its available resources.

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

The following table sets forth general information for each of the Company's stations:

                                                                                      Station
                                                                           Commercial  Rank
                          Market   Television                 Network      Stations    In        In-Market  Year
                          Rank(1)  Households(2)   Channel    Affiliation  in DMA(3)  Market(4)  Share(5)  Acquired
                          -------  -------------  ----------  -----------  ---------  ---------  --------  --------
KCAL (Los Angeles, CA)       2      5,009,230           9         IND         11          6          9       1996
WKRN (Nashville, TN)        33        789,220           2         ABC          6          3         18       1989
WTEN (Albany, NY)           52        508,730          10(6)      ABC          4          3         27       1989
WRIC (Richmond, VA)         59        457,980           8         ABC          5          3         27       1994
WATE (Knoxville, TN)        64        440,720           6         ABC          4          3         23       1994
WBAY (Green Bay, WI)        70        381,100           2         ABC          5          2         28       1994
KWQC (Quad Cities)          89        301,800           6         NBC          4          1         45       1996
WLNS (Lansing, MI)         105        236,150           6         CBS          4          1         44       1986
KELO (Sioux Falls, SD)     108        229,590          11(7)      CBS          4          1         45       1996
KLFY (Lafayette, LA)       122        205,190          10         CBS          4          1         61       1988
WKBT (La Crosse-
      Eau Claire, WI)      129        179,050           8         CBS          4          2         24       1986
WTVO (Rockford, IL)        135        166,510          17         ABC          4          3         26       1988
-------------------------

(1) Refers to the size of the television market or Designated Market Area ("DMA") as used by Nielsen.
(2) Refers to the number of television households in the DMA as estimated by Nielsen.
(3) Represents the number of television stations ("reportable stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on to sign-off"). Does not include national cable channels. The number of reportable stations may change for each reporting period. "Weekly cumulative audience" measures the total number of different households tuned to a station at a particular time during the week. "Share" references used elsewhere herein measure the total daily households tuned to a station at a particular time during the week.
(4) Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 1997.
(5) Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market ("in-market share"), as measured sign-on to sign-off.
(6) WTEN has a satellite station, WCDC (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.
(7) KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 172.

        The following is a description of each of the Company's stations:

        KCAL, Los Angeles, California. The Company acquired KCAL from KCAL Broadcasting, Inc., a subsidiary of the Walt Disney Company ("Disney") on November 22, 1996. KCAL has the distinction of being one of the first commercial stations in the country. KCAL's first broadcast was on December 23, 1931. It is now the only independent VHF station in the Los Angeles market. Los Angeles is the second largest DMA with an estimated 5,009,230 television households and the country's largest television market in terms of estimated advertising dollars spent on the medium. There are eleven reportable stations in the DMA. For the November 1997 ratings period, KCAL was ranked sixth after the local ABC, NBC, CBS, WB and Fox affiliates, with an overall sign-on to sign-off in-market share of 9%. KCAL ranked fifth in in-market revenue share in the fourth quarter of 1997.

        KCAL is a prominent news provider in the market, presenting 27 1/2 hours of such programming each week and up to 25 special one hour reports each year. In 1995, the station won the prestigious Edward R. Murrow Award as the "Best Local Newscast in the Country." In 1996, KCAL was honored with nine Golden Mikes, including Best 30 Minute Newscast and Best Daytime Newscast, ten Emmys, five Radio Television News Directors awards, ten New York Film Festival Awards, 17 Associated Press Awards and 31 Los Angeles Press Club Awards. In 1997, KCAL won five Golden Mikes. Since 1991, KCAL has been the most honored local station in Los Angeles for news.

    KCAL is also the broadcast station of choice for premier local sports franchises with over 160 major televised sporting events each year. KCAL currently has long term agreements with the Los Angeles Lakers (2 years remaining), Anaheim Angels (3 years remaining), Mighty Ducks of Anaheim (5 years remaining), Los Angeles Clippers (3 years remaining) and Los Angeles Kings (2 years remaining). The station also has agreements to broadcast PAC 10 Football and certain boxing events. These contracts enable KCAL to offer advertisers year-round sports packages aimed at very attractive audience categories.

    As the largest market in the country's largest state, Los Angeles enjoys a diverse industry makeup ranging from entertainment and manufacturing to international trade and financial services. In addition to Los Angeles County, KCAL reaches Orange, Santa Barbara and other counties in Southern California. Orange County alone has ranked fifth, nationally, in both population and population growth over the last five years. According to Investing in Television Market Report '97 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the average household income in the Los Angeles market in 1995 was $43,390, with an effective buying income projected to grow at an annual rate of 0.9% through 2000. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Los Angeles market is projected to average 0.4% annually through 2000.

    WKRN, Nashville, Tennessee. WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 33rd largest DMA, with an estimated 789,220 television households. There are six reportable stations in the DMA. For the November 1997 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 18%. The station's syndicated programs include The Cosby Show, Roseanne, Coach, Full House, Jenny Jones, Entertainment Tonight, Live With Regis and Kathie Lee, Family Matters, Step by Step, Extra and Rosie.

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

    Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Bridgestone-Firestone, Nissan, Saturn, Columbia/HCA, Shoney's, Service Merchandise, First American National Bank, Northern Telecom, Aladdin Industries and Willis Corroon plc. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 1995 was $39,346, with effective buying income projected to grow at an annual rate of 6.5% through 2000. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 6.3% annually through 2000.

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

    The Albany market (which includes Schenectady and Troy) is the 52nd largest DMA, with an estimated 508,730 television households. There are four reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 1997 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 27%, compared to 34% for WNYT, the NBC affiliate, and 29% for WRGB, the CBS affiliate, and 12% for WXXA, the Fox affiliate. The station's syndicated programs include Wheel of Fortune, Jeopardy, Rosie, and Jenny Jones. WTEN has won numerous awards in recent years for both local news and public affairs programming.

    Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Fleet Financial Group, State Farm Insurance, Metropolitan Life Insurance and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 1995 was $37,951, with effective buying income projected to grow at an annual rate of 3.0% through 2000. Retail sales growth in this market is also projected by the BIA Guide to average 2.9% annually during the same period.

    The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Selective use of client incentive programs has generated over $1.3 million of new revenue in 1997. During 1997, WTEN added newscasts at 5:30 a.m. and 5:00 p.m. The 5:00 p.m. newscast was an immediate success with viewers, and has been the top rated show in the time period since inception.

    WRIC, Richmond, Virginia. WRIC, acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 59th largest DMA, with an estimated 457,980 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 1997 ratings period, WRIC was in third place in the ratings, one point behind WTVR and WWBT, the CBS and NBC affiliates. In actual audience share, WRIC was slightly behind WTVR and WWBT, with a sign-on to sign-off in-market share of 27%, compared to 30% for WTVR and 32% for WWBT. The station's syndicated programming includes Wheel of Fortune, Jeopardy, Montel Williams, Rosie and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

    Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the VCU Medical College of Virginia. Philip Morris is the largest employer in the market, employing approximately 11,000 area residents. According to the BIA Guide, the average household income in the Richmond market in 1995 was $38,253, with effective buying income projected to grow at an annual rate of 3.5% through 2000. Retail sales growth is also projected by the BIA Guide to average 3.4% annually during the same period.

    WATE, Knoxville, Tennessee. WATE, also acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 64th largest DMA, with an estimated 440,720 television households. There are four reportable stations in the DMA, three of which are VHF stations. During the November 1997 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 23%. The station's syndicated programming includes Home Improvement, People's Court, Coach, Extra and Rosie. WATE has won numerous awards in recent years from state journalism organizations for its news operations. It also recently received its second Emmy Award for sports programming.

    According to the BIA Guide, the average household income in the Knoxville market in 1995 was $33,774 with effective buying income projected to grow at an annual rate of 5.6% through 2000. Retail sales growth is also projected by the BIA Guide to average 5.9% annually during the same period.

    WBAY, Green Bay, Wisconsin. WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 70th largest DMA, with an estimated 381,100 television households. There are five reportable stations in the DMA, three of which are VHF stations. For the November 1997 ratings period, WBAY was second in the ratings behind WFRV, the CBS affiliate. In audience share, WFRV led WBAY in the November 1997 ratings period, with a sign-on to sign-off in-market share of 30%, compared to 28% for WBAY. The station's syndicated programming includes Home Improvement, Seinfeld, Friends, Inside Edition, People's Court, Hard Copy and Martha Stewart. WBAY has won numerous awards in recent years from state journalism organizations for its news operations.

    According to the BIA Guide, the average household income in the Green Bay market in 1995 was $37,547, with effective buying income projected to grow at an annual rate of 5.4% through 2000. Retail sales growth is also projected by the BIA Guide to average 5.7% annually during the same period.

    KWQC, Quad Cities. The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 89th largest DMA serving an estimated 301,800 television households in eastern Iowa and western Illinois. There are four reportable stations in the DMA, three of which are VHF. During the November 1997 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 45%. The station has retained the number one position for over twelve years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Martha Stewart, American Journal and Cheers.

    KWQC places a strong emphasis on local news and community related events and broadcasts. The station annually produces several news specials in addition to providing 23 hours of local news and information programming per week. KWQC is involved in a variety of community events including Race For The Cure, Toys For Tots, Festival of Trees, The Student Hunger Drive, the United Way Drive, Bix 7 Race and Women's Lifestyle Fair.

    John Deere Corporation and Eagle Country Markets are both headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Oscar Mayer, J.I. Case and Modern Woodman. Riverboat gambling has brought three boats to the market that have increased the tourism business. The market has also experienced an increase in convention business.

    According to the BIA Guide, the average household income in the Quad Cities market in 1995 was $36,840, with effective buying income projected to grow at an annual rate of 4.5% through 2000. Retail sales growth is also projected by the BIA Guide to average 4.0% annually during the same period.

    WLNS, Lansing, Michigan. WLNS, acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 105th largest DMA, with an estimated 236,150 television households. WLNS is one of only two VHF network affiliates in the DMA. During the November 1997 ratings period, WLNS was the highest-rated station out of four reportable stations in its DMA, with a sign-on to sign-off in-market share of 44%. The station has consistently held the highest rating for several ratings periods. The station's syndicated programming includes Rosie, Entertainment Tonight, Hard Copy, Extra, The X-Files and Montel Williams.

    The station attributes its success to the experience of its local sales staff, which focuses on developing strong relationships with local advertisers. WLNS is also recognized as the dominant news station in the Lansing market. The station consistently wins by wide margins against competitors in its noon and 6:00 p.m. newscasts. For the November 1997 ratings period, WLNS's newscasts finished ahead of its closest competitor by 31 share points at noon and 18 share points at 6:00 p.m. The station also won at 11:00 p.m. by 12 share points. WLNS launched the market's first 5:30 p.m. newscast in 1989, which has since developed a solid audience share and has consistently held the greatest share in its time period. The station's recently added 6:00 a.m. newscast has surpassed its competition by wide margins. The station recognizes local news programming as the key to its success and produces 18 to 20 special news programs each year, including live town hall meetings in prime time on community topics such as youth violence and political debates in major election years. The quality of the news broadcasts at WLNS has resulted in numerous state journalism and public service awards.

    The economy of Lansing is dominated by three employers, the State of Michigan, General Motor's Buick-Oldsmobile-Cadillac Division ("B.O.C.") and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 15,500 people. B.O.C. has approximately 14,000 employees. Michigan State University has over 12,000 employees with a student enrollment of over 42,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 1995 was $38,948, with effective buying income projected to grow at an annual rate of 3.4% through 2000. Retail sales growth in this market is also projected by the BIA Guide to average 3.5% annually during the same period.

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

    The Sioux Falls market is the 108th largest DMA serving an estimated 229,590 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 52 counties within South Dakota. There are four reportable stations in the DMA, three of which are VHF. During the November 1997 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 45%, significantly ahead of the ABC, NBC and FOX/UPN affiliates, who had 28%, 17% and 10%, respectively. KELO's newscast finished ahead of each of the competing stations for every weekday newscast time period. Recognizing the importance of local news, the station presents live newscasts five times daily, with notable ratings and sales success. The station's syndicated programming includes Entertainment Tonight, The Maury Povich Show, FX: The Series, Geraldo and Matlock.

    The largest employers in the market are Citibank and John Morrell. Sioux Falls is the largest city in South Dakota, with a population of 112,000. According to the BIA Guide, the average household income in the Sioux Falls market in 1995 was $36,329, with effective buying income projected to grow at an annual rate of 5.7% through 2000. Retail sales growth is also projected by the BIA Guide to average 6.0% annually during the same period.

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

    The Lafayette market is the 122nd largest DMA, with an estimated 208,300 television households. KLFY ranks first in the November 1997 ratings period with an overall sign-on to sign-off in-market share of 61%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in 30 of 30 major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with a sign-on to in-market share of 56%. The station's syndicated programs include The Maury Povich Show, Home Improvement, Cosby, Coach, Rosie, Sally Jessy Raphael, Hercules and Zena.

    Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 90-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 1997 ratings period, this program received a 6:00 - 7:00 a.m. in-market share of 62%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995 and 1997 "Station of the Year" award from the Louisiana Broadcasters Association.

    KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called "Meet Your Neighbor" and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. "Wednesday's Child" is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has over the past eleven years raised over a thousand tons of food for the hungry with its annual "Food for Families" all-day live remote from 17 locations in the DMA. It has an annual "Coats for Kids" campaign to clothe needy children and has raised over $7.5 million for the Muscular Dystrophy Association's ("MDA") annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

    According to the BIA Guide, the average household income in the Lafayette market in 1995 was $30,539, with effective buying income projected to grow at an annual rate of 5.5% through 2000. Retail sales growth in this market is also projected by the BIA Guide to average 5.8% annually during the same period.

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

    The La Crosse-Eau Claire market is the 129th largest DMA, with an estimated 179,050 television households. The highest-rated local stations in the DMA are WKBT and WEAU, the NBC affiliate. For the November 1997 ratings period, WKBT had a sign-on to sign-off in-market share of 24%, which places WKBT second to WEAU, which had a 37% share. The station's syndicated programming includes Hard Copy, Roseanne, Married with Children, The Cosby Show, Sally Jessy Raphael, Baywatch, The Simpsons and Montel Williams.

    The station's newscasts, collectively broadcast as NewsChannel 8, focuses on local coverage of news, weather and sports events. NewsChannel 8 offers 3 1/2 hours of local news each weekday.

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

    The economy in the La Crosse-Eau Claire region is centered on skilled industry, medical services, agriculture and education. Prominent corporations located in the area include The Trane Company, the area's largest employer with approximately 2,600 employees, Fleming Foods, G. Heileman Brewing Company and La Crosse Footwear. Lutheran Hospital, Franciscan Health Systems and Gunderson Clinic have made La Crosse a health care hub for the entire western Wisconsin region and, combined, employ approximately 4,400 area residents. Local educational institutions draw a large student base to the market and include branches of the University of Wisconsin in La Crosse and Eau Claire, as well as Viterbo College and Western Wisconsin Technical College. According to the BIA Guide, the average household income in the La Crosse-Eau Claire market in 1995 was $32,849, with effective buying income projected to grow at an annual rate of 4.7% through 2000. Retail sales growth in this market is also projected by the BIA Guide to average 4.5% annually during the same period.

    WTVO, Rockford, Illinois. WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

    The Rockford market is the 135th largest DMA, with an estimated 166,510 television households. There are four reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 1997 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 26%, compared to 28% and 33% for the CBS and NBC affiliates, respectively. The station's syndicated programs include Sally Jessy Raphael, Jenny Jones, Rosie, Entertainment Tonight and The Simpsons. The station produces local interest programs such as Spotlight 17.

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

    WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Rockford is the second largest city in Illinois. Over 1,000 manufacturing firms employ a total of over 50,000 persons in the Rockford area, specializing in machine tool, automotive, aerospace, and consumer product industries. Prominent manufacturers in the area include Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Chrysler Corporation's new Neon subcompact facility. UPS has constructed a new $60.0 million midwestern freight hub at Rockford, and Motorola has begun construction on a cellular phone plant in nearby Harvard, Illinois. According to the BIA Guide, the average household income in the Rockford market in 1995 was $38,151, with effective buying income projected to grow at an annual rate of 3.1% through 2000. Retail sales growth in this market is also projected by the BIA Guide to average 2.9% annually during the same period.

INDUSTRY BACKGROUND

    General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television. See "Federal Regulation of Television Broadcasting" below.

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

    Developments in the Television Market. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, however, this level of dominance began to change as more local stations were authorized by the Federal Communications Commission ("FCC") and marketplace choices expanded with the growth of independent stations and cable television services. See "-Federal Regulation of Television Broadcasting" below.

    Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 54% to 67%.

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

    Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodisks and television game devices), "wireless cable" service, satellite master antenna television systems, low power television stations, television translator stations and, most recently, direct broadcast satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas.

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

    Each Affiliation Agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee, specified in each Affiliation Agreement, which varies with the time of day. Typically, "prime-time" programming (Monday through Saturday from 8:00 p.m.- 11:00 p.m., Eastern time, and Sunday from 7:00 p.m.-11:00 p.m., Eastern time) generates the highest hourly rates. Management believes that programming costs are generally lower for network affiliates than for independent television stations and prime-time network programs generally achieve higher ratings than non-network programs. Management believes that the Company's relationship with the networks is excellent and that all of its stations are highly valued affiliates.

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

FEDERAL REGULATION OF TELEVISION BROADCASTING

    Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), most recently amended in significant respects by the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act empowers the FCC, among other things: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC has also adopted new children's programming regulations for television broadcasters that effectively require most television broadcasters to air at least three hours per week of programming designed to meet the educational and informational needs of children age 16 and younger. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or, for particularly egregious violations, the revocation of a license. The Company's business will be dependent upon its continuing ability to hold television broadcasting licenses from the FCC.

    License Grant and Renewal. As a result of the 1996 Act, broadcast licenses are now generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny, and such parties, as well as other members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on the Company's operations. The main station licenses for the Company's television stations expire on the following dates: WRIC, October 1, 2004; KLFY, June 1, 2005; WKRN, August 1, 2005, WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; WKBT, December 1, 2005; WTVO, December 1, 1997; KWQC, February 1, 2006; KCLO, April 1, 1998; KELO, April 1, 1998; KDLO and KPLO (satellites of KELO), April 1, 1998; KCAL, December 1, 1998; WTEN, June 1, 1999; and WCDC, WTEN's satellite station, April 1, 1999. Applications for renewal of the licenses for WTVO, KCLO, KELO, KDLO and KPLO are now pending before the FCC; pursuant to Section 307(c)(3) of the Communications Act, a station's license continues in effect pending final action on the renewal application by the FCC.

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

    On a local basis, FCC rules currently allow an entity to have an attributable interest (as defined below) in only one television station in a market (the so-called TV "duopoly" rule). In addition, FCC rules generally prohibit an individual or entity from having an attributable interest in a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The 1996 Act leaves the television duopoly ban in place but directs the FCC to conduct a rulemaking to determine whether the restriction should be retained, modified, or eliminated. It also directs the FCC to modify its waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule) by extending it to radio-television combinations in the top 50 markets. In a pending rulemaking proceeding, the FCC is considering, among other things (i) whether to extend the presumptive waiver of the one-to-a-market rule from the top 25 to the top 50 markets; (ii) whether to modify the television duopoly rule to allow common ownership of two television stations in separate DMAs as long as the stations do not have overlapping Grade A contours; and (iii) whether to permit some exceptions to the duopoly rule in given markets and under certain circumstances involving UHF/UHF and UHF/VHF stations. In that same proceeding, the FCC also is considering whether to grandfather existing television Local Marketing Agreements ("LMAs") if such agreements are deemed attributable in a companion proceeding (see below) proposing changes to the FCC's attribution rules.

    The FCC has promulgated rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (known as an "attributable" interest) in broadcast television stations and certain other media entities. These rules include limits on the number of radio and television stations in which an entity may have an "attributable" interest both on a local and on a national basis. In the case of corporations holding broadcast licenses, all officers and directors of a licensee, and stockholders who, directly or indirectly, have the right to vote 5% or more of the outstanding voting stock of a licensee, are generally deemed to have an "attributable" interest. Certain institutional investors who exert no control or influence over a licensee may own up to 10% of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests (where the licensee certifies that the limited partners are not "materially involved" in the management or operation of the subject media property), as well as voting stock held by non-minority stockholders in situations where there is a single majority stockholder are generally not subject to attribution. In addition, the FCC's cross-interest policy, which precludes an individual or entity from having a "meaningful" but not "attributable" interest in one media property and an "attributable" interest in a broadcast, cable or newspaper property in the same area, may be invoked by the FCC in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

     In a rulemaking proceeding currently pending before the FCC regarding the attribution rules, the FCC is considering: (1) whether to make non-voting stock attributable in some instances; (2) whether to raise certain attribution thresholds; (3) whether to change the insulation standards for non-attribution of certain limited partnership interests or to develop new standards for certain members of limited liability companies; (4) whether a combination of debt and equity exceeding a certain threshold should be considered an attributable interest; and (5) the circumstances, if any, in which an LMA should be attributed to an entity holding the right to program more than 15% of the time of a television station.

    Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licensees. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own up to one-fifth of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of its capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non -U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. Restrictions on alien ownership also apply, in modified form, to other types of business organizations, including partnerships.

    Proposed Legislation and Regulation. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the following: spectrum use fees; political advertising rates (including proposals for free time to some candidates); potential restrictions on the advertising of certain products (such as beer, wine and other alcoholic beverages); the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations; the standards to govern the evaluation of television programming and advertising directed toward children; and violent and indecent programming. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on the Company's operations.

    The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Some of its provisions, such as signal carriage and retransmission consent, have a direct effect on television broadcasting. Other provisions, some of which have been changed or substantially modified by the 1996 Act, are focused exclusively on the regulation of cable television but can still have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

    The signal carriage, or "must-carry", provisions of the 1992 cable Act and FCC rules require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multichannel video programming providers from carrying broadcast stations without obtaining their consent in certain circumstances. The must carry and retransmission consent provisions are related in that television broadcasters, on a cable system-by-system basis, must make a choice once every three years whether to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and, instead, to negotiate a grant of retransmission consent to permit individual cable systems to carry their signals in exchange for some form of consideration. Under rules adopted to implement these must carry and retransmission consent provisions, local television stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993. Elections for the new three year period commencing January 1, 1997 and ending December 31, 1999 were made on or before October 1, 1996.

    On March 31, 1997, in a 5-4 decision, the U.S. Supreme court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act will remain in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations (including those owned by the Company) over the next several years is still a matter to be determined in a rulemaking proceeding likely to be initiated by the FCC in 1998.

    The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's former video dialtone rules (permitting telephone companies to enter the video distribution services market under several new regulatory options). The 1996 Act also (a) eliminates the broadcast network/cable cross-ownership limitation and (b) lifts the statutory ban on TV/cable cross-ownership (without, however, eliminating the separate FCC regulatory restriction on TV/cable cross-ownership, which remains in place).

    Advanced Digital Television Service. On April 3, 1997, the FCC adopted new rules which will allow television broadcasters to provide advanced digital television ("DTV") service in the United States. Implementation of DTV will improve the technical quality of television signals receivable by viewers, and, if implemented as anticipated, will enable television broadcasters the flexibility to provide new services, including high-definition television ("HDTV") and data broadcasting. The FCC's action, affirmed and modified by further orders released on February 23, 1998, includes a new table of allotments for DTV by which all eligible existing broadcasters are assigned a second channel on which to provide DTV service. The allotment plan is based on a so-called "core spectrum" for DTV service, consisting of channels 2-51. However, because it was not technically feasible, at the outset, to assign DTV channels to all eligible stations within the "core spectrum", it will be necessary for some TV stations to initiate DTV service on a channel other than 2-51. Then, following the more complete implementation of DTV service (in the year 2006 or beyond, when the FCC reclaims TV channels outside the core spectrum for other uses), such stations will have to move their DTV service to another channel that is within the "core spectrum" (i.e., either the channel on which they are currently broadcasting analog service or a new channel assigned by the FCC). Four of the Company's stations fall into this category (see chart below).

    Under the new service rules for DTV, television broadcasters will be allowed to use their DTV channels according to their best business judgment. Such uses can include multiple standard definition program channels, data transfer, subscription video, interactive materials and high-quality audio signals. Television broadcasters will, however, be required to provide a free digital video programming service that is at least comparable (in hours broadcast and in picture quality) to today's analog service. Broadcasters will not be required to air HDTV programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and FOX in the top television markets will be required to be on the air with a digital signal by May 1, 1999 -
- although certain television licensees in these large markets have voluntarily committed to initiating DTV service by late 1998. Affiliates of the four major networks in markets 11-30 will be required to be on the air with a digital signal by November 1, 1999. For all remaining commercial television stations, including all of the Company's stations, the FCC's new mandated timetable for the construction of DTV facilities is May 1, 2002.


            STATION (MARKET)                  ANALOG             DTV              FCC MANDATED
                                              CHANNEL          CHANNEL           TIMETABLE FOR
                                                                                CONSTRUCTION OF
                                                                                 DTV FACILITIES
--------------------------------------------------------------------------------------------------
KCAL, Los Angeles, California                    9                43              May 1, 2002
--------------------------------------------------------------------------------------------------
WKRN, Nashville, Tennessee                       2                27              May 1, 2002
--------------------------------------------------------------------------------------------------
WTEN, Albany, New York                          10                26              May 1, 2002
--------------------------------------------------------------------------------------------------
WCDC, Adams, Massachusetts                      19                36              May 1, 2002
(satellite of WTEN)
--------------------------------------------------------------------------------------------------
WRIC, Richmond, Virginia                         8                22              May 1, 2002
--------------------------------------------------------------------------------------------------
WATE, Knoxville, Tennessee                       6                26              May 1, 2002
--------------------------------------------------------------------------------------------------
WBAY, Green Bay, Wisconsin                       2                23              May 1, 2002
--------------------------------------------------------------------------------------------------
KWQC, Quad Cities                                6                56              May 1, 2002
--------------------------------------------------------------------------------------------------
WLNS, Lansing, Michigan                          6                59              May 1, 2002
--------------------------------------------------------------------------------------------------
KELO, Sioux Falls, South Dakota                 11                32              May 1, 2002
--------------------------------------------------------------------------------------------------
KDLO, Florence, South Dakota                     3                25              May 1, 2002
(satellite of KELO)
--------------------------------------------------------------------------------------------------
KPLO, Reliance, South Dakota                     6                14              May 1, 2002
(satellite of KELO)
--------------------------------------------------------------------------------------------------
KCLO, Rapid City, South Dakota                  15                16              May 1, 2002
(satellite of KELO)
--------------------------------------------------------------------------------------------------
KLFY, Lafayette, Louisiana                      10                56              May 1, 2002
--------------------------------------------------------------------------------------------------
WKBT, La Crosse-Eau Claire, WI                   8                53              May 1, 2002
--------------------------------------------------------------------------------------------------
WTVO, Rockford, Illinois                        17                16              May 1, 2002
--------------------------------------------------------------------------------------------------

    Although the 1996 Act generally does not address the FCC's DTV transition plan, it does direct the FCC to limit eligibility for DTV licenses to existing television broadcast licensees (which it has done) and to adopt regulations to permit licensees to offer ancillary or supplementary services on designated frequencies. Such regulations, still to be adopted by the FCC, must preserve DTV technology and quality and cover any ancillary or supplementary service regulations applicable to analogous services (except that no auxiliary or supplemental service shall have "must-carry" rights). Moreover, if a DTV licensee is directly or indirectly compensated for the provision of ancillary or supplementary services, the FCC is directed to collect an annual fee (or some other method of payment) that (1) recovers an amount that would have been recovered had such services been licensed pursuant to a spectrum auction and (2) avoids unjust enrichment. The 1996 Act also states that if broadcasters are issued a transition channel, either the original or additional license held by the broadcaster must be surrendered to the FCC for reallocation, reassignment, or both. Proposals have been advanced in Congress and within the current Administration to auction the returned channels for other uses.

    A further new development centers on whether the award of new DTV channels to all television broadcasters should be accompanied by certain newly defined public interest responsibilities. On March 11, 1997, President Clinton issued an executive order establishing a special advisory panel to make recommendations concerning specific public interest obligations that might be imposed on television licensees in exchange for the awarding of digital television licenses. The FCC's recent decision to assign DTV channels to all incumbent television station licensees notes that a further, separate proceeding will be undertaken to explore these issues. In the meantime, the FCC put all television broadcasters on notice that (a) existing public interest requirements continue to apply to all broadcast licensees and (b) the agency may adopt new or additional public interest responsibility rules for digital television.

    During the extended debate on these issues in Congress over the past two years, some members proposed authorizing the FCC to auction DTV channels, which would have required existing broadcasters to bid against other potential users of the spectrum. The more recent focus, however, has been on proposals to auction the analog channels once they have been returned by television broadcasters, as well as on such matters as whether to impose any type of spectrum fee on broadcasters for the use of the DTV channels and whether to establish discrete guidelines for the eventual cessation of analog television service. Such measures could be contained in budget legislation or a stand-alone spectrum law. Even without such legislative actions, the Company will incur significant costs in the conversion to DTV. The Company is unable to predict the extent or timing of consumer demand for any DTV services or the overall effect the transition to DTV might have on the Company's business.

    Non-FCC Regulation. Television broadcast stations may be subject to a number of other federal regulations, as well as numerous state and local laws, that can either directly or indirectly impact their operations. Included in this category are rules and regulations of the Federal Aviation Administration affecting tower height, location and marking, plus federal, state and local environmental and land use restrictions.

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

Employees

    Approximately 200 of the Company's employees are represented by collective localized bargaining agreements at various stations.

ITEM 2.  PROPERTIES.

    The Company's principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York (the "Master Lease"). The Master Lease expires in the year 2000 with respect to 7,600 square feet and in 2002 with respect to 1,946 square feet.

    The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located in elevated areas so as to provide maximum market coverage. The following table contains certain information describing the general character of the Company's properties.

                           Metropolitan Area                 Owned or
                                and Use                      Leased            Approximate Size
                        ---------------------                --------          ----------------
KCAL................... Los Angeles, California
                        -----------------------
                        Office and studio                    Owned              30,000 sq. ft.
                        Office and studio                    Leased             16,432 sq. ft.
                        Transmission tower site              Leased             60,000 sq. ft.

WKRN................... Nashville, Tennessee
                        --------------------
                        Office and studio                    Owned              43,100 sq. ft.
                        Land                                 Owned              2.72  acres
                        Transmission tower site              Owned              49.33 acres

WTEN................... Albany, NY
                        ----------
                        Office and studio                                       39,736 sq. ft.
                        Land                                                    2.56 acres
                        New Scotland, NY
                       -----------------
                        Transmission tower site
                                 -Land                       Owned              5.38 acres
                        Mt. Greylock, Adams, MA
                        -----------------------
                        Transmission tower site
                                 -Land                       Leased             15,000 sq. ft.


WRIC................... Richmond, VA
                        ------------
                        Office and studio                    Owned              34,000 sq. ft.
                        Land                                 Owned              4 acres
                        Petersburg, VA
                        --------------
                        Transmission site                    Lease of space     --
                                                             on tower

                        Chesterfield Co., VA(1)
                        ------------------------
                        Transmitter building                 Owned              900 sq. ft.


                           Metropolitan Area                 Owned or
                                and Use                      Leased            Approximate Size
                        ---------------------                --------          ----------------
WATE.................   Knoxville, TN
                        -------------
                        Office and studio                    Owned              34,666 sq. ft.
                        Land                                 Owned              2.65 acres

                        Knox County, TN
                        ---------------
                        Transmission tower site              Owned              9.57 acres


                        House Mountain, TN
                        ------------------
                        Prospective tower site               Owned              5 acres

WBAY.................   Green Bay, WI
                        -------------
                        Office and studio                    Owned              90,000 sq. ft.
                        Land                                 Owned              1.77 acres

                        DePere, WI
                       -----------
                       Transmission tower site               Owned              3.54 acres

KWQC.................  Davenport, Iowa
                       ---------------
                       Office and Studio                     Owned              59,786 sq. ft.
                       Land                                  Owned              86,978 sq. ft.
                       Alternate satellite dish site         Leased             900 sq. ft
                       Bettendorf, Iowa
                       ----------------
                       Transmission tower site               Owned              68.688 acres (2
                                                                                parcels)

KELO.................  Sioux Falls, South Dakota
                       -------------------------
                       Land, office and studio               Owned             23,700 sq. ft.
                       Transmission tower site               Owned             58.23 acres
                       Auxiliary transmission tower site     Leased            26.42 acres
                       Reliance, South Dakota
                       ----------------------
                       Transmission tower site               Owned             5.83 acres
                       Rapid City, South Dakota
                       ------------------------
                       Office and studio                     Leased            3,555 sq. ft.
                       Transmission tower site               Owned             1 acre
                       Philip, South Dakota
                       --------------------
                       Transmission tower                    Leased            8.23 acres
                       Wall, South Dakota
                       ------------------
                       Transmission tower site               Leased            4 acres
                       Beresford, South Dakota
                       -----------------------
                       Transmission tower site               Leased            2.1 acres
                       DeSmet Township, South Dakota
                       ------------------------------
                       Doppler radar tower site              Owned             0.55 acres
                       Garden City, South Dakota
                       -------------------------
                       Transmission tower site               Owned             1 acre
                       Auxiliary transmission tower          Owned             1 acre
                       Farmer, South Dakota
                       --------------------
                       Transmission tower site               Owned             1 acre
                       Mt. Vernon, South Dakota
                       ------------------------
                       Transmission tower site               Owned             1 acre


                           Metropolitan Area                 Owned or
                                and Use                      Leased           Approximate Size
                       ---------------------                --------          ----------------


                       White Lake, South Dakota
                       ------------------------
                       Transmission tower site               Owned             1 acre
                       New Underwood, South Dakota
                       ---------------------------
                       Transmission tower site               Leased            200 sq. ft.
                       Huron, South Dakota
                       -------------------
                       Doppler radar tower site              Leased            480 sq. ft.

WLNS.................  Lansing, Michigan
                       -----------------
                       Office and studio                     Owned             19,000 sq. ft.
                       Land                                  Owned             4.75 acres
                       Meridian, Michigan
                       ------------------
                       Transmission tower site               Owned             40 acres

KLFY.................  Lafayette, Louisiana
                       --------------------
                       Office and studio                     Owned             24,800 sq. ft.
                       Land                                  Owned             3.17 acres
                       Maxie, Louisiana
                       ----------------
                       Transmission tower site               Leased            8.25 acres

WKBT.................  La Crosse, Wisconsin
                       --------------------
                       Office and studio                     Owned             12,600 sq. ft.
                       Gailesville, Wisconsin
                       ----------------------
                       Transmission tower site               Owned             133,600 sq. ft.

WTVO.................  Rockford, Illinois
                       ------------------
                       Office and studio                     Owned             15,200 sq. ft.
                       Land                                  Owned             14 acres

----------------------
(1) Station owns tower structure and related building, with non-exclusive easement for access to underlying property, which is owned by a third party.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company are as follows:

    Name                      Age                      Position
    ----                      ---                      --------

    Vincent J. Young          50                Chairman and Director

    Adam Young                84                Treasurer and Director

    Ronald J. Kwasnick        51                President and Director

    James A. Morgan           49                Executive Vice President
                                                           and Secretary
    Deborah A. McDermott      43                Executive Vice President-
                                                        Operations

    Vincent J. Young has been the Chairman and a director of the Company since its inception in 1986. Mr. Young is also a member of the Compensation and Audit Committees of the Company. Mr. Young co-founded the Company with Adam Young. Vincent Young is also a director and the Chairman of each of the corporate Subsidiaries. Prior to becoming the Chairman of the Company, he worked at Adam Young Inc. for ten years in various marketing and representative capacities, including Vice-President, General Sales Manager, Eastern Sales Manager and Manager of the Chicago office. Vincent Young is the son of Adam Young.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

                                   High               Low
                                   ----               ---

        Quarters Ended

        March 31, 1996           $32.25              $25.00
        June 30, 1996             38.25               27.75
        September 30, 1996        41.50               29.00
        December 31, 1996         36.00               26.25


        March 31, 1997           $31.25              $22.13
        June 30, 1997             34.63               24.00
        September 30, 1997        38.50               30.50
        December 31, 1997         41.25               32.00


          At February 27, 1998, there were approximately 37 and 27 stockholders of record of the Company's Class A and Class B Common Stock, respectively. Such number does not include beneficial owners holding shares through nominee names.

RECENT SALE OF UNREGISTERED SECURITIES

          On June 23, 1997, the Company sold $200.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes (the "June 1997 Notes") due 2007 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Initial Purchaser") pursuant to a purchase agreement dated June 16, 1997 in a transaction not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption under Section 4(2) of the Securities Act as a transaction not involving a public offering. The Initial Purchaser subsequently resold the June 1997 Notes to qualified institutional buyers in reliance upon Rule 144A under the Securities Act of 1933. In July 1997, the June 1997 Notes were exchanged for substantially identical notes registered pursuant to an exchange offer filed under a Registration Statement on Form S-4 with the Securities and Exchange Commission.

          The net proceeds of the June 1997 Notes of approximately $198.2 million, after deducting the Initial Purchaser's discount, were used to repay certain outstanding indebtedness including accrued interest under the Company's then outstanding senior credit facility.

DIVIDEND POLICY

          The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Senior Credit Facility and the Indentures relating to the Company's outstanding Senior Subordinated Notes (the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Senior Credit Facility, the Company's ability to pay dividends on its Common Stock is limited. See Management's Discussion and Analysis-Liquidity. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to, the dividend no default would result under the Indentures and the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, the dividend may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

          The following table presents selected consolidated financial data of the Company for the five years ended December 31, 1997, which have been derived from the Company's audited consolidated financial statements.

          The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.


                                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------
                                                   1993                1994             1995            1996           1997
                                            ------------      --------------      -----------   -------------   ------------
                                                         (dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenues (1)........................        $61,792             $78,788         $122,530        $154,343       $263,535
Operating expenses,  including selling,
   general and administrative expenses           28,460              33,800           51,614          64,689        106,708
Amortization of program license rights            3,969               4,400            6,418          11,034         38,279
Depreciation and amortization...........         13,859              15,280           24,572          30,946         46,941
Corporate overhead......................          1,350               2,052            3,348           4,344          7,150
Non-cash compensation paid in
   common stock (2).....................          -                   6,497            1,167             848            967
                                           ------------      --------------      -----------   -------------   ------------

Operating income........................         14,154              16,759           35,411          42,482         63,490
Interest expense........................         17,778              19,105           32,644          42,838         64,103
Other expenses (income), net............            141                   3              233          (1,261)           493
                                           ------------      --------------      -----------   -------------   ------------
Net (loss) income before extraordinary
  item and cumulative effect of change
  in  accounting principle..............         (3,765)             (2,349)           2,534             905         (1,106)
Extraordinary loss on extinguishment
   of debt (3)..........................          -                  (6,027)          (9,125)            -           (9,243)
Cumulative effect of change in
   accounting principle (4).............         (1,520)              -                -                 -            -
                                           ------------      --------------      -----------   -------------   ------------
Net (loss) income.......................        $(5,285)            $(8,376)     $    (6,591)           $905    $   (10,349)
                                           ============      ==============      ===========   =============   ============

Basic and diluted net (loss) income per
   common share before extraordinary
   item and cumulative effect of change
   in accounting  principle (5).........         $(3.82)             $(3.62)           $0.23           $0.08         $(0.08)
Basic and diluted net (loss) income per
   common share(5)......................          (4.50)              (5.42)           (0.61)           0.08          (0.74)
Basic shares used in earnings per share
   calculation..........................      2,234,370           3,339,794       10,838,972      11,379,298     13,989,969
Diluted shares used in earnings per
   share calculation....................      2,234,370           3,339,794       11,071,154      11,783,122     13,989,969

OTHER FINANCIAL DATA:
Cash flow provided by operating
   activities...........................         $9,559              $8,527          $22,231         $24,707        $41,025
Payments for program license
   liabilities..........................          4,003               4,170            6,747          10,385         38,610
Broadcast cash flow (6).................         29,329              40,818           64,169          79,269        118,217
Broadcast cash flow margin..............           47.5%               51.8%            52.4%           51.4%          44.9%
Operating cash flow (7).................         27,979              38,766           60,821          74,926        111,067
Capital expenditures....................           $686              $1,206           $4,484          $4,992         $9,034

BALANCE SHEET DATA (AS OF  END OF
       PERIOD):
Total assets............................       $158,231            $316,827         $296,098        $893,151       $845,966
Long-term debt (including current
 portion)...............................        196,156             305,050          297,993         678,927        657,672
Stockholders' (deficit) equity..........       $(51,686)           $(11,654)        $(25,544)        $80,504        $59,846

(1) Net revenues are total revenues net of agency and national representation commissions.

(2) Represents non-cash charges for the issuance to key employees in 1994, 1996 and 1997 of shares of Common Stock and in 1995 of shares of Common Stock and below-market options to purchase shares of Common Stock.

(3) Extraordinary loss for the years ended December 31, 1994, 1995 and 1997 resulted from the early extinguishment of debt. See Note 5 to Notes to Consolidated Financial Statements.

(4) Cumulative effect of change in accounting principle for the year ended December 31, 1993 resulted from a change in accounting principle for amortization of program license rights.

(5) The earnings (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, Earnings per Share ("Statement No. 128"). For further discussion of Earnings per Share and the impact of Statement No. 128, see Note 2 to Notes to the Consolidated Financial Statements.

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

  Most advertising contracts are short-term, and generally run only for a few weeks. The Company estimates that at least 64% of the 1997 annual gross revenue of the Company's stations is generated from local advertising, which is sold by a station's sales staff directly to local accounts, and the remainder of the advertising revenue primarily represents national advertising, which is sold by a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising, and, on national advertising, the stations also pay commissions to the national sales representative.

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

  The following table sets forth certain operating data for the years ended December 31, 1995, 1996 and 1997:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                         1995                 1996                 1997
                                                                         ----                 ----                 ----
                                                                               (dollars in thousands)
Operating Income.................................................       $35,411             $ 42,482            $ 63,490
Add:
     Amortization of Program License Rights......................         6,418               11,034              38,279
     Depreciation and amortization...............................        24,572               30,946              46,941
     Corporate Overhead..........................................         3,348                4,344               7,150
     Non-cash compensation paid in common stock..................         1,167                  848                 967
Less:
     Payments for Program License Liabilities....................        (6,747)             (10,385)            (38,610)
                                                                   ------------        -------------        ------------
Broadcast Cash Flow..............................................       $64,169             $ 79,269            $118,217
                                                                   ============        =============        ============


TELEVISION REVENUES

  Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:


                                                                    Year Ended December 31,
                                                                    -----------------------
                                                1995                          1996                             1997
                                            ------------                      ----                             ----
                                       Amount                %        Amount                 %       Amount               %
                                    -----------     ----------      ----------     -----------    ------------    ---------
                                                                    (dollars in thousands)
Revenues
   Local..........................     $ 77,980           54.3%       $ 99,684           55.1%        $197,519         63.7%
   National.......................       51,546           35.9          57,298           31.6           95,106         30.6
   Network compensation...........        9,873            6.9          11,335            6.3           12,600          4.1
   Political......................        1,835            1.3           9,791            5.4            1,322          0.4
   Production and other...........        2,321            1.6           2,849            1.6            3,725          1.2
                                    -----------     ----------      ----------     ----------     ------------    ---------
                    Total.........      143,555          100.0         180,957          100.0          310,272        100.0

Agency and sales representative
   commissions....................      (21,025)         (14.6)        (26,614)         (14.7)         (46,737)       (15.1)
                                    -----------     ----------      ----------     ----------     ------------    ---------
Net Revenues......................     $122,530           85.4%       $154,343           85.3%        $263,535         84.9%
                                    ===========     ==========      ==========     ==========     ============    =========

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Actual
  ------

  The following historical financial information includes the results of KWQC-TV, KELO-TV and KCAL-TV (the "Acquired Stations") which were acquired on April 15, 1996, May 31, 1996, and November 23, 1996, respectively, for the periods commencing upon their respective acquisition dates by the Company.

  Net revenues for the year ended December 31, 1997 were $263.5 million, an increase of $109.2 million, or 70.8% compared to $154.3 million for the year ended December 31, 1996, with the Acquired Stations accounting for $107.5 million of such increase. Local and national revenues were $197.5 million and $95.1 million for the year ended December 31, 1997, compared to $99.7 million and $57.3 million for the year ended December 31, 1996, increases of $97.8 million and $37.8 million, respectively. The Acquired Stations accounted for $93.0 million and $34.6 million of the local and national increases, respectively. Political revenue for the year ended December 31, 1997 was $1.3 million, a decrease of $8.5 million from the year ended December 31, 1996. The decrease was attributable to 1996 being a national election year with more state and local elections, while 1997 had only limited state and local elections.

  Operating expenses, including selling, general and administrative expenses for the year ended December 31, 1997 were $106.7 million, compared to $64.7 million for the year ended December 31, 1996, an increase of $42.0 million, or 64.9%. The Acquired Stations accounted for all of such increase.

  Amortization of program license rights for the year ended December 31, 1997 was $38.3 million, compared to $11.0 million for the year ended December 31, 1996, an increase of $27.3 million, or 248.2% with the Acquired Stations accounting for all of such increase.

  Depreciation of property and equipment and amortization of intangibles was $46.9 million for the year ended December 31, 1997, compared with $30.9 million for the comparable period in 1996, an increase of $16.0 million or 51.8%. The Acquired Stations accounted for all of such increase.

  The Company made payments for program license liabilities of $38.6 million during the year ended December 31, 1997, compared to $10.4 million for the year ended December 31, 1996, an increase of $28.2 million, or 271.1%. The Acquired Stations accounted for $27.8 million of this increase.

  Corporate overhead for the year ended December 31, 1997 was $7.2 million, compared to $4.3 million for the comparable period in 1996, an increase of $2.9 million, or 67.4%. This was the result of additional personnel, administrative costs and incentive compensation programs.

  Non-cash compensation paid in Common Stock for the year ended December 31, 1997 was $1.0 million, compared to $848,000 for the year ended December 31, 1996.

  Net interest expense for the year ended December 31, 1997 was $64.1 million, compared to $42.8 million for the comparable period in 1996, an increase of $21.3 million, or 49.8%. The increase is primarily attributable to the Company's higher debt level associated with the purchase of the Acquired Stations in 1996.

  On June 23, 1997, the Company completed an offering (the "June 1997 Notes Offering") of $200.0 million principal amount of its 8 3/4% Senior Subordinated Notes due 2007. The Company used the net proceeds of the June 1997 Notes Offering (approximately $198.2 million) to repay certain outstanding indebtedness including accrued interest under the then outstanding senior credit facility.

  On November 25, 1997, the Company amended and restated its then outstanding senior credit facility. Net deferred charges of $9.2 million were recorded as an extraordinary loss on early extinguishment of debt.

  As a result of the factors discussed above, the net loss for the Company was $10.3 million for the year ended December 31, 1997, compared with net income of $905,000 for the same period in 1996, a decrease of $11.2 million. The 1997 net loss includes an extraordinary item of $9.2 million as discussed above.

  Broadcast cash flow for the year ended December 31, 1997 was $118.2 million, compared with $79.3 million for the year ended December 31, 1996, an increase of $38.9 million, or 49.1%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) for the year ended December 31, 1997 decreased to 44.9% from 51.4% for the same period in 1996. The increase in broadcast cash flow was a direct result of the Acquired Stations and continued expense controls. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL-TV, an independent station. Independent stations generally operate at lower margins than those associated with networks.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Actual
  ------

  The following historical financial information include the results of the Acquired Stations since their respective dates of acquisition.

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

  Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 1996 were $64.7 million, compared to $51.6 million for the year ended December 31, 1995, an increase of $13.1 million, or 25.4%. The Acquired Stations accounted for $12.9 million and the remaining increase was primarily attributed to higher local sales commissions resulting from higher sales volume.

  Amortization of program license rights for the year ended December 31, 1996 was $11.0 million, compared to $6.4 million for the year ended December 31, 1995, an increase of $4.6 million, or 71.9%, with the Acquired Stations accounting for $3.9 million of such increase.

  Depreciation of property and equipment and amortization of intangible assets was $30.9 million for the year ended December 31, 1996, compared with $24.6 million for the comparable period in 1995, an increase of $6.3 million, or 25.6%. The increase results from depreciation and amortization at the Acquired Stations of $5.6 million, and the remaining increase was primarily attributable to increased capital expenditures in 1996.

  The Company made payments for program license liabilities of $10.4 million during the year ended December 31, 1996, compared to $6.7 million for the year ended December 31, 1995, an increase of $3.7 million, or 55.2%. Payments associated with the Acquired Stations were $3.5 million.

  Corporate overhead for the year ended December 31, 1996 was $4.3 million, compared to $3.3 million for the comparable period in 1995, an increase of $1.0 million, or 30.3%. This was the result of additional personnel, administrative and incentive compensation programs.

  Non-cash compensation paid in Common Stock for the year ended December 31, 1996 was $848,000 million, compared to $1.2 million for the year ended December 31, 1995.

  Net interest expense for the year ended December 31, 1996 was $42.8 million, compared with $32.6 million for the comparable period in 1995, an increase of $10.2 million, or 31.3%. The increase is primarily attributable to the Company's higher debt level following the January 1996 Senior Subordinated Note Offering (as defined) and the higher debt associated with the purchase of the Acquired Stations.

  The Company held a $25 million interest rate swap agreement which expired on April 18, 1996. The interest expense resulting from this swap agreement amounted to $315,000 in 1996 and $952,000 in 1995.

  On June 12, 1995, the Company completed an offering (the "June 1995 Notes Offering") of $125 million principal amount of its 10 1/8% Senior Subordinated Notes due 2005. The Company used the net proceeds of the June 1995 Notes Offering (approximately $120.0 million) to repay certain of its then outstanding indebtedness under the Senior Credit Facility. Concurrently with the closing of the June 1995 Notes Offering, the Company entered into an amendment to its Senior Credit Facility. Net deferred charges of $9.1 million were recorded as an extraordinary loss on early extinguishment of debt in 1995.

  As a result of the factors discussed above, the net income for the Company was $905,000 for the year ended December 31, 1996, compared with a net loss of $6.6 million for the same period in 1995, an increase of $7.5 million. The 1995 net loss includes the extraordinary non-recurring loss of $9.1 million discussed above.

  Broadcast cash flow for the year ended December 31, 1996 was $79.3 million, compared with $64.2 million for the year ended December 31, 1995, an increase of $15.1 million, or 23.5%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) for the year ended December 31, 1996 decreased to 51.4% from 52.4% for the same period in 1995. The increase in broadcast cash flow was a direct result of the Acquired Stations and continued expense controls. The decrease in broadcast cash flow margins is attributable to the purchase of KCAL, an independent station. Independent stations generally operate at lower margins than those associated with networks. Approximately $13.0 million of the increased broadcast cash flow in 1996 is attributable to the Acquired Stations.

Pro Forma Financial Data

The following unaudited pro forma information gives effect to the acquisitions of KWQC, KELO and KCAL (including annualized net expense reductions) and a new affiliation agreement for WTVO as if they had been effected on January 1, 1996. The pro forma information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.


                                                              Year Ended
                                                              ----------
                                                              December 31,
                                                          1996(1)      1997(5)
                                                          ----         ----
                                                             (in thousands)
       Net revenues (2).............................     $261,542     $263,535
       Operating expenses, including selling,
       general and administrative expenses..........      103,941      106,708
       Amortization of program license rights.......       32,924       38,279
       Depreciation and amortization................       50,931       46,941
       Corporate overhead...........................        4,643        7,150
       Non-cash compensation paid in common stock...          848          967
                                                       -----------------------
       Operating income.............................     $ 68,255     $ 63,490
                                                       =======================

       Broadcast cash flow (3)......................     $124,830     $118,217
       Broadcast cash flow margin...................         47.7%        44.9%
       Operating cash flow (4)......................     $120,187     $111,067
       Capital expenditures.........................       10,424        9,034

(1) Pro forma adjustments to net revenues include additional annualized network compensation payable to the Company under the new KELO affiliation agreement and a programming change at KWQC in the aggregate amount of $179,000 for the year ended December 31, 1996. Pro forma adjustments to net revenues also include a decrease of $803,000 for the year ended December 31, 1996 relating to seven sitcoms not purchased in connection with the KCAL Acquisition. Pro forma adjustments include expense reductions relating to the KWQC, KELO and KCAL acquisitions of approximately $22.8 million for the year ended December 31, 1996.

(2) Net revenues are total revenues of agency and national representation commissions.

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

(5)  Actual results of  operations for the year ended December 31, 1997.

Impact of Year 2000

  The Company is performing a review of its year 2000 compliance relative to all of its computer hardware and software. Management believes that no material costs will be incurred to become year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity are cash flow from operations and funds available under its senior credit facility.

  On November 25, 1997, the Company's senior credit facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of five year revolving credit facility (the "Senior Credit Facility"). As of December 31, 1997, there was $82.3 million outstanding under the Senior Credit Facility.

  The Senior Credit Facility has a $285.0 million sublimit (the "Sublimit") for borrowings in connection with the acquisition of additional television stations (and businesses, if any, incidental thereto) pursuant to transactions which meet the following criteria: (i) each of the acquired stations will become a wholly-owned subsidiary of the Company and will become a part of the lenders' security package under the Senior Credit Facility, and (ii) the Company can demonstrate that after giving pro forma effect to each such acquisition (based upon assumptions, including identified cost savings, that the agents for the lenders find reasonable), the Company will be in compliance with all of the terms and conditions of the Senior Credit Facility.

  Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $70.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the Indentures. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures. Undrawn amounts under the Senior Credit Facility are available to the Company for working capital requirements and general corporate purposes.

  Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 0.75% based upon a ratio under 4:1 to 2.00% based upon a 6:1 or greater ratio.

  Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

  The Senior Credit Facility imposes restrictions on the Company's ability to incur additional indebtedness. The Company will be permitted to incur, subject to the terms of the Indentures and satisfaction of the financial covenants of the Senior Credit Facility, unsecured subordinated debt, provided that the subordination and mandatory redemption provisions and the maturity of such indebtedness are comparable to the Company's existing Senior Subordinated Notes and that the net proceeds in excess of any permitted acquisition are used to repay the outstanding balance of the Senior Credit Facility by the amount of such excess. The Company is also restricted as to the amount of its capital lease obligations and guarantees. The Senior Credit Facility also restricts the ability of the Company to amend material terms of the Indentures.

  The Senior Credit Facility requires the Company to maintain certain financial ratios. The Company is required to maintain a total debt/operating cash flow ratio ranging from 6.25x to 5.00x depending on senior debt leverages. The Company is also required to maintain a senior debt/operating cash flow ratio ranging from 3.00x to 2.25x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.60x to 2.25x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

  The Company is required to apply the proceeds from permitted equity issuances and certain subordinated debt issuances, to the extent it exceeds the purchase price for permitted acquisitions or permitted redemptions of Senior Subordinated Debt, to reduce the Company's senior debt levels. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. The Company may, subject to the financial covenants of the Senior Credit Facility, sell assets constituting less than 15% of its operating cash flow.

  Interest on the January 1996 Notes is payable semi-annually on January 15 and July 15, interest on the June 1995 Notes is payable semi-annually on February 15 and August 15, interest on the Company's 11 3/4% Senior Subordinated Notes due 2004 (the "November 1994 Notes") is payable semi-annually on May 15 and November 15, and interest on the June 1997 Notes is payable semi-annually on June 15 and December 15. The Indentures impose certain limitations on the ability of the Company and certain of its Subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any Senior Debt and senior in right of payment to the Notes, incur liens, impose restrictions on the ability of a Subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

  A $5.0 million portion of the purchase price in connection with the November 1994 acquisitions has been deferred (having a net present value as of December 31, 1997, discounted at 11.9%, of $1.7 million) and is payable over the remaining two-year-period, without interest, in equal annual installments, with three such installments having been paid on November 14, 1995, 1996 and 1997. The Company paid a $3.0 million portion of the purchase price in connection with the KELO Acquisition by delivery of a promissory note, which requires quarterly payments of interest accruing at the prime rate, and the principal amount of which will be payable in full on May 31, 1998.

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

INCOME TAXES

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company has $185.0 million of net operating loss ("NOL") carryforwards which are subject to annual limitations imposed by Internal Revenue Code Section 382. See Note 9 to Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                                             Page
                                                                                             ----
Report of Independent Auditors                                                                39
Consolidated Balance Sheets as of December 31, 1996 and 1997                                  40
Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997    41
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31,
       1995, 1996 and 1997                                                                    42
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997    43
Notes to Consolidated Financial  Statements                                                   44
Schedule II - Valuation and Qualifying Accounts                                               58

                         Report of Independent Auditors



Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



New York, New York
February 6, 1998

                   Young Broadcasting Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                                       December 31,
                                                                                                  1996           1997
                                                                                            -----------------------------
ASSETS

Current assets:

 Cash and cash equivalents (Note 2)                                                            $  7,004,744  $  1,652,428
 Trade accounts receivable, less allowance for doubtful accounts of
         $2,210,000 in 1996 and $1,872,000 in 1997                                               60,152,494    60,192,889
 Current portion of loans receivable - officers (Note 12)                                           391,862       311,358
 Current portion of program license rights (Notes 2 and 4)                                       21,678,077    23,327,160
 Prepaid expenses                                                                                 1,852,728     1,996,406
                                                                                            -----------------------------
Total current assets                                                                             91,079,905    87,480,241

Property and equipment, less accumulated depreciation and amortization of  $79,497,810 in
 1996 and $98,731,094 in 1997 (Notes 2 and 11)                                                  147,301,955   112,750,987

Program license rights, excluding current portion (Notes 2 and 4)                                 2,436,121     1,220,121
Deposits and other assets                                                                           457,354     1,171,852
Loans receivable - officers, excluding current portion (Note 12)                                  1,040,445       600,000
Broadcasting licenses and other intangibles, less accumulated amortization of
     $73,462,193 in 1996 and $96,631,332 in 1997 (Note 2)                                       624,074,518   626,507,872
Deferred charges, less accumulated amortization of $4,338,888 in 1996
    and $7,236,107 in 1997 (Notes 2, 3 and 5)                                                    26,760,865    16,235,423
                                                                                            -----------------------------
Total assets                                                                                   $893,151,163  $845,966,496
                                                                                            =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Trade accounts payable                                                                     $  23,392,064   $  18,997,702
 Accrued interest (Notes 6 and 7)                                                              13,359,133      12,806,872
 Accrued expenses                                                                               5,802,974       6,114,268
 Current installments of program license liability (Notes 2 and 4)                             17,312,771      18,026,986
 Current installments of long-term debt (Note 6)                                               11,913,237       3,907,834
 Current installments of obligations under capital leases (Note 11)                               802,851         470,981
                                                                                          -------------------------------
Total current liabilities                                                                      72,583,030      60,324,643

Program license liability, excluding current installments (Notes 2 and 4)                       2,403,121       1,052,659
Long-term debt, excluding current installments (Note 6)                                       295,535,960      83,076,951
Senior Subordinated Notes (Note 7)                                                            370,000,000     570,000,000
Deferred tax liabilities (Note 9)                                                              71,450,273      71,450,273
Obligations under capital leases, excluding current installments (Note 11)                        674,556         216,362
                                                                                          -------------------------------
Total liabilities                                                                             812,646,940     786,120,888
                                                                                          -------------------------------

Stockholders' equity (Note 8):
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 12,208,127 shares at 1996 and 11,850,504 shares at 1997                              12,209          11,851

 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 2,022,230 shares at 1996 and 1,997,340 shares at 1997                                 2,022           1,997

 Additional paid-in capital                                                                   233,190,382     222,881,546
 Accumulated deficit                                                                         (152,700,390)   (163,049,786)
                                                                                          -------------------------------
Total stockholders' equity                                                                     80,504,223      59,845,608
                                                                                          -------------------------------
Total liabilities and stockholders' equity                                                  $ 893,151,163   $ 845,966,496
                                                                                          ===============================

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                                      YEAR  ENDED DECEMBER 31,
                                                                          1995                 1996                1997
                                                                    ----------------------------------------------------------
Net operating revenue                                                    $122,529,927        $154,342,931         $263,534,581
                                                                    ----------------------------------------------------------

Operating expenses                                                         28,033,649          35,614,209           64,700,352
Amortization of program license rights                                      6,418,181          11,033,812           38,279,226
Selling, general and administrative expenses                               23,580,352          29,074,947           42,007,903
Depreciation and amortization                                              24,572,388          30,945,622           46,940,592
Corporate overhead                                                          3,347,931           4,343,449            7,150,096
Non-cash compensation (Notes 8 and 10)                                      1,166,651             848,469              967,112
                                                                    ----------------------------------------------------------
Operating income                                                           35,410,775          42,482,423           63,489,300
                                                                    ----------------------------------------------------------

Interest income                                                               378,380           2,098,939              263,351
Interest expense                                                          (32,644,274)        (42,837,629)         (64,102,237)
Other expenses, net                                                          (611,138)           (838,434)            (756,682)
                                                                    ----------------------------------------------------------
                                                                          (32,877,032)        (41,577,124)         (64,595,568)
                                                                    ----------------------------------------------------------
Income (loss) before extraordinary item                                     2,533,743             905,299           (1,106,268)
Extraordinary loss on extinguishment of debt (Note 5)                      (9,125,000)                  -           (9,243,128)
                                                                    ----------------------------------------------------------
Net (loss) income                                                        $ (6,591,257)       $    905,299         $(10,349,396)
                                                                    ==========================================================



Income (loss) per common share-basic and diluted:
     Income (loss) before extraordinary item                                     $.23                $.08                $(.08)
     Extraordinary loss on extinguishment of debt                                (.84)                  -                 (.66)
                                                                    ----------------------------------------------------------
Net (loss) income per common share-basic and diluted                            $(.61)               $.08                $(.74)
                                                                    ==========================================================
       Weighted average shares-basic                                       10,838,972          11,379,298           13,989,969
                                                                    ==========================================================

       Weighted average shares - diluted                                   11,071,154          11,783,122           13,989,969
                                                                    ==========================================================


See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)


                                                  Common Stock           Additional                         Total
                                        -------------------------------    Paid-In      Accumulated     Stockholders'
                                          Class A   Class B   Class C      Capital        Deficit      Equity (Deficit)
                                        ---------   -------   -------   ------------   -------------   ---------------
Balance at January 1, 1995                $ 4,825    $2,039   $ 3,955   $135,349,516   $(147,014,432)     $(11,654,097)
 Contribution of shares into Company's
  defined contribution plan                    22         -         -        471,866               -           471,888
 Issuance of stock options below market
  value                                         -         -         -        366,094               -           366,094
 Exercise of stock options                     19         -         -         49,981               -            50,000
 Conversion of Class B and C Common
  Stock to Class A Common Stock               116       (10)     (106)             -               -                 -
 Repurchase and retirement of Class A
  and C Common Stock                          (27)        -      (285)    (8,186,433)              -        (8,186,745)

 Net (loss) for 1995                            -         -         -              -      (6,591,257)       (6,591,257)
                                        ---------   -------   -------   ------------   -------------   ---------------

Balance at December 31, 1995                4,955     2,029     3,564    128,051,024    (153,605,689)      (25,544,117)
 Repurchase and retirement of Class A
  Common Stock                               (111)        -         -     (2,923,693)              -        (2,923,804)
 Contribution of shares into Company's
  defined contribution plan                    28         -         -        728,641               -           728,669
 Exercise of stock options                     16         -         -        313,495               -           313,511
 Issuance of stock options below market
  value                                         -         -         -         15,400               -            15,400
 Conversion of Class C Common Stock to
  Class A Common Stock                      2,064         -    (2,064)             -               -                 -
 Issuance of Class A Common Stock           5,250         -         -    161,772,765               -       161,778,015
 Repurchase of Class C Common Stock             -         -    (1,500)   (54,767,250)              -       (54,768,750)
 Conversion of Class B Common Stock to
  Class A Common Stock                          7        (7)        -              -               -                 -
 Net Income for 1996                            -         -         -              -         905,299           905,299
                                        ---------   -------   -------   ------------   -------------   ---------------
Balance at December 31, 1996               12,209     2,022         -    233,190,382    (152,700,390)       80,504,223
 Contribution of shares into Company's
  defined contribution plan                    53         -         -      1,574,958               -         1,575,012
 Exercise of stock options                     23         -         -        454,227               -           454,249
 Repurchase and retirement of Class A
  Common Stock                               (459)        -         -    (12,338,021)              -       (12,338,480)
 Conversion of Class B Common Stock to
  Class A Common Stock                         25       (25)        -              -               -                 -
 Net Loss for 1997                              -         -         -              -     (10,349,396)      (10,349,396)
                                        ---------   -------   -------   ------------   -------------   ---------------
Balance at December 31, 1997              $11,851    $1,997   $     -   $222,881,546   $(163,049,786)     $ 59,845,608
                                        =========   =======   =======   ============   =============   ===============

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                      Year ended December 31,
                                                                              1995            1996            1997
                                                                       -----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                        $  (6,591,257)  $     905,299   $ (10,349,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                   13,640,551      16,832,919      19,522,619
  Amortization of program license rights                                     6,418,181      11,033,812      38,279,226
  Amortization of broadcasting licenses, other intangibles
         and deferred charges                                               10,931,837      14,112,703      27,417,973
  Non-cash compensation paid in Common Stock                                 1,166,651         848,469         967,112
  Non-cash interest expense on outstanding indebtedness                        420,712         357,147         275,588
  Loss on disposal of fixed assets                                               -             106,601         467,920
  Extraordinary loss on extinguishment of debt                               9,125,000           -           9,243,128
  Deferred acquisition and debt refinancing costs incurred                  (3,437,500)    (13,125,000)     (1,760,000)
  Payments on programming license liabilities                               (6,747,028)    (10,384,982)    (38,609,618)
  (Increase) decrease in trade accounts receivable                          (3,111,102)     (4,367,243)        480,554
  Increase in prepaid expenses                                                (197,842)       (703,641)       (143,678)
  (Decrease) increase in trade accounts payable                               (713,168)      6,067,699      (5,133,300)
  Increase in accrued expenses                                               1,326,436       3,023,127         366,933
                                                                       -----------------------------------------------
Net cash provided by operating activities                                   22,231,471      24,706,910      41,025,061
                                                                       -----------------------------------------------

INVESTING ACTIVITIES
Purchase of  KCAL-TV                                                             -        (387,508,018)        -
Purchase of KWQC-TV                                                              -         (57,173,000)        -
Purchase of KELO-TV                                                              -         (48,281,308)        -
Capital expenditures                                                        (4,484,478)     (4,991,766)     (9,033,690)
(Increase) decrease in deposits and other assets                            (1,315,839)      1,113,231        (214,498)
Increase in broadcast licenses and other intangibles                             -              -           (2,508,374)
                                                                       -----------------------------------------------
Net cash used in investing activities                                       (5,800,317)   (496,840,861)    (11,756,562)
                                                                       -----------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                         -         305,000,000          -
Proceeds from issuance of public subordinated debt                         125,000,000     125,000,000     200,000,000
Borrowings from working capital facility                                    17,000,000      25,400,000          -
Principal payments on long-term debt                                      (149,235,202)    (79,164,798)   (220,740,000)
Deferred acquisition and debt refinancing costs incurred                    (3,694,868)     (4,872,776)     (1,206,520)
Net proceeds from issuance of Class A Common Stock                               -         161,778,015          -
Repurchase of Class A and Class C Common Stock                              (8,186,745)    (57,692,555)    (12,338,480)
Proceeds from exercise of options                                               50,000         313,511         454,249
Principal payments under capital lease obligations                            (243,108)        (48,335)       (790,064)
                                                                       -----------------------------------------------
Net cash (used in) provided by financing activities                        (19,309,923)    475,713,062     (34,620,815)
                                                                       -----------------------------------------------

Net (decrease) increase in cash                                             (2,878,769)      3,579,111      (5,352,316)
Cash and cash equivalents at beginning of year                               6,304,402       3,425,633       7,004,744
                                                                       -----------------------------------------------
Cash and cash equivalents at end of year                                 $   3,425,633   $   7,004,744   $   1,652,428
                                                                       ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $  29,199,781   $  35,980,944   $  63,930,212


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

PROGRAM LICENSE RIGHTS

Program license rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, and when the Company has the right to multiple showings, are amortized using an accelerated method. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program rights with lives of one year or less are amortized on a straight-line basis.


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

                   Young Broadcasting Inc. and Subsidiaries

                                                            ESTIMATED

   CLASSIFICATION                                         USEFUL LIVES
   -------------------------------------------------------------------

   Land improvements                                       5-19 years
   Buildings and building improvements                     5-40 years
   Broadcast equipment                                     3-10 years
   Office furniture, fixtures and other equipment           5-8 years
   Vehicles                                                 3-5 years

Property and equipment at December 31, 1996 and 1997 consist of the following:

                                                            1996          1997
                                                       -------------------------
                                                              (in thousands)

   Land and land improvements                             $  6,169     $  8,097
   Buildings and building improvements                      34,406       37,195
   Broadcast equipment                                     174,108      152,096
   Office furniture, fixtures and other equipment            8,175       10,174
   Vehicles                                                  3,942        3,920
                                                       -------------------------
                                                          $226,800     $211,482
                                                       ========================


BROADCASTING LICENSES AND OTHER INTANGIBLES

Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals. Intangible assets are amortized over varying periods, not exceeding 40 years. It is the Company's policy to account for broadcasting licenses and other intangibles at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of broadcasting licenses and other intangibles of the Company and its subsidiaries, management assesses the carrying value of the broadcasting licenses and other intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that the broadcasting licenses and other intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of the broadcasting licenses and other intangibles would be reduced to estimated realizable value.

DEFERRED CHARGES

Deferred charges incurred during 1995 consisted primarily of debt issuance costs incurred in connection with the Company's 10 1/8% Senior Subordinated Notes issued on June 12, 1995 (see Note 7), concurrent with an amendment to its Senior Credit Facility (see Note 6). As a result of the amendment, approximately $9.1 million of net deferred charges incurred prior to 1995 were expensed in 1995 and included as part of the extraordinary item in the accompanying statements of operations (see Note 5).

Deferred charges incurred during 1996 consisted primarily of debt issuance costs incurred in connection with the Company's 9% Senior Subordinated Notes issued on January 16, 1996 (see Note 7) and an amendment to and restatement of its Senior Credit Facility on November 15, 1996 (see Note 6).

Deferred charges incurred during 1997 consisted primarily of debt issuance costs incurred in connection with the Company's 8 3/4% Senior Subordinated Notes issued on June 23, 1997 (see Note 7), and an amendment to its Senior Credit Facility (see Note 6). As a result of the amendment, approximately $9.2 million of net deferred charges incurred in 1996 were expensed in 1997 and included as part of the extraordinary item in the accompanying statements of operations (see
Note 5).

                   Young Broadcasting Inc. and Subsidiaries

REVENUE

The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

BARTER ARRANGEMENTS

The Company, in the ordinary course of business, provides advertising air time to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment amounted to approximately $22,000, $36,000 and $681,000 in 1995, 1996, and 1997,
respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 1996 and 1997, of $5.0 million and $5.7 million, respectively.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

RECLASSIFICATION OF ACCOUNTS

Certain prior year amounts have been reclassified to conform to current year's presentation.

3. ACQUISITION OF STATIONS

On April 15, 1996, the Company acquired from Broad Street Television, L.P. the assets of KWQC-TV ("KWQC"), Channel 6, in Davenport, Iowa, for approximately $55 million plus outstanding receivables of the station. The acquisition was accounted for as a purchase. Based on the Company's allocation of the purchase price, intangible assets amounted to $44.3 million and are being amortized over their estimated lives which do not exceed 40 years. The KWQC acquisition was financed with approximately $56.2 million of net proceeds from the January 1996 $125 million 9% Senior Subordinated Notes Offering ("the January 1996 Notes") due 2006 (see Note 7). The operating results of KWQC are included in the Company's consolidated results of operations from the date of acquisition.

On May 31, 1996, the Company acquired from Midcontinent Television of South Dakota, a wholly owned subsidiary of Midcontinent Media, Inc., the assets of KELO-TV ("KELO"), Channel 11, in Sioux Falls, South Dakota and its satellite stations for $50 million plus outstanding receivables of the stations. This acquisition was accounted for as a purchase. Based on the Company's allocation of the purchase price, intangible assets amounted to $25.0 million and are being amortized over their estimated lives which do not exceed 40 years. The KELO acquisition was financed with approximately $15.7 million of net proceeds from the January 1996 Notes, $25.4 million under the Senior Credit Facility, a $3.0 million promissory note and the remaining balance from cash

                   Young Broadcasting Inc. and Subsidiaries balances of the Company. The operating results of KELO are included in the Company's consolidated results of operations from the date of acquisition.

On November 23, 1996, the Company acquired from a subsidiary of the Walt Disney Company the assets of KCAL-TV ("KCAL"), Channel 9, in Los Angeles, California, for $368 million plus working capital of approximately $19.5 million of the station. The acquisition was accounted for as a purchase. Based on the Company's final allocation of the purchase price, intangible assets amounted to approximately $328.5 million and are being amortized over their estimated lives which do not exceed 40 years. The final allocation resulted in an increase to intangibles and a similar decrease to property and equipment amounting to $21.8 million from amounts previously reported. The KCAL acquisition was financed with approximately $305.0 million under the Senior Credit Facility (see Note 6) and the remaining from an equity offering in 1996 (see Note 8). The operating results of KCAL are included in the Company's consolidated results of operations from the date of acquisition.

The following unaudited pro forma information gives effect to the acquisitions of KWQC, KELO and KCAL (including expense reductions) as if they had been effected on January 1, 1996. The pro forma information for the year ended December 31, 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

                                                   Year Ended December 31,
                                                 ---------------------------
                                                        (unaudited)
                                                 1996(1)             1997(3)
                                                 -------          ----------
                                                    (dollars in thousands)
Net operating revenue (2)                        $261,542         $263,535
Operating income                                   68,255           63,490
Income before extraordinary item                    3,512           (1,106)
Net income (loss)                                   3,512          (10,349)
Net income (loss) per common share:
          Basic                                     $0.31           $(0.74)
          Diluted                                   $0.30           $(0.74)

(1) Pro forma adjustments to net revenues include additional annualized network compensation payable to the Company under the KELO affiliation agreement and a programming change at KWQC in the aggregate amount of $179,000, for the year ended December 31, 1996. Pro forma adjustments to net revenues also include a decrease of $803,000, for the year ended December 31, 1996, relating to seven sitcoms not being purchased in connection with the KCAL acquisition.

     Pro forma adjustments include expense reductions relating to the KWQC, KELO and KCAL acquisitions of approximately $22.8 million, for the year ended December 31, 1996.

(2) Net operating revenue is total revenue net of agency and national representation commissions.

(3)  Actual results of operations for the year ended December 31, 1997.


4. PROGRAM LICENSE RIGHTS AND LIABILITY

The Company entered into agreements for program license rights which became available in 1996 and 1997 of approximately $7.4 million and $38.1 million, respectively.

The unpaid program license liability, which is reflected in the December 31, 1997 balance sheet, is payable during each of the years subsequent to 1997 as follows: 1998, $18.0 million; 1999, $814,000; 2000, $101,000; 2001, $47,000;
2002, $41,000 and thereafter $50,000.

                   Young Broadcasting Inc. and Subsidiaries

The obligation for programming that has been contracted for but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $12.8 million and $40.9 million at December 31, 1996 and 1997, respectively.

5. REFINANCING AND EXTRAORDINARY ITEMS

Deferred financing costs, arising from the financing plan implemented in 1994, with a net carrying value of $9.1 million were charged to 1995 earnings as an extraordinary item in connection with the Company's completion of an amendment and restatement of its Senior Credit Facility on June 12, 1995.

Deferred financing costs arising from an amendment to its Senior Credit Facility in 1996 (see Note 6), with a net carrying value of $9.2 million were charged to 1997 earnings as an extraordinary item in connection with the Company's completion of an amendment and restatement of its Senior Credit Facility.

6. LONG-TERM DEBT

Long-term debt (excluding Senior Subordinated Notes) at December 31, 1996 and 1997 consisted of the following:

                                                                    1996                   1997
                                                            -------------------------------------
                                                                       (dollars in thousands)
Senior Credit Facility                                            $302,000                $82,260
Nationwide Seller Note                                               2,449                  1,725
Midcontinent Seller Note                                             3,000                  3,000
                                                            -------------------------------------

Total long-term debt                                               307,449                 86,985
Less:
 Scheduled current maturities                                          908                    908
 Midcontinent Seller Note                                               -                   3,000
 Additional payments of excess cash required                        11,005                    -
                                                            -------------------------------------
Long-term debt excluding all current installments                 $295,536                $83,077
                                                            =====================================

On November 25, 1997, the Company amended and restated its Senior Credit Facility ("Senior Credit Facility"). The amendment provides for borrowings of up to an aggregate amount of $300.0 million consisting of a five year revolving facility ("Revolver").

At December 31, 1997, the Company had outstanding borrowings of $82.3 million under the Revolver, which approximates its fair value as its interest rate floats with market conditions. The Company pays an annual commitment fee of 0.375% of the unused commitment.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the bank's base rate, London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a floating percentage on borrowings under the Revolver tied to the interest rate option and the Company's ratio of total debt to operating cash flow, ranging from 0.75% based upon a ratio under 4:1 to 2.00% based upon a 6:1 or greater ratio. For the year ended December 31, 1997, this floating percentage was 1.75%. At December 31, 1997, the effective interest rate for amounts outstanding under the Senior Credit Facility was 7.95%.

The Senior Credit Facility contains, among other things, limitations on dividends and investments, and requires the Company to maintain certain financial ratios. At December 31, 1997, the Company was in compliance with all such covenants. The Senior Credit Facility is secured by a pledge of all the stock of the Company's subsidiaries and a first priority lien on substantially all of the assets of the Company. Each of the Company's subsidiaries guarantee the obligations under the Senior Credit Facility.

The Company had an outstanding swap agreement in 1995 and 1996 with a commercial bank who was also a lender under the Senior Credit Facility. The net interest rate differential paid or received was recognized as an adjustment

                   Young Broadcasting Inc. and Subsidiaries to interest expense and amounted to approximately $1.0 million and $315,000 in additional interest expense for the years ended December 31, 1995, and 1996, respectively. At December 31, 1997, the Company did not hold any derivative instruments.

The Midcontinent Seller Note bears interest at 8.25%, payable quarterly and matures in full on May 31, 1998.

The aggregate fixed maturities, including accreted non-cash interest, under the Nationwide Seller Note for each year subsequent to December 31, 1997 are as follows: 1998, $1.0 million, and $1.0 million in 1999.

7. SENIOR SUBORDINATED NOTES

Senior Subordinated Notes at December 31, 1996 and 1997 consisted of the following:

                                                 1996             1997
                                        --------------------------------
                                                   (in thousands)

11.75% Senior Subordinated Notes              $120,000          $120,000
10.125% Senior Subordinated Notes              125,000           125,000
9% Senior Subordinated Notes                   125,000           125,000
8.75% Senior Subordinated Notes               -                  200,000
                                        --------------------------------
                                              $370,000          $570,000
                                        ================================

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

On June 12, 1995, the Company issued 10 1/8% Senior Subordinated Notes due 2005 with an aggregate principal amount of $125.0 million (the "June 1995 Notes"). Interest on the June 1995 Notes is payable semi-annually on February 15 and August 15. 1995. The June 1995 Notes are redeemable, in whole or in part, at the option of the Company on or after February 15, 2000, at the redemption prices set forth in the Indenture pursuant to which the June 1995 Notes were issued plus accrued interest to the date of redemption.

On January 16, 1996, the Company issued 9% Senior Subordinated Notes due 2006 with an aggregate principal amount of $125.0 million (the "January 1996 Notes"). Interest on the January 1996 Notes is payable semi-annually on January 15 and July 15. The January 1996 Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001, at the redemption prices set forth in the Indenture, pursuant to which the January 1996 Notes were issued, plus accrued interest to the date of redemption. In addition, at anytime before January 15, 1999, the Company, at its option, may redeem up to $42 million of the January 1996 Notes, with the net proceeds of one or more public equity offerings, at a redemption price equal to 109% of the principal amount thereof, plus accrued interest to the date of redemption.

On June 23, 1997, the Company issued 8 3/4% Senior subordinated Notes due 2007 with an aggregate principal amount of $200.0 million (the "June 1997 Notes"). Interest on the June 1997 Notes is payable semi-annually on June 15 and December 15, commencing December 15, 1997. The June 1997 Notes are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at the redemption prices set forth in the Indenture, pursuant to which the June 1997 Notes were issued, plus accrued interest to the date of redemption. In addition, at anytime before June 15, 2000, the Company, at its option, may redeem up to $67 million of the June 1997 Notes, with the net proceeds of one or more public equity offerings, at a redemption price equal to 108 3/4% of the principal amount thereof, plus accrued interest to the date of redemption.

The Company's November 1994 Notes, June 1995 Notes, January 1996 Notes, and June 1997 Notes (collectively the "Notes") are general unsecured obligations of the Company and subordinated in right of payment to all senior

                   Young Broadcasting Inc. and Subsidiaries debt, including all indebtedness of the Company under the Senior Credit Facility. The Notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis by all of the Company's subsidiaries.

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

At December 31, 1997, the November 1994 Notes, June 1995 Notes, January 1996 Notes, and the June 1997 Notes were trading in the public market with ask prices of 111.3, 104.5, 100.0 and 99.0, respectively.

8. STOCKHOLDERS' EQUITY

 Common Stock
 ------------

The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C which are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 1997, there were no holders of Class C Common Stock outstanding.

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

On October 4, 1996, the Company completed an additional public offering of its Class A Common Stock, (the "Offering"). The Offering included 5,250,000 shares sold by the Company and 2,111,398 shares sold by selling stockholders of the Company. The net proceeds to the Company of $162.9 million were used to pay down $20.0 million under the Senior Credit Facility, repurchase the stock and warrants held by Capital Cities/ABC, Inc. for $54.8 million (see stock repurchases below), and $1.1 million of other related expenses. The Company used the remaining net proceeds, approximately $87.0 million, to partially finance the KCAL-TV acquisition.

The terms of the Senior Credit Facility and the Indentures relating to the Company's outstanding Senior Subordinated Notes (the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to the dividend, no default would result under the Indentures and the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

The Company regularly contributed Class A Common Stock into its defined contribution plan (see Note 10) for the years ended 1995, 1996, and 1997.

                   Young Broadcasting Inc. and Subsidiaries

STOCK OPTION PLANS
------------------

On May 22, 1995, the Company adopted the Young Broadcasting Inc. 1995 Stock Option Plan ("1995 Stock Option Plan").

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

The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 1,461,126. As of December 31, 1997, non-qualified and incentive stock options for an aggregate of 1,351,635 shares at various prices from $19.75 to $39.88 have been granted to various individuals, including various executive officers. Operating results for 1995 were charged $366,094 in connection with the non-qualified options. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

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

Those directors who are not also employees of the Company receive as an annual retainer five-year options, having a fair market value exercise price, to purchase 1,200 shares of Class A Common Stock, and also receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended. Non-employee directors also receive, upon becoming a director, a five-year option to purchase up to 1,000 shares of Class A Common Stock at an exercise price equal to 120% of the quoted price on the date of grant. No other directors are compensated for services as a director.

Under the 1995 Stock Option Plan for the year ended December 31, 1997, independent directors, officers and employees were not granted options to purchase the Company's stock at less than the fair market value on the date of the option grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, (SFAS No. 123") "Accounting for Stock-Based Compensations." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1995, 1996, and 1997, consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:

                   Young Broadcasting Inc. and Subsidiaries


                                                              1995      1996      1997
                                                              ----      ----      ---
                                                                (dollars in thousands)

          Net (loss) income - as reported                   $(6,591)  $   905   $(10,349)

          Net (loss) income - pro forma                     $(9,057)  $(1,274)  $(12,531)

          Net (loss) income per common share-as reported    $ (0.61)  $  0.08   $  (0.74)

          Net (loss) income per common share-pro forma      $ (0.82)  $ (0.11)  $  (0.90)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

          Expected dividend yield           0%
          Expected stock price volatility   25%
          Risk-free interest rate:
                   1995                     7.45%
                   1996                     5.92%
                   1997                     5.60%
          Expected life of options          5 years

The weighted average fair value of options granted during 1995, 1996, and 1997 was $6.98, $10.41, and $11.58 respectively.

Changes during 1995, 1996 and 1997 in stock options are summarized as follows:


                                               Stock Options        Weighted Average
                                                 Outstanding          Exercise Price
                                                 -----------          --------------
Outstanding at December 31, 1994                      -                $    -
    Granted                                          668,825               19.80
                                                   ---------

Outstanding at December 31, 1995                     668,825               19.80
    Granted                                          475,400               30.67
    Exercised                                        (15,874)              19.75
    Forfeited                                        (12,563)              19.75
                                                   ---------

Outstanding at December 31, 1996                   1,115,788           $   24.45
    Granted                                          245,057               36.16
    Granted                                           13,790               39.88
    Exercised                                        (23,000)              19.81
                                                   ---------

Outstanding at December 31, 1997                   1,351,635           $   26.81
                                                   =========

Options for 93,137 shares, 446,937 shares, and 775,563 shares were exercisable at December 31, 1995, 1996, and 1997, respectively.

                   Young Broadcasting Inc. and Subsidiaries

                                             Options Outstanding                               Options Exercisable
                       ---------------------------------------------------------   --------------------------------------
                                                    Weighted
                               Number               Average            Weighted            Number              Weighted
                           Outstanding at         Remaining            Average        Exercisable at           Average
     Range of               December 31,          Contractual          Exercise         December 31,           Exercise
 Exercise Prices                1997                 Life               Price              1997                 Price
 ---------------                ----                 ----               -----              ----                 -----
$19.75-$21.73                  614,188                 8.0               19.80           614,188                 19.80
$28.00-$31.75                  478,600                 9.0               30.63           126,850                 30.59
$34.00-$36.25                  245,057                10.0               36.20            33,146                 35.91
 $39.875                        13,790                10.0               39.88             1,379                 39.88
                          ---------------          ----------         -----------    --------------       ---------------

                             1,351,635                9.09               26.81           775,563                 22.29
                          ===============          ==========         ===========    ==============       ===============

At December 31, 1997, the Company has reserved 19,200 shares of its Class A Common Stock and 1,332,435 shares of Class B Common Stock in connection with stock options.

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

During April and May of 1997, the Company repurchased 459,000 shares of its Class A Common Stock in open-market purchases pursuant to a stock repurchase program for an aggregate price of approximately $12.3 million. The Company is authorized, subject to certain limitations, to effect up to an aggregate of $20.0 million of such purchases.

9. INCOME TAXES

At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $185.0 million expiring at various dates through 2012. The availability of NOL carryforwards to offset future income is subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of successive ownership changes.

These limitations are summarized as follows:

                                                Annual Limitation
                     NOL Carryforwards              or Usage
                     -----------------              --------
                     $129 million                  $8.9 million
                       51 million                 $20.9 million
                        5 million                    No limit
                     ------------
                     $185 million
                     ============

                   Young Broadcasting Inc. and Subsidiaries

The amount of NOL carryforwards available to offset income in 1998 is approximately $25.9 million based upon carryforwards of annual limitations and NOLs with no limitations

To the extent that an annual NOL limitation is not used, it carries and accumulates forward to future years. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                                                                1996               1997
                                                                 -----------------------------------------
Deferred tax assets:
     Accounts Receivable                                                  $    884,000        $    744,000
     Other                                                                     221,591              58,392
     NOL Carryforwards                                                      59,295,496          73,852,347
Less: Valuation allowance                                                  (60,123,499)        (51,660,603)
                                                                 -----------------------------------------
                Total deferred tax assets                                 $    277,588        $ 22,994,136
                                                                 -----------------------------------------
Deferred tax liabilities:
     Fixed Assets                                                        $    410,113         $  3,727,957
     Intangibles                                                           71,268,168           90,666,871
     Other                                                                     49,580               49,580
                                                                 -----------------------------------------
                Total deferred tax liabilities                             71,727,861           94,444,409
                                                                 -----------------------------------------

Net deferred tax liabilities                                             $(71,450,273)        $(71,450,273)
                                                                 =========================================

Based upon the standards set forth in Statement No. 109, the benefit of $51.6 million for the above deferred tax asset has been offset by a valuation allowance.

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

For the year ended December 31, 1997, the Company paid and accrued a matching stock contribution (30,817 shares of Class A Common Stock) equal to 3% of eligible employee compensation amounting to $967,000. The Company effected such contributions by issuing the shares on a quarterly basis. The fourth quarter of 1997 was issued on January 16, 1998.

11. COMMITMENTS AND CONTINGENCIES

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next three years. At December 31, 1996 and 1997, the net amount of property and equipment recorded under capital leases was $1,488,000 and $1,259,000 respectively.

                   Young Broadcasting Inc. and Subsidiaries

Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods up to five years and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1997 are as follows:

                                                 CAPITAL LEASES         OPERATING LEASES
                                                ----------------------------------------
                                                          (dollars in thousands)
Year ending December 31:
1998                                                      $471              $ 1,776
1999                                                       216                  761
2000                                                        -                   688
2001                                                        -                   648
2002                                                        -                   429
Thereafter                                                  -                    39
                                                ----------------------------------------
Total minimum lease payments                         $      687              $4,341
                                                ========================================

See Note 12 regarding sublease income from a related party.

12. RELATED PARTY TRANSACTIONS

The Company has entered into agreements with Adam Young Inc. (a company owned by certain stockholders of the Company) whereby Adam Young Inc. will provide national sales representation for the Company's television stations. In return, Adam Young Inc. is paid a commission which approximated $3.8 million, $3.9 million, and $5.3 million, for the years ended 1995, 1996, and 1997, respectively. The Company believes that the commissions they pay Adam Young Inc. are equal to rates that they would have paid to other third party national sales representatives (See Note 14).

At December 31, 1996 and 1997, the Company had accrued commissions payable of $718,000 and $494,000, respectively, to Adam Young Inc.

During 1990, the Company began subleasing to Adam Young Inc. certain office space together with furnishings and equipment under an agreement which expires in the year 2000. The lease is accounted for under the operating method. The Company pays real estate taxes and maintenance while insurance is paid for by Adam Young Inc. The cost of the leasehold improvements, furnishings, and equipment subject to the sublease approximated $1.2 million, and related accumulated depreciation and amortization approximated $979,000 and $1.0 million, at December 31, 1996 and 1997, respectively. The rent charged to Adam Young Inc. exceeds the Company's cost of such facilities and improvements.

The Company received lease income payments in connection with the aforementioned sublease arrangement of $537,000, $554,000 and $619,000, during 1995, 1996 and
1997, respectively.

The approximate minimum noncancelable lease payments to be received for each of the years subsequent to December 31, 1997 if the Company does not recapture any of the subleased space and improvements as permitted under the sublease are as follows: 1998, $632,000; 1999, $632,000; 2000, $448,000; 2001 $78,000 and 2002,
$39,000.

During 1994 and 1995, the Company made loans to certain executive officers and other employees of the Company to satisfy the federal tax withholding requirements related to non-cash compensation paid in the form of shares of

                   Young Broadcasting Inc. and Subsidiaries the Company's Class B Common Stock. Such shares include shares issued pursuant to the Program in August 1994 and November 1994 and shares issued in March 1994 as part of the compensation under employment arrangements (see Note 8). The aggregate amount of such loans outstanding, including accrued interest at December 31, 1997 was approximately $1.2 million. The principal amount of the loans will bear interest, payable annually, at the rate of 7.21%. The loans are secured by each employee's shares of common stock and the principal is payable in five equal annual installments between 1995 and 1999.

On November 8, 1995, the Board of Directors approved a loan forgiveness program (the "Loan Forgiveness Program") for the payment that was due on November 15, 1995 and the payments due in subsequent years. Under this program, participants that chose to participate will have their annual installments forgiven over the year following the scheduled payment date at the rate of one twelfth per month, as long as the employee continues to be employed by the Company.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes the Company's results of operations for each quarter of 1997 and 1996 (in thousands, except per share amounts). The (loss) income per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly (loss) income per common share amounts may not equal the (loss) income per common share for the year.

                                                   First              Second           Third           Fourth
                                                  Quarter            Quarter          Quarter          Quarter
                                                  -------            -------          -------          -------
                                                        (dollars in thousands, except per share amounts)
1997
Net revenues                                      $61,279            $71,100          $57,939         $73,217
Operating income                                   10,038             21,136            9,991          22,325
Net (loss) income before extraordinary
   item                                            (5,566)             5,212           (6,540)          5,788
Net (loss) income                                  (5,566)             5,212           (6,540)         (3,455)
Net (loss) income per common share:
  Basic                                           $ (0.39)           $  0.37          $ (0.47)        $ (0.25)
  Diluted                                         $ (0.39)           $  0.37          $ (0.47)        $ (0.24)

1996
Net revenues                                      $27,699            $36,060          $35,387         $55,197
Operating income                                    5,462             11,977            9,403          15,640
Net (loss) income before extraordinary
 item                                              (3,338)             1,877           (1,043)          3,409
Net (loss) income                                  (3,338)             1,877           (1,043)          3,409
Net (loss) income per common share:
  Basic                                           $ (0.32)           $  0.18          $ (0.10)        $  0.24
  Diluted                                         $ (0.32)           $  0.17          $ (0.10)        $  0.24

Quarterly depreciation and amortization is provided based on estimates. The results of the fourth quarter of 1997 are net of a year-end adjustment for depreciation and amortization of $2.5 million.

The results for the fourth quarter of 1997 include an extraordinary loss of approximately $9.2 million ($0.66 per share) related to the early extinguishment of debt (See Note 5).

14. SUBSEQUENT EVENT

On February 5, 1998, the Company entered into an Agreement and Plan of Merger with Adam Young Inc. ("AYI") and AYI Acquisition Corporation, a wholly-owned subsidiary of the Company ("Sub"), pursuant to which AYI was merged with and into Sub and became a wholly-owned subsidiary of the Company.

                   Young Broadcasting Inc. and Subsidiaries

The acquisition of AYI has been accounted for as a combination of companies under common control similar to a pooling-of-interests. The Company issued 476,307 shares of the Company's Class A Common Stock, with an approximate value of $19.3 million, to Vincent Young, the Company's Chairman and to Adam Young, the Company's Treasurer and his wife in exchange for all of the outstanding stock of AYI.

Historical information related to this acquisition was not included in the Company's historical results as the impact of this acquisition was not deemed to be material.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                            YOUNG BROADCASTING INC.

              Column A                   COLUMN B                    Column C                    Column D         COLUMN E
              --------                   --------    ---------------------------------------     --------         --------
                                                                     ADDITIONS
                                                     ---------------------------------------
                                    BAL. AT BEGINNING      CHARGED TO          CHARGED TO                      BAL. AT END
           Description                  OF PERIOD      COSTS AND EXPENSES  OTHER ACCOUNTS (1)  DEDUCTIONS (2)   OF PERIOD
           -----------                  ---------      ------------------  ------------------  --------------   ---------
Year ended December 31, 1995
     Deducted from asset accounts:
      Allowance for doubtful
               accounts...........     $  665,000           751,000                -           631,000          $785,000

Year ended December 31, 1996
     Deducted from asset accounts:
         Allowance for doubtful
               accounts...........     $  785,000           492,000            1,429,000       496,000        $2,210,000

Year ended December 31, 1997:
     Deducted from asset accounts:
         Allowance for doubtful
              accounts............    $ 2,210,000           323,000                -           661,000        $1,872,000

_______

(1) Amount relates to Acquired Stations
(2) Write-off of uncollectible accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION.

    Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1998 Proxy Statement, which is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information called for by Item 13 is set forth under the heading "Election of Directors--Certain Transactions" in the 1998 Proxy Statement, which is incorporated herein by this reference.


                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 42 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

    (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

                                 EXHIBITS
Exhibit
Number  Exhibit Description
------  -------------------

3.1(a)  Restated Certificate of Incorporation of the Company*
3.1(b) Certificate of Amendment to Restated Certificate of Incorporation of the Company**
3.1(c) Certificate of Amendment to Restated Certificate of Incorporation of the Company***
3.2     Second Amended and Restated By-laws of the Company*
3.3     Certificate of Incorporation of Young Broadcasting of La Crosse, Inc.*
3.4     By-laws of Young Broadcasting of La Crosse, Inc.*
3.5     Certificate of Incorporation of Young Broadcasting of Lansing, Inc.*
3.6     By-laws of Young Broadcasting of Lansing, Inc.*
3.7     Certificate of Incorporation of Young Broadcasting of Albany, Inc.*
3.8     By-laws of Young Broadcasting of Albany, Inc.*
3.9     Certificate of Incorporation of Winnebago Television Corporation*
3.10    By-laws of Winnebago Television Corporation*
3.11    Certificate of Incorporation of Young Broadcasting of Nashville, Inc.*
3.12    By-laws of Young Broadcasting of Nashville, Inc.*
3.13    Certificate of Incorporation of YBT, Inc.*
3.14    By-laws of YBT, Inc.*
3.15    Certificate of Limited Partnership of WKRN, L.P.*
3.16    Agreement of Limited Partnership of WKRN, L.P.*
3.17    Certificate of Incorporation of Young Broadcasting of Louisiana, Inc.*
3.18    By-laws of Young Broadcasting of Louisiana, Inc.*
3.19    Certificate of Incorporation of LAT, Inc.*
3.20    By-laws of LAT, Inc.*
3.21    Certificate of Limited Partnership of KLFY, L.P.*
3.22    Agreement of Limited Partnership of KLFY, L.P.*
3.23    Certificate of Incorporation of Young Broadcasting of Knoxville, Inc.*
3.24    By-laws of Young Broadcasting of Knoxville, Inc.*
3.25    Certificate of Incorporation of YBK, Inc.*
3.26    By-laws of YBK, Inc.*
3.27    Certificate of Limited Partnership of WATE, L.P.*
3.28    Agreement of Limited Partnership of WATE, L.P.*
3.29    Certificate of Incorporation of Young Broadcasting of Richmond, Inc.*
3.30    By-laws of Young Broadcasting of Richmond, Inc.*
3.31    Certificate of Incorporation of Young Broadcasting of Green Bay, Inc.*
3.32    By-laws of Young Broadcasting of Green Bay, Inc.*
3.33    Certificate of Incorporation of Young Broadcasting of Davenport, Inc.**
3.34    By-laws of Young Broadcasting of Davenport, Inc.**
3.35    Certificate of Incorporation of Young Broadcasting of Sioux Falls,
        Inc.****
3.36    By-laws of Young Broadcasting of Sioux Falls, Inc.****
3.37    Certificate of Incorporation of Young Broadcasting of Rapid City,
        Inc.****
3.38    By-laws of Young Broadcasting of Rapid City, Inc.****
3.39    Certificate of Incorporation of Young Broadcasting of Los Angeles,
        Inc.****
3.40    By-laws of Young Broadcasting of Los Angeles, Inc.****
3.41    Certificate of Incorporation of Fidelity Television, Inc.****
3.42    By-laws of Fidelity Television, Inc.****

9.1(a) Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees*
9.1(b) Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement* 9.1(c) Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement** 9.1(d) Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement** 9.1(e) Amendment No. 4, dated as of September 11, 1996, to Voting Trust
        Agreement****
9.1(f) Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement****
9.1(g) Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee ****
10.1 Subscription and Shareholders Agreement, dated May 26, 1988, between the Company and Ronald J. Kwasnick*
10.2(a) Employment Agreement, dated as of March 1, 1993, between the Company and
        James A. Morgan*
10.2(b) Amendment, dated as of March 27, 1995, effective as of February 15,
        1995, to Employment Agreement, dated as of March 1, 1993, between the Company and James A. Morgan*****
10.3 Operating Agreement, dated December 29, 1989, between WKRN, L.P. and Young Broadcasting of Nashville, Inc.*
10.4 Operating Agreement, dated December 29, 1989, between KLFY, L.P. and Young Broadcasting of Louisiana, Inc.*
10.5 Operating Agreement between WATE, L.P. and Young Broadcasting of Knoxville, Inc.*
10.6 Agreement, dated July 1, 1991, between Adam Young Inc. and Young Broadcasting of Albany, Inc. (Agreement filed hereunder is representative of five other substantially similar agreements. See Schedule filed with this Exhibit)*
10.7 Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)*
10.8    Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and
        ABC*
10.9 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of La Crosse, Inc. and CBS*
10.10   Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and
        CBS*
10.11 Affiliation Agreement, dated May 17, 1995, between Winnebago Television Corporation and ABC**
10.12 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS*
10.13 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC*
10.14   Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and
        ABC*
10.15 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC*
10.16 Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC**
10.17 Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS
        (KCLO)******
10.18(a)Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company*

10.18(b)  First Amendment to Lease, dated January 14, 1997****
10.19(a) Master Equipment Lease Agreement, dated May 31, 1990, between First Chicago Leasing Corporation and Young Broadcasting of Albany, Inc.*
10.19(b)  Lease Supplement No. 1, dated May 31, 1990*
10.19(c)  Lease Supplement No. 2, dated August 24, 1990*
10.19(d)  Guaranty of the Company*
10.20(a) Master Equipment Lease Agreement, dated May 31, 1990, between First Chicago Leasing Corporation and Young Broadcasting of Nashville, Inc.*
10.20(b)  Supplement No. 1, dated May 31, 1990*
10.20(c)  Supplement No. 2, dated August 24, 1990*
10.20(d)  Guaranty of the Company*
10.21     Credit Agreement for the Senior Credit Facility

10.22 Asset Purchase and Sale Agreement, dated as of July 31, 1995, between the Company and Broad Street Television, L.P. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)**

10.23 Asset Purchase and Sale Agreement, dated as of January 11, 1996, between the Company and Midcontinent Television of South Dakota, Inc. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)*******

10.24 Acquisition Agreement, dated as of May 10, 1996, among the Company, KCAL Broadcasting, Inc., KCAL-TV, Inc. and Disney Enterprises, Inc. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)******

10.25 Agreement and Plan to Merge, dated as of February 5, 1998, among the Company, AYI Acquisition Corporation, and Adam Young Inc. and its shareholders.

10.26 Subscription Agreement, dated October 10, 1994, between ABC and the Company with the form of Warrant to be issued to ABC and the form of Registration Rights Agreement attached thereto*

10.27 Indenture, dated November 14, 1994, among the Company, the Subsidiary Guarantors and The First National Bank of Boston, as Trustee, relating to the November 1994 Notes*

10.28 Indenture, dated June 1, 1995, among the Company, the Subsidiary Guarantors and The First National Bank of Boston, as Trustee, relating to the June 1995 Notes**

10.29 Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as Trustee, relating to the January 1996 Notes*******

10.30 Indenture, dated June 15, 1997, among the Company, the Subsidiary Guarantors and First Union National Bank, as Trustee, relating to the June 1997 Notes ***

10.31     Young Broadcasting Inc. 1995 Stock Option Plan*****

10.32 Purchase Agreement, dated June 6, 1995, among the Company, the Subsidiary Guarantors and BT Securities Corporation and J.P. Morgan Securities Inc.**

10.33 Registration Rights Agreement, dated as of June 12, 1995, among the Company, the Subsidiary Guarantors and BT Securities Corporation and J.P. Morgan Securities Inc.**

10.34 Purchase Agreement, dated January 6, 1996, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.*******

10.35 Registration Rights Agreement, dated as of June 12, 1995, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.*******

10.36 Purchase Agreement, dated June 16, 1997, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated***

10.37 Registration Rights Agreement, dated June 23, 1997, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated***

11.1    Statement re computation of per share earnings
18.1    Letter of Ernst & Young LLP regarding change in accounting principles*
21.1    Subsidiaries of the Company****
23.1    Consent of Ernst & Young LLP, Independent Auditors
27.1    Financial Data Schedule

---------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.

** Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 33-94192, under the Securities Act of 1933 and incorporated herein by reference.

*** Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-31429, under the Securities Act of 1933 and incorporated herein by reference.

**** Filed as an Exhibit to the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1996 under the Securities Exchange Act of 1934 and incorporated herein by reference.

***** Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 under the Securities Exchange Act of 1934 and incorporated herein by reference.

****** Filed as an Exhibit to the Company's Registration Statement on Form S-3, Registration No. 333-06241, under the Securities Act of 1933 and incorporated herein by reference.

******* Filed as an Exhibit to the Company's Registration Statement on Form S-4,
        Registration No. 333-2466, under the Securities Act of 1933 and incorporated herein by reference.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YOUNG BROADCASTING INC.


Date:  March 13, 1998                By  /s/ Vincent J. Young
                                         -------------------------------
                                         Vincent J. Young
                                           Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                 TITLE                                 DATE
   ----------                 -----                                 ----

/s/ Vincent J. Young
--------------------
    Vincent J. Young          Chairman and Director            March 13, 1998
                              (principal executive officer)


/s/ Adam Young
--------------
    Adam Young                Treasurer and Director           March 13, 1998


/s/ James A. Morgan
-------------------
    James A. Morgan           Executive Vice President and     March 13, 1998
                              Chief Financial Officer
                              (principal financial
                              officer and principal
                              accounting officer)

/s/ Ronald J. Kwasnick
----------------------
    Ronald J. Kwasnick        President and Director           March 13, 1998


/s/ Bernard F. Curry
--------------------
    Bernard F. Curry          Director                         March 13, 1998


/s/ Alfred J. Hickey, Jr.
-------------------------
    Alfred J. Hickey, Jr.     Director                         March 13, 1998


/s/ Leif Lomo
-------------
    Leif Lomo                 Director                         March 13, 1998