Form 10-Q
period 1998-03-31
YOUNG BROADCASTING INC /DE/
filed 1998-05-08
CIK 929144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q

                      ___________________________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE NUMBER:
       MARCH 31, 1998                                      0-25042


                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         13-3339681
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

                          ____________________________

          Number of shares of  Common Stock outstanding as of April 30, 1998:
12,440,595 shares of Class A Common Stock, and 1,891,890 shares of Class B Common Stock.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I.                                                                  Page
                                                                         ----

  Item 1. Financial Statements.

    Consolidated Balance Sheets as of December 31, 1997 and
    March 31, 1998........................................................ 2

    Consolidated Statements of Operations for the Three Months
    Ended March 31, 1997 and 1998......................................... 3


    Consolidated Statements of Stockholders' Equity for the
    Three Months Ended March 31, 1998..................................... 4

    Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1997 and 1998......................................... 5

    Notes to Consolidated Financial Statements............................ 6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 8


Part II.

  Item 6. Exhibits and Reports on Form 8-K................................ 14

Signatures................................................................ 15

ITEM 1. FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,          MARCH 31,
                                                                                              1997*               1998
                                                                                  -----------------------------------------
ASSETS                                                                                                         (UNAUDITED)
Current assets:
 Cash and cash equivalents                                                                $  1,652,428         $  4,335,453
 Trade accounts receivable, less allowance for doubtful accounts of
         $1,872,000 in 1997 and $2,047,000 in 1998                                          60,192,889           49,978,652
 Current portion of program license rights                                                  23,327,160           15,871,875
 Prepaid expenses                                                                            2,307,764            3,461,384
                                                                                  -----------------------------------------
Total current assets                                                                        87,480,241           73,647,364
                                                                                  -----------------------------------------

Property and equipment, less accumulated depreciation and amortization of
         $98,731,094 in 1997 and $105,116,038 in 1998                                      112,750,987          107,263,729
Program license rights, excluding current portion                                            1,220,121            1,124,856
Deposits and other assets                                                                    1,771,852            2,095,170
Broadcasting licenses and other intangibles, less accumulated amortization of
 $96,631,332 in 1997 and $102,307,024 in 1998                                              626,507,872          621,106,717
Deferred charges less accumulated amortization of $7,236,107 in 1997 and
         $8,053,787 in 1998                                                                 16,235,423           15,470,113
                                                                                  -----------------------------------------
TOTAL ASSETS                                                                              $845,966,496         $820,707,949
                                                                                  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                                                  $  18,997,702        $  13,862,225
 Accrued expenses                                                                           18,921,140           20,744,401
 Current installments of program license liability                                          18,026,986           12,637,699
 Current installments of long-term debt                                                      3,907,834            3,934,421
 Current installments of obligations under capital leases                                      470,981              331,892
                                                                                  -----------------------------------------
Total current liabilities                                                                   60,324,643           51,510,638

Program license liability, excluding current installments                                    1,052,659              834,940
Long-term debt, excluding current installments                                             653,076,951          642,840,876
Deferred taxes and other liabilities                                                        71,666,635           71,617,530
                                                                                  -----------------------------------------
TOTAL LIABILITIES                                                                          786,120,888          766,803,984
                                                                                  -----------------------------------------

Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,850,504 shares at 1997 and 12,434,095 at 1998                                  11,851               12,434

 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 1,997,340 shares at 1997 and  1,896,890 (exclusive of 50,450                       1,997                1,897
         shares held in treasury) at 1998
 Additional paid-in capital                                                                222,881,546          223,895,103
 Accumulated deficit                                                                      (163,049,786)        (170,005,469)
                                                                                  -----------------------------------------
Total stockholders' equity                                                                  59,845,608           53,903,965
                                                                                  -----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 845,966,496        $ 820,707,949
                                                                                  =========================================

*Derived from the audited financial statements for the year ended
 December 31, 1997

See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                 Three Months ended March 31,
                                                                                   1997                1998
                                                                         ---------------------------------------

Net operating revenue                                                           $ 61,278,958        $ 64,581,421
                                                                         ---------------------------------------

Operating expenses                                                                15,768,630          16,494,557
Amortization of program license rights                                            10,448,451          10,364,467
Selling, general and administrative expenses                                      11,109,098          12,772,581
Depreciation and amortization                                                     12,139,886          12,549,660
Corporate overhead                                                                 1,534,861           2,044,606
Non-cash compensation                                                                240,030             295,758
Merger related costs                                                                  -                1,444,588
                                                                         ---------------------------------------
Operating income                                                                  10,038,002           8,615,204
                                                                         ---------------------------------------

Interest income                                                                      103,337              50,672
Interest expense                                                                 (15,557,012)        (15,749,585)
Other expense, net                                                                  (150,369)           (250,967)
                                                                         ---------------------------------------
                                                                                 (15,604,044)        (15,949,880)
                                                                         ---------------------------------------

Net loss                                                                        $ (5,566,042)       $ (7,334,676)
                                                                         =======================================


Net loss per common share-basic                                                       $(0.39)             $(0.52)
                                                                         =======================================

Weighted average shares-basic                                                     14,255,673          14,138,469
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

                                         YOUNG BROADCASTING INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)


                                                      COMMON STOCK         ADDITIONAL                           TOTAL
                                                 --------------------       PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                   CLASS A    CLASS B       CAPITAL          DEFICIT            EQUITY
                                                 ------------------------------------------------------------------------
Balance at December 31, 1997.....................  $11,851     $1,997     $222,881,546    $(163,049,786)      $59,845,608


    Contribution of shares into Company's
      defined contribution plan..................        3          -          225,168                -           225,171

    Conversion of Class B Common Stock
       to Class A Common Stock...................       50        (50)               -                -                 -

    Exercise of stock options....................        4          -          120,120                -           120,124

     Issuance of Class A Common Stock and
        repurchase of Class B Common Stock for
        the Adam Young Inc. merger...............      526        (50)         668,269          378,993         1,047,738

    Net loss for the three months ended March 31,                                            (7,334,676)
        1998.....................................        -          -                -                         (7,334,676)
                                                 ------------------------------------------------------------------------

Balance at March 31, 1998........................  $12,434     $1,897     $223,895,103    $(170,005,469)      $53,903,965
                                                 ========================================================================

See accompanying notes to consolidated financial statements

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Three Months ended March 31,
                                                                                  1997                 1998
                                                                          --------------------------------------
OPERATING ACTIVITIES
Net loss                                                                       $ (5,566,042)        $ (7,334,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                         6,547,116            6,063,294
  Amortization of program license rights                                         10,448,451           10,364,467
  Amortization of broadcasting licenses, other intangibles and deferred
   charges                                                                        5,592,770            6,486,366
  Non-cash compensation                                                             240,030              295,758
  Non-cash interest expense on outstanding indebtedness                              71,726               50,512
  Loss on disposal of fixed assets                                                        -              126,386
  Payments on programming license liabilities                                   (10,667,143)         (10,500,240)
  Decrease in trade accounts receivable                                           9,377,925           11,372,095
  Increase in prepaid expenses                                                   (1,409,396)            (936,135)
  Decrease in trade accounts payable                                             (4,946,851)          (3,056,160)
  (Decrease) increase in accrued expenses                                        (2,993,437)             427,665
                                                                        -----------------------------------------
Net cash provided by operating activities                                         6,695,149           13,359,332
                                                                        ----------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                               (831,220)            (176,822)
(Increase) decrease in deposits and other assets                                    (20,764)             148,486
Increase in broadcast licenses and other  intangibles                              (200,249)            (267,531)
                                                                        ----------------------------------------
Net cash used in investing activities                                            (1,052,233)            (295,867)
                                                                        ----------------------------------------

FINANCING ACTIVITIES
Principal payments on long-term debt                                            (10,000,000)         (10,260,000)
Deferred acquisition and debt refinancing costs incurred                           (258,582)             (52,370)
Proceeds from exercise of options                                                         -              120,124
Principal payments under capital lease obligations                                 (211,473)            (188,194)
                                                                        -----------------------------------------
Net cash used in financing activities                                           (10,470,055)         (10,380,440)
                                                                        ----------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (4,827,139)           2,683,025
Cash and cash equivalents at beginning of year                                    7,004,744            1,652,428
                                                                        -----------------------------------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                          $  2,177,605         $  4,335,453
                                                                        ========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                  $ 18,200,882         $ 13,785,070


See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (four with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California, and a national television sales representation firm (see Merger). Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  MERGER

On February 5, 1998, the Company entered into an Agreement and Plan of Merger with Adam Young Inc., ("AYI") a national television sales representation firm, and its shareholders, pursuant to which AYI was merged with and into AYI Acquisition Corporation, a wholly-owned subsidiary of the Company.

The acquisition of AYI has been accounted for as a combination of companies under common control similar to a pooling-of-interests. The Company issued 526,757 shares of the Company's Class A Common Stock and repurchased 50,450 shares of Class B Common Stock as Treasury Shares, with an approximate value of $19.3 million, to Vincent Young, the Company's Chairman and to Adam Young, the Company's Treasurer, and his wife in exchange for all of the outstanding stock of AYI which was held by these persons.

The operating results of AYI are included in the accompanying consolidated statement of operations since January 1, 1998. Historical information of AYI was not included in the Company's historical results as the impact of this acquisition was not deemed to be material.

In connection with the merger, the Company recorded a charge to operating expenses of approximately $1.4 million for direct and other merger related costs pertaining to the merger transaction and certain restructuring programs in the first quarter, of which approximately $249,000 has been paid as of March 31, 1998. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


costs included severance for terminated employees, consolidation and closure of an office and exit costs.

         Details of the merger related costs are as follows:

                                                        1998
                                                     Provision
                                                   --------------
                                                   (in thousands)
                         Merger transaction costs          $  651
                         Restructuring costs
                              Employee severance              685
                              Exit costs                      108
                                                   --------------
                         Total                             $1,444
                                                   ==============

Restructuring costs primarily relate to the consolidation of administrative and management functions. These activities will result in the reduction of approximately 9 employees and will include the consolidation and closure of an Adam Young Inc. office. Exit costs include activities such as the termination of a lease agreement, buyouts relating to the closure of the AYI office, and moving costs for employees and equipment. At March 31, 1998, approximately $1.2 million relating to these programs were classified as current liabilities.

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

INTRODUCTION

      The operating revenues of the Company's stations are derived primarily from advertising revenues and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming and national representation fees. The stations' primary operating expenses are for employee compensation, news gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

      Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's annual gross revenue is generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc., a national advertising sales representative ("AYI") which was recently merged with the Company. The stations generally pay commissions to advertising agencies on local and regional advertising; on national advertising, the stations also pay commissions to AYI. Effective January 1, 1998, the commissions paid to AYI have been eliminated for consolidation purposes.

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

  "Broadcast cash flow" is defined as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation, merger related costs and corporate overhead, less payments for program license liabilities. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          The following table sets forth certain operating data for the quarters ended March 31, 1997 and 1998:

                                                                                      Quarter  Ended March 31,
                                                                                     -------------------------
                                                                                       1997              1998
                                                                                      ------------------------
                                                                                           (in thousands)
Operating income.............................................................        $ 10,038         $  8,615
Add:
     Amortization of program license rights..................................          10,448           10,364
     Depreciation and amortization...........................................          12,140           12,550
     Corporate overhead......................................................           1,535            2,045
     Merger related costs....................................................               -            1,444
     Non-cash compensation...................................................             240              296
Less:
     Payments for program license liabilities................................         (10,667)         (10,500)
                                                                             ---------------------------------
Broadcast cash flow..........................................................        $ 23,734         $ 24,814
                                                                             =================================

TELEVISION REVENUES

          Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                                           Quarter Ended March 31,
                                                 ------------------------------------------
                                                          1997                  1998
                                                 -------------------     ------------------
                                                   Amount        %        Amount        %
                                                 ---------     -----     --------     -----
                                                                (in thousands)
Revenues
   Local.......................................  $  46,065     64.1      $47,678      64.0
   National....................................     20,947     29.2       21,026      28.2
   Network.....................................      3,120      4.3        3,075       4.1
   Political...................................        396      0.6          984       1.3
   Production/Other............................      1,283      1.8        1,738       2.4
                                                 ---------    -----      -------      -----
           Total...............................     71,811    100.0       74,501      100.0

Commissions/(1)/...............................   ( 10,532)    (14.7)     (9,920)     (13.3)
                                                                          ------      -----
Net Revenue....................................  $  61,279      85.3     $64,581       86.7
                                                 =========     =====      ======      =====

/(1)/ National representation commissions for the quarter ended March 31, 1998 have been eliminated for consolidation purposes relating to the AYI merger.



RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

  The following historical financial information for the quarter ended March 31, 1998 includes the results of Adam Young Inc. (merger agreement entered into on February 5, 1998), for the entire quarter. The operating results for the quarter ended March 31, 1997 do not include Adam Young Inc. as the results of Adam Young Inc. were not deemed to be material.

  Net revenues for the quarter ended March 31, 1998 were $64.6 million, an increase of $3.3 million, or 5.4%, compared to $61.3 million for the quarter ended March 31, 1997. Improvement in various local market economies led to an increase in the Company's gross local revenue of 3.5%, while gross national was slightly up for 1998 compared to the same quarter in 1997. Political revenue for the quarter ended March 31, 1998 was $1.0 million, an increase of $588,000 from the quarter ended March 31, 1997.

  Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 1998 were $29.3 million, compared to $26.9 million for the quarter ended March 31, 1997, an increase of $2.4 million, or 8.9%, with Adam Young Inc. accounting for approximately $1.4 million of such increase.

  The Company recorded $1.4 million of merger related costs for the quarter ended March 31, 1998. Merger related costs consisted primarily of fees for investment bankers, attorneys and accountants, and expenses related to severance agreements, the closure of one office and exit costs.

  Amortization of program license rights for the quarter ended March 31, 1998 was $10.4 million, compared to $10.5 million for the quarter ended March 31, 1997, a decrease of $84,000.

  Depreciation of property and equipment and amortization of intangible assets was $12.5 million, compared to $12.1 million for the same quarter in 1997, an increase of $410,000, or 3.4%. The increase is primarily attributable to the capital purchases during the second half of 1997.

  The Company made payments for program license liabilities of $10.5 million during the quarter ended March 31, 1998, compared to $10.7 million for the quarter ended March 31, 1997, a decrease of $167,000.

  Corporate overhead for the quarter ended March 31, 1998 was $2.0 million, compared to $1.5 million for the comparable period in 1997, an increase of $510,000, or 33.2%. This increase was the result of additional personnel, administrative costs and incentive compensation programs in 1998.

  Non-cash compensation was $296,000 for the quarter ended March 31, 1998, compared to $240,000 for the comparable period in 1997. These amounts represented non-cash charges for an employer-matching stock plan (the "Plan") established January 1, 1997, included in the Company's 401(k) plan. The increase is the result of increased employee participation in the Plan.

  Interest income for the quarter ended March 31, 1998 was $51,000, compared to $103,000 for the same period in 1997, a decrease of $52,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to pay down amounts under the Company's senior credit facility (the "Senior Credit Facility").

  Interest expense for the quarter ended March 31, 1998 was $15.8 million, compared with $15.6 million for the comparable period in 1997, an increase of $193,000, or 1.2%.

  As a result of the factors discussed above, the net loss for the Company was $7.3 million for the quarter ended March 31, 1998, compared with a net loss of $5.6 million for the same period in 1997.

  Broadcast cash flow for the quarter ended March 31, 1998 was $24.8 million, compared with $23.7 million for the quarter ended March 31, 1997, an increase of $1.1 million, or 4.6%. As a result, the broadcast cash flow margin (broadcast cash flow divided by net revenues) for the quarters ended March 31, 1998 and 1997 was 38% and 39%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations for the three months ended March 31, 1998 was $13.4 million as compared to cash provided by operations of $6.7 million for the same period in 1997. Changes in the Company's net cash flows from operating activities are primarily the result of improvement in net revenues, collection of accounts receivable and a reduction of accounts payable during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

  The Company used cash in investing activities for the three months ended March 31, 1998 and 1997 of $296,000 and $1.1 million, respectively. The decrease in 1998 was primarily attributable to the reduced spending for property and equipment.

  Cash used in financing activities for the quarter ended March 31, 1998 and 1997 was $10.4 million and $10.5 million, respectively. Financing activities for the three months ended March 31, 1998 and 1997 include principal payments under the Senior Credit Facility of $10.3 million and $10.0 million, respectively.

  It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under its Senior Credit Facility.

  On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of March 31, 1998, there was $72.0 million outstanding under the Senior Credit Facility.

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

  Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $7.5 million in the aggregate unless the third party becomes a guarantor of the Company's obligations. However, the Company may utilize up to $70.0 million of its borrowing availability under the Sublimit for the purpose of repurchasing shares of Common Stock and for paying dividends, subject to the limitations set forth in the Company's existing indentures (the "Indentures") relating to the Senior Subordinated Notes. In addition, the Company may utilize the undrawn amounts under the Sublimit to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures. Undrawn amounts under the Senior Credit Facility are available to the Company for working capital requirements and general corporate purposes.

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

  The Senior Credit Facility requires the Company to maintain certain financial ratios. The Company is required to maintain a total debt/operating cash flow ratio ranging from 6.25x to 5.00x depending on senior debt leverages. The Company is also required to maintain a senior debt/operating cash flow ratio ranging from 2.75x to 2.25x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.75x to 2.25x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

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

  The Indentures impose certain limitations on the ability of the Company and certain of its Subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to the Senior Subordinated Notes, incur liens, impose restrictions on the ability of a Subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

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

INCOME TAXES

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1997, the Company had $185.0 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code Section 382.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K.


  (a) Exhibits.

Exhibit
Number      Exhibit Description
------      -------------------

11          Statement Re Computation of Per Share Earnings.
27          Financial Data Schedule


  (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter of the year ending December 31, 1998.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             YOUNG BROADCASTING INC.



Date:  May 8, 1998          By: /s/ Vincent J. Young
                                ---------------------
                                Vincent J. Young
                                Chairman



Date:  May 8, 1998          By: /s/ James A. Morgan
                                --------------------
                                James A. Morgan
                                Executive Vice President and
                                Chief Financial Officer
                                (principal financial officer)