Form 10-Q
period 1998-06-30
YOUNG BROADCASTING INC /DE/
filed 1998-08-10
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER:
        JUNE 30, 1998                             0-25042

                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                       13-3339681
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

                              Yes    X      No
                                 ---------    ------

                          ____________________________

          Number of shares of  Common Stock outstanding as of  July 31, 1998:
11,933,920 shares of Class A Common Stock, and 2,418,647 shares of Class B Common Stock.
===============================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

 Part I.                                                                           Page
                                                                                   ----
     Item 1. Financial Statements.

        Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998.....  2

        Consolidated Statements of Operations for the Three and Six Months Ended
        June 30, 1997 and 1998....................................................  3

        Consolidated Statements of Stockholders' Equity for the Six Months Ended
        June 30, 1998.............................................................  4

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1997 and 1998....................................................  5

        Notes to Consolidated Financial Statements................................  6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................... 9

Part II.

     Item 4. Submission of Matters to a Vote of Security Holders.................. 16

     Item 6. Exhibits and Reports on Form 8-K..................................... 17

Signatures ........................................................................18

Item 1. FINANCIAL STATEMENTS.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,           JUNE 30,
                                                                                           1997*                1998
                                                                                  -----------------------------------------
ASSETS                                                                                                       (UNAUDITED)

Current assets:
 Cash and cash equivalents                                                                $  1,652,428         $  1,419,706
 Trade accounts receivable, less allowance for doubtful accounts of
         $1,872,000 in 1997 and $2,275,000 in 1998                                          60,192,889           60,669,553
 Current portion of program license rights                                                  23,327,160            7,816,350
 Prepaid expenses                                                                            2,307,764            5,901,595
                                                                                  -----------------------------------------
Total current assets                                                                        87,480,241           75,807,204
                                                                                  -----------------------------------------

Property and equipment, less accumulated depreciation and amortization of
         $98,731,094 in 1997 and $111,143,563 in 1998                                      112,750,987          102,478,241
Program license rights, excluding current portion                                            1,220,121              862,179
Deposits and other assets                                                                    1,771,852            2,159,383
Broadcasting licenses and other intangibles, less accumulated amortization of
 $96,631,332 in 1997 and $107,826,551 in 1998                                              626,507,872          615,580,530
Deferred charges less accumulated amortization of $7,236,107 in 1997 and
         $8,872,039 in 1998                                                                 16,235,423           14,660,566
                                                                                  -----------------------------------------
TOTAL ASSETS                                                                              $845,966,496         $811,548,103
                                                                                  =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                                                  $  18,997,702         $  15,514,386
 Accrued expenses                                                                           18,921,140            18,534,345
 Current installments of program license liability                                          18,026,986             6,372,276
 Current installments of long-term debt                                                      3,907,834               961,008
 Current installments of obligations under capital leases                                      470,981               203,564
                                                                                  ------------------------------------------
Total current liabilities                                                                   60,324,643            41,585,579

Program license liability, excluding current installments                                    1,052,659               488,880
Long-term debt, excluding current installments                                             653,076,951           635,864,801
Deferred taxes and other liabilities                                                        71,666,635            71,601,312
                                                                                  -----------------------------------------
TOTAL LIABILITIES                                                                          786,120,888           749,540,572
                                                                                  ------------------------------------------

Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,850,504 shares at 1997 and 11,919,754 at 1998                                  11,851                11,920
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,997,340 shares at 1997 and  2,418,647 (exclusive of 50,450
  shares held in treasury) at 1998                                                               1,997                 2,418
 Additional paid-in capital                                                                222,881,546           224,190,854
 Accumulated deficit                                                                      (163,049,786)         (162,197,661)
                                                                                  ------------------------------------------
Total stockholders' equity                                                                  59,845,608            62,007,531
                                                                                  ------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 845,966,496         $ 811,548,103
                                                                                  ==========================================

*Derived from the audited financial statements for the year ended
 December 31, 1997

See accompanying notes to consolidated financial statements.

          YOUNG BROADCASTING INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                         1997               1998                1997              1998
                                                 --------------------------------------------------------------------------
Net operating revenue                                 $ 71,099,925         $ 77,245,728      $132,378,883      $141,827,149
                                                 --------------------------------------------------------------------------

Operating expenses                                      15,808,390           16,614,510        31,577,279        33,109,067
Amortization of program license rights                   9,554,052            9,993,819        20,002,503        20,358,286
Selling, general and administrative expenses            10,771,805           12,765,578        21,880,644        25,538,159
Depreciation and amortization                           11,992,523           12,409,782        24,132,409        24,959,442
Corporate overhead                                       1,582,148            2,048,295         3,117,009         4,092,901
Non-cash compensation                                      254,692              299,991           494,722           595,749
Merger-related costs                                             -                    -                 -         1,444,588
                                                 --------------------------------------------------------------------------
Operating income                                        21,136,315           23,113,753        31,174,317        31,728,957
                                                 --------------------------------------------------------------------------

Interest income                                             34,651               61,672           137,988           112,344
Interest expense                                       (15,734,578)         (15,181,818)      (31,291,590)      (30,931,403)
Other expense, net                                        (224,030)            (185,799)         (374,399)         (436,766)
                                                 --------------------------------------------------------------------------
                                                       (15,923,957)         (15,305,945)      (31,528,001)      (31,255,825)
                                                 --------------------------------------------------------------------------
Net income (loss)                                     $  5,212,358         $  7,807,808      $   (353,684)     $    473,132
                                                 ==========================================================================



Income (loss) per common share
    Basic                                                    $0.37                $0.54            $(0.03)            $0.03
                                                 ==========================================================================
    Diluted                                                  $0.37                $0.52            $(0.03)            $0.03
                                                 ==========================================================================



See accompanying notes to consolidated financial statements.

                                        Young Broadcasting Inc. And Subsidiaries

                                     Consolidated Statements of Stockholders' Equity
                                                       (Unaudited)


                                                                           ADDITIONAL                           TOTAL
                                                      COMMON STOCK          PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                 --------------------
                                                   CLASS A    CLASS B       CAPITAL          DEFICIT           EQUITY
                                                 ------------------------------------------------------------------------
Balance at December 31, 1997.....................  $11,851     $1,997     $222,881,546    $(163,049,786)      $59,845,608

     Contribution of shares into Company's
      defined contribution plan..................        9          -          520,919                -           520,928

     Conversion of Class B Common Stock
       to Class A Common Stock...................       55        (55)               -                -                 -

     Exercise of common stock options.............       5          -          120,120                -           120,125

     Issuance of Class A Common Stock and
        repurchase of Class B Common Stock for
        the Adam Young Inc. merger...............        -        476          668,269          378,993         1,047,738

     Net income for the six months ended June 30,
        1998.....................................        -          -                -          473,132           473,132
                                                 ------------------------------------------------------------------------

Balance at June 30,
 1998............................................  $11,920     $2,418     $224,190,854    $(162,197,661)      $62,007,531
                                                 ========================================================================
 .

See accompanying notes to consolidated financial statements

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                       1997                1998
                                                                           ---------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                $    (353,684)       $    473,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                           12,820,738          12,128,290
  Amortization of program license rights                                            20,002,503          20,358,286
  Amortization of broadcasting licenses, other intangibles and deferred
   charges                                                                          11,311,671          12,831,152
  Non-cash compensation                                                                494,722             595,749
  Non-cash interest expense on outstanding indebtedness                                143,452             101,024
  Loss (gain) on sale of fixed assets                                                    3,011             (65,962)
  Deferred acquisition and debt refinancing costs incurred                          (1,760,000)                  -
  Payments on programming license liabilities                                      (20,339,559)        (20,671,002)
  Decrease in trade accounts receivable                                              1,363,028             960,062
  Increase in prepaid expenses                                                      (1,378,764)         (3,376,346)
  Decrease (increase) in trade accounts payable                                     (6,660,109)            389,124
  Decrease in accrued expenses and other liabilities                                  (540,076)         (1,786,624)
                                                                           ---------------------------------------
Net cash provided by operating activities                                           15,106,933          21,936,885
                                                                           ---------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                                (2,739,049)         (1,452,311)
(Increase) decrease in deposits and other assets                                       (41,831)             84,273
Increase in broadcast licenses and other  intangibles                               (1,505,444)           (267,877)
                                                                           ---------------------------------------
Net cash used in investing activities                                               (4,286,324)         (1,635,915)
                                                                           ---------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public subordinated debt                                 200,000,000                   -
Principal payments on long-term debt                                              (201,740,000)        (20,260,000)
Deferred acquisition and debt refinancing costs incurred                              (307,255)            (61,076)
Repurchase of Class A Common Stock                                                 (12,338,480)                  -
Proceeds from exercise of Common Stock options                                         276,500             120,125
Principal payments under capital lease obligations                                    (349,437)           (332,741)
                                                                           ---------------------------------------
Net cash used in financing activities                                              (14,458,672)        (20,533,692)
                                                                           ---------------------------------------

NET DECREASE IN CASH                                                                (3,638,063)           (232,722)
Cash and cash equivalents at beginning of year                                       7,004,744           1,652,428
                                                                           ---------------------------------------
CASH AND CASH EQUIVALENTS AT JUNE 30                                             $   3,366,681        $  1,419,706
                                                                           =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $  31,144,695        $ 31,343,114
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

In connection with the merger, the Company recorded a charge to operating expenses of approximately $1.4 million for direct and other merger related costs pertaining to the merger transaction and certain restructuring programs in the first quarter of 1998, of which approximately $848,000 has been paid as of June 30, 1998. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs included severance for terminated employees, consolidation and closure of an office and exit costs.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

 Details of the merger-related costs are as follows:

                                                   1998 Provision
                                                 ----------------
                                                   (in thousands)
                         Merger transaction costs          $  651
                         Restructuring costs
                         Employee severance                   685
                         Exit costs                           108
                                                 ----------------
                         Total                             $1,444
                                                 ================

      Restructuring costs related to the consolidation of administrative and management functions. These activities resulted in the reduction of approximately 9 employees and included the consolidation and closure of an Adam Young Inc. office. Exit costs included activities such as the termination of a lease agreement, buyouts related to the closure of the AYI office, and moving costs for employees and equipment. At June 30, 1998, approximately $596,000 relating to these programs were classified as current liabilities.

3.  LONG-TERM SPORTS AGREEMENT

      On June 16, 1998 the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the new seven year deal, KCAL-TV, Los Angeles, California, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV has the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV has also obtained the exclusive sales rights and control over broadcast, production and inventory activities.

4.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131.

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

5.  RETENTION OF LAZARD FRERES & CO. LLC

      In June 1998, the Company retained Lazard Freres & Co. LLC to explore potential strategic alternatives for the Company, including a merger or sale, among other possibilities. The Board of Directors decided to pursue this course of action to investigate all possibilities to maximize long-term shareholder value. The Company has not made a decision to pursue any particular alternative, and does not assure any transaction will result from its exploration process.

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

        The following table sets forth certain operating data for the three and six months ended June 30, 1997 and 1998:

                                                    Three Months Ended June 30,        SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------        -------------------------
                                                     1997           1998                 1997            1998
                                                     ----           ----                 ----            ----
                                                   (dollars in thousands)               (dollars in thousands)
Operating income.............................       $21,136        $ 23,114             $ 31,174        $ 31,729
Add:
  Amortization of program license rights.......       9,554           9,994               20,002          20,358
  Depreciation and amortization................      11,992          12,409               24,132          24,959
  Corporate overhead...........................       1,582           2,048                3,117           4,093
  Merger-related costs.........................           -               -                    -           1,444
  Non-cash compensation........................         255             300                  495             596
Less:
  Payments for program license liabilities           (9,673)        (10,171)             (20,340)        (20,671)
                                             -------------------------------     -------------------------------
Broadcast cash flow..........................       $34,846        $ 37,694             $ 58,580        $ 62,508
                                             ==============================      ===============================

TELEVISION REVENUES

  Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                  THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                                  ----------------------------                           --------------------------
                                 1997                    1998                          1997                      1998
                                 -----                   ----                          ----                      ----
                           Amount       %            AMOUNT       %               AMOUNT      %             AMOUNT      %
                          -------     -----          ------     -----             ------    ------          ------    -----
                                      (dollars in thousands)                                (dollars in thousands)
Revenues
  Local............       $ 52,302       62.5       $ 56,605       63.4           $ 98,367       63.2      $104,283       63.7
  National.........         26,960       32.2         26,121       29.3             47,907       30.8        47,147       28.8
  Network..........          3,314        4.0          3,375        3.8              6,434        4.2         6,450        3.9
  Political........            268        0.3          2,101        2.3                664        0.4         3,085        1.9
  Production/Other             882        1.0          1,064        1.2              2,165        1.4         2,802        1.7
                   ----------------------------------------------------         --------------------------------------------------
   Total...........         83,726      100.0         89,266      100.0            155,537      100.0       163,767      100.0

   Commissions......       (12,626)     (15.1)       (12,020)     (13.5)           (23,158)     (14.9)      (21,940)     (13.4)
                   ----------------------------------------------------         --------------------------------------------------


   Net Revenue......      $ 71,100       84.9       $ 77,246       86.5           $132,379       85.1      $141,827       86.6
                   ====================================================     ==================================================

RESULTS OF OPERATIONS

Three Months ended June 30, 1998 Compared to Three Months Ended June 30, 1997

  Actual
  -------

  The following historical financial information for the three months ended June 30, 1998 includes the results of Adam Young Inc. (merger agreement entered into on February 5, 1998), for the entire quarter. The operating results for the three months ended June 30, 1997 do not include Adam Young Inc. as the results of Adam Young Inc. were not deemed to be material.

  Net revenue for the three months ended June 30, 1998 was $77.2 million, an increase of $6.1 million, or 8.6%, compared to $71.1 million for the three months ended June 30, 1997. Improvement in various local market economies led to an increase in the Company's gross local revenue of 8.2%, while gross national was down 3.2% in 1998 compared to the second quarter of 1997. Political revenue for the three months ended June 30, 1998 was $2.1 million, an increase of $1.8 million from the same period in 1997.

  Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 1998 were $29.4 million, compared to $26.6 million for the three months ended June 30, 1997, an increase of $2.8 million, or 10.5%, with Adam Young Inc. accounting for $1.2 of such increase.

  Amortization of program license rights for the three months ended June 30, 1998 was $10.0 million, compared to $9.6 million for the three months ended June 30, 1997, an increase of $440,000.

  Depreciation of property and equipment and amortization of intangible assets
was $12.4   million for the three months ended June 30, 1998, compared to $12.0 million for the three months ended June 30, 1997, an increase of $417,000, or 3.5%. The increase is due principally to capital purchases during the second half of 1997.

  The Company made payments for program license liabilities of $10.2 million during the three months ended June 30, 1998, compared to $9.7 million for the three months ended June 30, 1997, an increase of $498,000.

  Corporate overhead for the three months ended June 30, 1998 was $2.0 million, compared to $1.6 million for the three months ended June 30, 1997, an increase of $466,000. This increase was the result of additional personnel, administrative costs and incentive compensation programs in 1998.

  Non-cash compensation was $300,000 for the three months ended June 30, 1998, compared to $255,000 for the comparable period in 1997. These amounts represented non-cash charges for an employee-matching stock plan (the "Plan") established January 1, 1997, included in the Company's 401(k) Plan.

  Interest income for the three months ended June 30, 1998 was $62,000 compared to $35,000 for the three months ended June 30, 1997, an increase of $27,000. This increase is primarily attributable to higher cash levels during the comparative periods.

  Interest expense was $15.2 million for the three months ended June 30, 1998, compared to $15.7 million for the three months ended June 30, 1997, a decrease of $553,000. This decrease is primarily attributable to the Company's lower debt levels following the payment of approximately $39.0 million in debt since June 30, 1997.

  As a result of the factors discussed above, net income was $7.8 million for the three months ended June 30, 1998, compared to net income of $5.2 million for the three months ended June 30, 1997.

  Broadcast cash flow was $37.7 million for the three months ended June 30, 1998, compared to $34.8 million for the three months ended June 30, 1997, an increase of $2.9 million, or 8.3%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 48.8% for the three months ended June 30, 1998, compared to 49.0% for the three months ended June 30, 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Actual
  ------

  The following historical information for the six months ended June 30, 1998 includes the results of Adam Young Inc. (merger agreement entered into on February 5, 1998), for the entire period. The operating results for the six months ended June 30, 1997 do not include Adam Young Inc. as the results of Adam Young Inc. were not deemed to be material.

  Net revenue for the six months ended June 30, 1998 was $141.8 million, an increase of $9.4 million, or 7.1%, compared to $132.4 million for the six months ended June 30, 1997. Improvement in various local market economies led to an increase in the Company's gross local revenues of 6.0%, while gross national was down 1.6% in 1998 compared to the same period in 1997. Political revenue for the six months ended June 30, 1998 was $3.1 million, an increase of $2.4 million from the same period in 1997.

  Operating expenses, including selling and general administrative expenses, were $58.6 million for the six months ended June 30, 1998, compared to $53.5 million for the six months ended June 30, 1997, an increase of $5.1 million, or 9.5%, with Adam Young Inc. accounting for $2.6 million of such increase.

  Amortization of program license rights for the six months ended June 30, 1998 was $20.4 million compared to $20.0 million for the six months ended June 30, 1997, an increase of $355,000.

  Depreciation of property and equipment and amortization of intangible assets was $25.0 million for the six months ended June 30, 1998, compared to $24.1 million for the six months ended June 30, 1997, an increase of $827,000, or 3.4%. This increase is primarily attributable to capital purchases during the second half of 1997.

  The Company made payments for program license liabilities of $20.7 million during the six months ended June 30, 1998, compared with payments of $20.3 million during the six months ended June 30, 1997, an increase of $331,000.

  Corporate overhead was $4.1 million for the six months ended June 30, 1998, compared to $3.1 million for the period ended June 30, 1997, an increase of $976,000. This increase was the result of additional personnel, administrative costs and incentive compensation programs in 1998.

  Non-cash compensation was $596,000 for the six months ended June 30, 1998, compared to $495,000 for the same period in 1997. These amounts represented non-cash charges for an employee-matching stock plan (the "Plan") established January 1, 1997, included in the Company's 401(k) Plan.

  Interest income for the six months ended June 30, 1998 was $112,000 compared to $138,000 for the same period in 1997, a decrease of $26,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to prepay long-term debt.

  Interest expense was $30.9 million for the six months ended June 30, 1998, compared with $31.3 million for the prior year period, a decrease of $361,000, or 1.2%. The decrease in interest expense is due to the Company's lower debt levels following the payment of approximately $39.0 million in debt since June 30, 1997.

  As a result of the factors discussed above, the Company's net income was $473,000 for the six months ended June 30, 1998, compared with a net loss of $354,000 for the same period in 1997.

  Broadcast cash flow was $62.5 million for the six months ended June 30, 1998, compared to $58.6 million for the same period in 1997, an increase of $3.9 million, or 6.7%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 44.1% for the six months ended June 30, 1998, compared to 44.3% for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations for the six months ended June 30, 1998 was $21.9 million as compared to cash provided by operations of $15.1 million for the same period in 1997. Changes in the Company's net cash flows from operating activities are primarily the result of improvement in net income and a reduction of accounts payable during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

  The Company used cash in investing activities for the six months ended June 30, 1998 and 1997 of $1.6 million and $4.3 million, respectively. The decrease in 1998 was primarily attributable to the reduced spending for property and equipment.

  Cash used in financing activities for the six months ended June 30, 1998 and 1997 was $20.5 million and $14.5 million, respectively. Financing activities for the six months ended June 30, 1998 and 1997 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $20.3 million and $201.7 million, respectively. In June 1997, the Company received $200.0 million in proceeds from the issuance of public subordinated debt and applied the net proceeds therefrom to repay principal under the Senior Credit Facility. In addition, in the second quarter of 1997, the Company repurchased $12.3 million in Class A Common Stock.

  It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

  On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of June 30, 1998, there was $65.0 million outstanding under the Senior Credit Facility.

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

IMPACT OF YEAR 2000

  The Company is performing a review of its Year 2000 compliance relating to all of its computer hardware and software. Management believes that no material asset purchases will be needed to be Year 2000 compliant.

INCOME TAXES

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1997, the Company had $203.0 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code Section 382.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On May 5, 1998, the Company held its annual meeting of stockholders to (i) elect nine directors of the Company to serve for a term of one year, (ii) ratify and approve the selection of independent auditors of the Company to serve until the 1999 annual meeting of stockholders, (iii) approve an amendment to the Company's Certificate of Incorporation to lower from 10% to 5% the required minimum percentage of Common Stock to be held by the Company's "Management Group" for continued designation of the Company's Class B Common Stock and (iv) approve the issuance of Class B Common Stock in exchange for then outstanding Class A Common Stock held by certain members of the Management Group.

  The following individuals were elected to serve as directors until the next annual meeting:

                                                Vote For   Vote Withheld
                                               ----------  -------------
Vincent J. Young                               20,395,484         59,700
Adam Young                                     20,395,484         59,700
Ronald J. Kwasnick                             20,395,484         59,700
James A. Morgan                                20,395,484         59,700
Bernard F. Curry                               20,395,484         59,700
Alfred J. Hickey, Jr.                          20,395,484         59,700
Leif Lomo                                      20,395,484         59,700
Robert L. Winikoff                             20,395,484         59,700
David C. Lee                                   20,395,484         59,700

  Such individuals, other than Messrs. Morgan, Winikoff and Lee, constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

  The stockholders ratified and approved the selection of Ernst & Young LLP as independent auditors of the Company to serve until the 1999 annual meeting of stockholders. The result of the vote was as follows: 18,416,470 votes were for the selection and 138,445 votes were against the selection. In addition, there were 1,080 abstentions and 1,899,189 broker nonvotes with respect to this vote.

  The stockholders approved the proposed amendment to the Company's Certificate of Incorporation. The result of the vote was as follows: 18,250,759 votes were for the amendment and 374,196 votes were against the amendment. In addition, there were 11,380 abstentions and 1,818,849 broker nonvotes with respect to this vote.

  The stockholders approved the proposed issuance of Class B Common Stock in exchange for Class A Common Stock owned by certain members of the Management Group. The result of the vote was as follows: 17,580,005 votes were for the issuance and exchange and 1,043,495 votes were against. In addition, there were 12,835 abstentions and 1,818,849 broker nonvotes with respect to this vote.

Item 6.  EXHIBITS AND REPORTS ON FORM  8-K.


  (a) Exhibits.

Exhibit
Number    Exhibit Description
------    -------------------

11        Statement Re Computation of Per Share Earnings.
27        Financial Data Schedule


  (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of the year ending December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          YOUNG BROADCASTING INC.



Date:  August 7, 1998                     By: /s/ Vincent J. Young
                                              --------------------
                                                  Vincent J. Young
                                                  Chairman



Date:  August 7, 1998                     By: /s/ James A. Morgan
                                              -------------------
                                                  James A. Morgan
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (principal financial officer)