Form 10-Q
period 1998-09-30
YOUNG BROADCASTING INC /DE/
filed 1998-11-10
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended            Commission file number:
   September 30, 1998                               0-25042

                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                    13-3339681
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

                              Yes    X      No
                                 ---------    ----

                          ____________________________

          Number of shares of  Common Stock outstanding as of  October 31, 1998:
11,395,138 shares of Class A Common Stock, and 2,412,932 shares of Class B Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Part I.                                                                    Page
                                                                           ----

     Item 1. Financial Statements.

             Consolidated Balance Sheets as of December 31, 1997 and
             September 30, 1998..............................................2

             Consolidated Statements of Operations for the Three and Nine
             Months Ended September 30, 1997 and 1998........................3

             Consolidated Statements of Stockholders' Equity for the Nine
             Months Ended September 30, 1998.................................4

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1997 and 1998...............................5

             Notes to Consolidated Financial Statements......................6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................9

     Item 3. Quantitative and Qualitative Disclosure about Market
             Risk...........................................................17

Part II.

     Item 6. Exhibits and Reports on Form 8-K...............................18

Signatures..................................................................19

Item 1. FINANCIAL STATEMENTS.

                    Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                       December 31,         SEPTEMBER 30,
                                                                                           1997*                1998
                                                                                  -----------------------------------------
Assets                                                                                                       (UNAUDITED)
Current assets:
 Cash and cash equivalents                                                                $  1,652,428         $    754,680
 Trade accounts receivable, less allowance for doubtful accounts of
         $1,872,000 in 1997 and $2,307,000 in 1998                                          60,192,889           49,368,785
 Current portion of program license rights                                                  23,327,160           19,127,994
 Prepaid expenses                                                                            2,307,764            9,165,726
                                                                                  -----------------------------------------
Total current assets                                                                        87,480,241           78,417,185

Property and equipment, less accumulated depreciation and amortization of
         $98,731,094 in 1997 and $117,134,757 in 1998                                      112,750,987           99,487,300
Program license rights, excluding current portion                                            1,220,121            1,731,549
Deposits and other assets                                                                    1,771,852           28,270,330
Broadcasting licenses and other intangibles, less accumulated amortization of
         $96,631,332 in 1997 and $113,328,771 in 1998                                      626,507,872          610,078,659
Deferred charges less accumulated amortization of $7,236,107 in 1997 and
         $9,690,396 in 1998                                                                 16,235,423           13,846,005
                                                                                  -----------------------------------------
TOTAL ASSETS                                                                              $845,966,496         $831,831,028
                                                                                  =========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                                                  $  18,997,702        $  12,807,182
 Accrued expenses                                                                           18,921,140           23,402,723
 Current installments of program license liability                                          18,026,986           15,396,061
 Current installments of long-term debt                                                      3,907,834              987,595
 Current installments of obligations under capital leases                                      470,981              197,854
                                                                                  -----------------------------------------
Total current liabilities                                                                   60,324,643           52,791,415

Program license liability, excluding current installments                                    1,052,659            1,933,356
Long-term debt, excluding current installments                                             653,076,951          664,415,726
Deferred taxes and other liabilities                                                        71,666,635           71,520,881
TOTAL LIABILITIES                                                                          786,120,888          790,661,378
                                                                                  -----------------------------------------


Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,850,504 shares at 1997 and 11,436,835 at 1998                                  11,851               11,437
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,997,340 shares at 1997 and 2,412,932 (exclusive of 50,450
  shares held in treasury) at 1998                                                               1,997                2,412
 Additional paid-in capital                                                                222,881,546          206,805,066
 Accumulated deficit                                                                      (163,049,786)        (165,649,265)
                                                                                  -----------------------------------------
Total stockholders' equity                                                                  59,845,608           41,169,650
                                                                                  -----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 845,966,496        $ 831,831,028
                                                                                  =========================================

*Derived from the audited consolidated financial statements for the year ended
 December 31, 1997.

 See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                             Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                          1997               1998               1997              1998
                                                 --------------------------------------------------------------------------
Net operating revenue                                   $ 57,938,816       $ 62,944,230      $190,317,699      $204,771,379
                                                 --------------------------------------------------------------------------

Operating expenses                                        16,088,957         16,936,699        47,666,236        50,045,766
Amortization of program license rights                     6,578,860          6,598,403        26,581,363        26,956,689
Selling, general and administrative expenses              10,689,480         12,039,672        32,570,124        37,577,831
Depreciation and amortization                             13,035,291         12,350,787        37,167,700        37,310,229
Corporate overhead                                         1,308,033          1,914,084         4,425,042         6,006,985
Non-cash compensation                                        247,219            282,275           741,941           878,024
Merger-related costs                                               -                  -                 -         1,444,588
                                                 --------------------------------------------------------------------------
Operating income                                           9,990,976         12,822,310        41,165,293        44,551,267
                                                 --------------------------------------------------------------------------

Interest income                                               64,977             50,969           202,965           163,313
Interest expense                                         (16,379,155)       (15,765,517)      (47,670,745)      (46,696,920)
Other expense, net                                          (217,217)          (559,366)         (591,616)         (996,132)
                                                 --------------------------------------------------------------------------
                                                         (16,531,395)       (16,273,914)      (48,059,396)      (47,529,739)
                                                 --------------------------------------------------------------------------
Net loss                                                $ (6,540,419)      $ (3,451,604)     $ (6,894,103)     $ (2,978,472)
                                                 ==========================================================================


                                                                                          .
Net loss per common share-basic                               $(0.47)            $(0.24)           $(0.49)           $(0.21)
                                                 ==========================================================================
Weighted average shares-basic                             13,829,253         14,307,781        14,039,235        14,261,841
                                                 ==========================================================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                                       COMMON STOCK         Additional                            Total
                                                 ---------------------        PAID-IN        Accumulated      STOCKHOLDERS'
                                                   CLASS A     Class B        Capital          Deficit            Equity
                                                 --------------------------------------------------------------------------
Balance at December 31, 1997.....................  $11,851      $1,997     $222,881,546     $(163,049,786)     $ 59,845,608


Contribution of shares into Company's
defined contribution plan........................       14           -          820,906                 -           820,920

Conversion of Class B Common Stock
to Class A Common Stock..........................       61         (61)               -                 -                 -

Exercise of common stock options.................       14           -          315,255                 -           315,269

Issuance of Class A Common Stock and
repurchase of Class B Common Stock for
the Adam Young Inc. merger.......................        -         476          668,269           378,993         1,047,738

Repurchase and retirement of Class A Common
Stock............................................     (503)          -      (17,880,910)                -       (17,881,413)

Net income for the nine months ended
September 30, 1998...............................        -           -                -        (2,978,472)       (2,978,472)

                                                 --------------------------------------------------------------------------

Balance at September 30, 1998....................  $11,437      $2,412     $206,805,066     $(165,649,265)     $ 41,169,650
                                                 ==========================================================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. And Subsidiaries

                     Consolidated Statements Of Cash Flows
                                  (Unaudited)


                                                                               Nine Months Ended September 30,
                                                                                    1997               1998
                                                                           --------------------------------------
OPERATING ACTIVITIES
Net loss                                                                         $  (6,894,103)      $ (2,978,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                           17,022,940         18,158,501
  Amortization of program license rights                                            26,581,363         26,956,689
  Amortization of broadcasting licenses, other intangibles and deferred
   charges                                                                          20,144,760         19,151,728
  Non-cash compensation                                                                741,941            878,024
  Non-cash interest expense on outstanding indebtedness                                215,178            151,536
  Loss on sale of fixed assets                                                          26,065             48,523
  Deferred acquisition and debt refinancing costs incurred                          (1,760,000)                 -
  Payments on programming license liabilities                                      (26,950,465)       (27,376,186)
  Decrease in trade accounts receivable                                             12,903,402         12,569,277
  Increase in prepaid expenses                                                      (1,759,823)        (6,640,477)
  Decrease in trade accounts payable                                                (8,950,813)        (3,983,119)
  Increase in accrued expenses and other liabilities                                 1,368,512          3,099,470
                                                                           --------------------------------------
Net cash provided by operating activities                                           32,688,957         40,035,494
                                                                           --------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                                (4,977,804)        (4,463,487)
Increase in deposits and other assets                                                  (93,621)       (26,418,633)
Increase in broadcast licenses and other  intangibles                               (2,499,354)          (268,226)
                                                                           --------------------------------------
Net cash used in investing activities                                               (7,570,779)       (31,150,346)
                                                                           --------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of public subordinated debt                                 200,000,000                  -
Borrowings from working capital facility                                                     -         36,527,000
Principal payments on long-term debt                                              (216,322,000)       (28,260,000)
Deferred acquisition and debt refinancing costs incurred                              (877,069)           (64,871)
Repurchase of Class A Common Stock                                                 (12,338,480)       (17,881,413)
Proceeds from exercise of Common Stock options                                         365,375            315,269
Principal payments under capital lease obligations                                    (588,537)          (418,881)
                                                                           --------------------------------------
Net cash used in financing activities                                              (29,760,711)        (9,782,896)
                                                                           --------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (4,642,533)          (897,748)
Cash and cash equivalents at beginning of year                                       7,004,744          1,652,428
                                                                           --------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                        $   2,362,211       $    754,680
                                                                           ======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $  47,285,102       $ 44,758,963

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. And Subsidiaries

                     Consolidated Statements Of Cash Flows
                                  (Unaudited)

1. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (four with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California, and a national television sales representation firm (see Merger). Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such periods. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  MERGER

On February 5, 1998, the Company entered into an Agreement and Plan of Merger with Adam Young Inc., ("AYI") a national television sales representation firm, and its shareholders, pursuant to which AYI was merged with and into AYI Acquisition Corporation (now known as Adam Young Inc.), a wholly-owned subsidiary of the Company.

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

In connection with the merger, the Company recorded a charge to operating expenses of approximately $1.4 million for direct and other merger related costs pertaining to the merger transaction and certain restructuring programs in the first quarter of 1998, of which approximately $1.2 million has been paid as of September 30, 1998. Merger transaction costs consisted primarily of fees for investment bankers, attorneys, accountants and other related charges. Restructuring costs included severance for terminated employees, consolidation and closure of an office and exit costs.

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
                                                 ================

      Restructuring costs related to the consolidation of administrative and management functions. These activities resulted in the reduction of approximately 9 employees and included the consolidation and closure of an AYI office. Exit costs included activities such as the termination of a lease agreement, buyouts related to the closure of the AYI office, and moving costs for employees and equipment. At September 30, 1998, approximately $190,000 relating to these programs were classified as current liabilities.

3.  LONG-TERM SPORTS AGREEMENT

      On June 16, 1998 the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the new seven year deal, KCAL-TV, Los Angeles, California, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV has the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV has also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30 million on August 14, 1998 and will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

4.  RECENT PRONOUNCEMENTS

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

                   Young Broadcasting Inc. And Subsidiaries

                     Consolidated Statements Of Cash Flows
                                  (Unaudited)

("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

      THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, INCREASES IN NET REVENUES AND BROADCAST CASH FLOW (AS DEFINED) AND REDUCTIONS IN OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

      The following table sets forth certain operating data for the three and nine months ended September 30, 1997 and 1998:


                                                      Three Months Ended                 Nine Months Ended
                                                      -----------------                  -----------------
                                                        September 30,                       September 30,
                                                        -------------                       -------------
                                                     1997           1998                   1997           1998
                                                     ----           ----                   ----           ----
                                                    (dollars in thousands)                (dollars in thousands)
Operating income.............................       $ 9,991        $12,822              $ 41,165        $ 44,551
Add:
  Amortization of program license rights....          6,579          6,599                26,581          26,957
  Depreciation and amortization.............         13,036         12,351                37,168          37,310
  Corporate overhead........................          1,308          1,914                 4,425           6,007
  Merger-related costs......................              -              -                     -           1,444
  Non-cash compensation.....................            247            282                   742             878
Less:
  Payments for program license liabilities           (6,610)        (6,705)              (26,950)        (27,376)
                                             -----------------------------      --------------------------------
Broadcast cash flow.........................        $24,551        $27,263              $ 83,131        $ 89,771
                                             =============================      ================================

TELEVISION REVENUES

      Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                      THREE MONTHS ENDED                                       NINE MONTHS ENDED
                                      -------------------                                      ------------------
                                          September 30,                                           SEPTEMBER 30,
                                          -------------                                           -------------
                                    1997                    1998                         1997                      1998
                                    ----                    ----                         ----                      ----
                            Amount        %          AMOUNT        %             AMOUNT         %           AMOUNT         %
                            ------        -          ------        -             ------         -           ------         -
                                     (dollars in thousands)                                    (dollars in thousands)
Revenues
  Local............       $ 42,437       62.2      $  44,364      60.9           $140,804       62.9      $  148,647      62.8
  National.........         21,849       32.0         21,422      29.4             69,756       31.1          68,569      29.0
  Network..........          3,100        4.5          3,152       4.3              9,534        4.3           9,602       4.1
  Political........            187        0.3          2,947       4.1                851        0.4           6,032       2.5
  Production/Other             691        1.0            926       1.3              2,856        1.3           3,728       1.6
                   ---------------------------------------------------     ---------------------------------------------------
   Total...........         68,264      100.0         72,811     100.0            223,801      100.0         236,578     100.0

   Commissions.....        (10,325)     (15.1)        (9,867)/1/ (13.5)           (33,483)     (15.0)        (31,807)/1/ (13.4)
                   ---------------------------------------------------     ---------------------------------------------------

Net Revenue........       $ 57,939       84.9      $  62,944      86.5           $190,318       85.0      $  204,771      86.6
                   ===================================================     ===================================================

/1/ National sales commissions paid to AYI eliminated for consolidation purposes were $1.5 million and $4.7 million for the three and nine months ended September 30, 1998, respectively.

RESULTS OF OPERATIONS

Three Months ended September 30, 1998 Compared to Three Months Ended September 30, 1997


  The following historical financial information for the three months ended September 30, 1998 includes the results of Adam Young Inc. (merger agreement entered into on February 5, 1998), for the entire quarter. The operating results for the three months ended September 30, 1997 do not include Adam Young Inc. as the results of Adam Young Inc. were not deemed to be material.

  Net revenue for the three months ended September 30, 1998 was $62.9 million, an increase of $5.0 million, or 8.6%, compared to $57.9 million for the three months ended September 30, 1997. Improvement in various local market economies led to an increase in the Company's gross local revenue of 4.5%, while gross national decreased 2.0% in 1998 compared to the third quarter of 1997. Political revenue for the three months ended September 30, 1998 was $2.9 million, an increase of $2.8 million from the same period in 1997.

  Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 1998 were $29.0 million, compared to $26.8 million for the three months ended September 30, 1997, an increase of $2.2 million, or 8.2%, with Adam Young Inc. accounting for $1.0 million of such increase. Additional news costs at several stations accounted for an additional $764,000 of this increase.

  Amortization of program license rights for the three months ended September 30, 1998 and 1997 was $6.6 million.

  Depreciation of property and equipment and amortization of intangible assets
was $12.3   million for the three months ended September 30, 1998, compared to
$13.0 million for the three months ended September 30, 1997, a decrease of $684,000, or 5.2%.

  The Company made payments for program license liabilities of $6.7 million during the three months ended September 30, 1998, compared to $6.6 million for the three months ended September 30, 1997, an increase of $95,000.

  Corporate overhead for the three months ended September 30, 1998 was $1.9 million, compared to $1.3 million for the three months ended September 30, 1997, an increase of $606,000. This increase was the result of additional personnel, administrative costs and incentive compensation programs in 1998.

  Non-cash compensation was $282,000 for the three months ended September 30, 1998, compared to $247,000 for the comparable period in 1997. These amounts represented non-cash charges for an employee-matching stock plan established January 1, 1997, included in the Company's 401(k) Plan.

  Interest income for the three months ended September 30, 1998 was $51,000 compared to $65,000 for the three months ended September 30, 1997, a decrease of $14,000. This decrease is primarily attributable to lower cash levels resulting from the use of cash and cash equivalents to make principal payments on long-term debt.

  Interest expense was $15.8 million for the three months ended September 30, 1998, compared to $16.4 million for the three months ended September 30, 1997, a decrease of $614,000. This decrease is primarily attributable to the Company's lower debt levels following the payment of approximately $32.7 million in debt since September 30, 1997 and reduced interest rates on its bank debt.

  As a result of the factors discussed above, the net loss was $3.5 million for the three months ended September 30, 1998, compared to a net loss of $6.5 million for the three months ended September 30, 1997.

  Broadcast cash flow was $27.3 million for the three months ended September 30, 1998, compared to $24.6 million for the three months ended September 30, 1997, an increase of $2.7 million, or 11.0%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 43.3% for the three months ended September 30, 1998, compared to 42.4% for the three months ended September 30, 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997


  The following historical information for the nine months ended September 30, 1998 includes the results of Adam Young Inc. (merger agreement entered into on February 5, 1998), for the entire period. The operating results for the nine months ended September 30, 1997 do not include Adam Young Inc. as the results of Adam Young Inc. were not deemed to be material.

  Net revenue for the nine months ended September 30, 1998 was $204.8 million, an increase of $14.5 million, or 7.6%, compared to $190.3 million for the nine months ended September 30, 1997. Improvement in various local market economies led to an increase in the Company's gross local revenues of 5.6%, while gross national was down 1.7% in 1998 compared to the same period in 1997. Political revenue for the nine months ended September 30, 1998 was $6.0 million, an increase of $5.2 million from the same period in 1997.

  Operating expenses, including selling and general administrative expenses, were $87.6 million for the nine months ended September 30, 1998, compared to $80.2 million for the nine months ended September 30, 1997, an increase of $7.4 million, or 9.2%, with Adam Young Inc. accounting for $3.6 million of such increase. Additional news costs at several stations and higher sales expense relating to the increased sales accounted for an additional $2.3 million and $688,000, respectively.

  Amortization of program license rights for the nine months ended September 30, 1998 was $27.0 million compared to $26.6 million for the nine months ended September 30, 1997, an increase of $376,000.

  Depreciation of property and equipment and amortization of intangible assets was $37.3 million for the nine months ended September 30, 1998, compared to $37.2 million for the nine months ended September 30, 1997, an increase of $142,000, or 0.4%.

  The Company made payments for program license liabilities of $27.4 million during the nine months ended September 30, 1998, compared with payments of $27.0 million during the nine months ended September 30, 1997, an increase of $426,000.

  Corporate overhead was $6.0 million for the nine months ended September 30, 1998, compared to $4.4 million for the period ended September 30, 1997, an increase of $1.6 million. This increase was the result of additional personnel, administrative costs and incentive compensation programs in 1998.

  Non-cash compensation was $878,000 for the nine months ended September 30, 1998, compared to $742,000 for the same period in 1997. These amounts represented non-cash charges for an employee-matching stock plan established January 1, 1997, included in the Company's 401(k) Plan.

  Interest income for the nine months ended September 30, 1998 was $163,000 compared to $203,000 for the same period in 1997, a decrease of $40,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to prepay long-term debt.

  Interest expense was $46.7 million for the nine months ended September 30, 1998, compared with $47.7 million for the prior year period, a decrease of $1.0 million, or 2.1%. The decrease in interest expense is due to the Company's lower debt levels following the payment of approximately $32.7 million in debt since September 30, 1997 and reduced interest rates on its bank debt.

  As a result of the factors discussed above, the Company's net loss was $3.0 million for the nine months ended September 30, 1998, compared with a net loss of $6.9 million for the same period in 1997.

  Broadcast cash flow was $89.8 million for the nine months ended September 30, 1998, compared to $83.1 million for the same period in 1997, an increase of $6.7 million, or 8.1%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 43.8% for the nine months ended September 30, 1998, compared to 43.7% for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations for the nine months ended September 30, 1998 was $40.0 million as compared to cash provided by operations of $32.7 million for the same period in 1997. Changes in the Company's net cash flows from operating activities are primarily the result of improvement in net income and a reduction of accounts payable during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

  The Company used cash in investing activities for the nine months ended September 30, 1998 and 1997 of $31.2 million and $7.6 million, respectively. The increase in 1998 was primarily attributable to the prepayment of programming.

  Cash used in financing activities for the nine months ended September 30, 1998 and 1997 was $9.8 million and $29.8 million, respectively. Financing activities for the nine months ended September 30, 1998 and 1997 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $28.3 million and $216.3 million, respectively. In the third quarter of 1998, the Company borrowed $36.5 million under the working capital facility to prepay certain programming contracts. In June 1997, the Company received $200.0 million in proceeds from the issuance of public subordinated debt and applied the net proceeds therefrom to repay principal under the Senior Credit Facility. In addition, in the third quarter of 1998 and the second quarter of 1997, the Company repurchased 502,800 shares for $17.9 million and 459,000 shares for $12.3 million, respectively, in Class A Common Stock.

  It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

  On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of September 30, 1998, there was $93.5 million outstanding under the Senior Credit Facility.

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

  On June 16, 1998 the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the new seven year deal, KCAL-TV, Los Angeles, California, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV has the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV has also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30 million on August 14, 998 and will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

  The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations.

  In June 1998, the Company retained Lazard Freres & Co. LLC to explore potential strategic alternatives for the Company, including a merger or sale, among other possibilities. On September 10, 1998, the Company reported that it was suspending the exploration of a sale of the Company as one if its potential strategic alternatives.


IMPACT OF YEAR 2000

  The Company has performed a review of its Year 2000 preparedness relative to its products and systems, its accounting software and its computer hardware. The Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. All computer software is purchased or leased from third party vendors, and the Company does not employ or contract computer programmers to write software for our specific Company. The Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.


INCOME TAXES

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1997, the Company had $188.5 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code Section 382.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contract, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Item 6.  EXHIBITS AND REPORTS ON FORM  8-K.


         (a) Exhibits.

Exhibit
Number    Exhibit Description
------    -------------------

11        Statement Re Computation of Per Share Earnings.
27        Financial Data Schedule


          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter of the year ending December 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                YOUNG BROADCASTING INC.



Date:  November 9, 1998        By: /s/ Vincent J. Young
                                  ------------------------------
                                       Vincent J. Young
                                       Chairman



Date:  November 9, 1998        By: /s/ James A. Morgan
                                  -------------------------------
                                       James A. Morgan
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)

                                   EXHIBIT 11

                    YOUNG BROADCASTING INC. AND SUBSIDIARIES
                     RE COMPUTATION OF PER SHARE EARNINGS
                                  (Unaudited)


                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           ------------------                -----------------
                                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                           1997            1998            1997             1998
                                                                       ------------------------------------------------------------
SHARES OF COMMON STOCK OUTSTANDING
     FOR THE ENTIRE  PERIOD..........................................   13,823,788      14,338,401      14,230,357      13,847,844

ISSUANCE OF 13,866 SHARES OF COMMON STOCK  TO THE
      COMPANY'S DEFINED CONTRIBUTION  PLAN IN 1998...................            -           3,863               -           8.081

ISSUANCE OF 46,268 SHARES OF COMMON STOCK  TO THE
      COMPANY'S DEFINED CONTRIBUTION  PLAN IN 1997...................        5,367               -          35,369

ISSUANCE OF 14,550 SHARES OF COMMON STOCK
      UPON EXERCISE OF OPTIONS IN 1998...............................            -           9,239               -           7,152

ISSUANCE OF 18,500 SHARES OF COMMON STOCK
      UPON EXERCISE OF OPTIONS IN 1997...............................           98               -           7,212               -

REPURCHASE OF 502,800 SHARES OF COMMON STOCK
      BUYBACK PROGRAM IN 1998....................................                -         (43,722)              -         (14,734)

ISSUANCE OF 526,757 SHARES OF COMMON STOCK
      FOR THE MERGER OF ADAM YOUNG INC.....................                      -               -               -         457,295

RETIREMENT OF 50,450 SHARES OF COMMON STOCK FOR
     THE MERGER OF ADAM YOUNG INC...........................                     -               -               -         (43,797)

REPURCHASE OF 459,000 SHARES OF COMMON STOCK
     UNDER THE BUYBACK PROGRAM IN 1997.....................                      -               -        (233,703)              -
                                                                     ---------------  --------------  --------------  ------------
WEIGHTED AVERAGE SHARES OF COMMON
      STOCK OUTSTANDING..............................................   13,829,253      14,307,781      14,039,235      14,261,841
                                                                     ---------------  --------------  --------------  ------------

NET LOSS.............................................................  $(6,540,419)    $(3,451,604)    $(6,894,103)    $(2,978,472)
                                                                     ===============  ==============  ==============  ============
NET LOSS PER COMMON SHARE

       NET LOSS......................................................  $     (0.47)         $(0.24)         $(0.49)    $     (0.21)
                                                                     ===============  ==============  ==============  ============