Form 10-K405
period 1998-12-31
YOUNG BROADCASTING INC /DE/
filed 1999-03-17
CIK 929144

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-K

                             --------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the fiscal year ended December 31, 1998     Commission file number: 0-25042

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of February 28, 1999 was approximately $559,467,162.
                              ____________________

  Number of shares of Common Stock outstanding as of February 28, 1999:
11,430,557 shares of Class A Common Stock and 2,383,447 shares of Class B Common Stock.
                              ____________________

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Document                   Location in Form 10-K
                  --------                   in which incorporated
  Registrant's Proxy Statement relating to   ---------------------
  the 1999 Annual Meeting of Stockholders            Part III


================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-K

                               Table of Contents

                                                                                                     Page
                                                                                                     ----
PART I

 Item 1.   Business.................................................................................   1

 Item 2.   Properties...............................................................................  21

 Item 3.   Legal Proceedings........................................................................  24

 Item 4.   Submission of Matters to a Vote of Security Holders......................................  24

PART II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................  26

 Item 6.   Selected Financial Data..................................................................  27

 Item 7.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................................  28

 Item 7A   Quantitative and Qualitative Disclosures About Market Risks..............................  36

 Item 8.   Financial Statements and Supplementary Data..............................................  37

 Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...................................................................  56

PART III

 Item 10.  Directors and Executive Officers of the Registrant.......................................  56

 Item 11.  Executive Compensation...................................................................  56

 Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................  56

 Item 13.  Certain Relationships and Related Transactions...........................................  56

PART IV

 Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form 8-K........................  56

SIGNATURES..........................................................................................  61

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


                                 PART I

Item 1.  Business.

     All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 1998, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

General

     The Company owns and operates twelve television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Six of the stations are affiliated with American Broadcasting Companies, Inc. ("ABC"), four are affiliated with CBS Inc. ("CBS"), one is affiliated with National Broadcasting Company, Inc. ("NBC"), and one is an independent station. Each of the Company's stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached. The Company's sole independent television station, KCAL, Los Angeles, California ("KCAL"), is the only independent VHF television station operating in the Los Angeles market, which is ranked as the second-largest television market in terms of population and the largest in terms of estimated television revenue.

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

Recent Developments

     Long-Term Sports Agreement. On June 16, 1998, the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the seven year deal, KCAL-TV, Los Angeles, California, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV has the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV has also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30 million on August 14, 1998 and will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

     Stock Repurchase. During September and October 1998, the Company repurchased 552,800 shares of its Class A Common Stock in open market purchases pursuant to a stock repurchase program for an aggregate price of approximately $19.5 million. The Company is authorized, subject to certain limitations, to effect up to an aggregate of $70.0 million of such purchases.

     Adam Young Inc. Merger. On February 5, 1998, the Company entered into an Agreement and Plan of Merger with Adam Young Inc. ("AYI") and AYI Acquisition Corporation, a wholly-owned subsidiary of the Company ("Sub"), pursuant to which AYI was merged with and into Sub and became a wholly-owned subsidiary of the Company.

     The acquisition of AYI has been accounted for as a combination of companies under common control similar to a pooling-of-interests. The Company issued 526,757 shares of the Company's Class A Common Stock and repurchased from AYI and cancelled 50,450 shares of Class B Common Stock, together having an approximate value of $19.3 million, to Vincent Young, the Company's Chairman and Adam Young, the Company's Treasurer, and his wife, in exchange for all of the outstanding stock of AYI which was held by these persons.

     Historical information related to this acquisition was not included in the Company's historical results as the impact of this acquisition was to deemed to be material.

Operating Strategy

     The Company continually seeks to increase its revenues and broadcast cash flow (as defined). The Company's operating strategy focuses on increasing the cash flow of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

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

                                                                                            Station
                                                                              Commercial      Rank
                           Market     Television                  Network     Stations        In       In-Market    Year
                           Rank(1)   Households(2)   Channel    Affiliation   in DMA(3)    Market(4)    Share(5)  Acquired
                          ---------  -------------  ----------  -----------  ----------  ------------  --------  --------

KCAL (Los Angeles, CA)         2      5,135,140           9     IND               11             6        10         1996
WKRN (Nashville, TN)          30        811,870           2     ABC                7             3        19         1989
WTEN (Albany, NY)             53        507,680          10(6)  ABC                4             3        26         1989
WRIC (Richmond, VA)           61        467,730           8     ABC                5             3        28         1994
WATE (Knoxville, TN)          63        446,510           6     ABC                5             3        22         1994
WBAY (Green Bay, WI)          69        384,860           2     ABC                6             2        29         1994
KWQC (Quad Cities)            90        300,490           6     NBC                4             1        44         1996
WLNS (Lansing, MI)           106        237,130           6     CBS                4             1        40         1986
KELO (Sioux Falls, SD)       109        231,180          11(7)  CBS                4             1        50         1996
KLFY (Lafayette, LA)         123        200,010          10     CBS                4             1        52         1988
WKBT (La Crosse-
      Eau Claire, WI)        129        179,460           8     CBS                4             2        23         1986
WTVO (Rockford, IL)          134        167,170          17     ABC                4             3        25         1988
-------------------------

(1) Refers to the size of the television market or Designated Market Area ("DMA") as used by Nielsen.
(2) Refers to the number of television households in the DMA as estimated by Nielsen.
(3) Represents the number of television stations ("reportable stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on to sign-off"). Does not include national cable channels. The number of reportable stations may change for each reporting period. "Weekly cumulative audience" measures the total number of different households tuned to a station at a particular time during the week. "Share" references used elsewhere herein measure the total daily households tuned to a station at a particular time during the week.
(4) Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 1998.
(5) Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market ("in-market share"), as measured sign-on to sign-off.
(6) WTEN has a satellite station, WCDC (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.
(7) KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 172.

    The following is a description of each of the Company's stations:

    KCAL, Los Angeles, California. The Company acquired KCAL from KCAL Broadcasting, Inc., a subsidiary of the Walt Disney Company ("Disney") on November 22, 1996. KCAL has the distinction of being one of the first commercial stations in the country. KCAL's first broadcast was on December 23, 1931. It is now the only independent VHF station in the Los Angeles market. Los Angeles is the second largest DMA with an estimated 5,135,140 television households and the country's largest television market in terms of estimated advertising dollars spent on the medium. There are eleven reportable stations in the DMA. For the November 1998 ratings period, KCAL was ranked sixth after the local ABC, NBC, CBS, WB and Fox affiliates, with an overall sign-on to sign-off in-market share of 10%. KCAL ranked fifth in in-market revenue share in the fourth quarter of 1998.

    KCAL is a prominent news provider in the market, presenting 27 1/2 hours of such programming each week and up to 25 special one hour reports each year. In 1995, the station won the prestigious Edward R. Murrow Award as the "Best Local Newscast in the Country." In 1996, KCAL was honored with nine Golden Mikes, including Best 30 Minute Newscast and Best Daytime Newscast, ten Emmys, five Radio Television News Directors awards, ten New York Film Festival Awards, 17 Associated Press Awards and 31 Los Angeles Press Club Awards. In 1997, KCAL won five Golden Mikes. Since 1991, KCAL has been the most honored local station in Los Angeles for news. In 1998, KCAL won 8 Emmys and 4 Golden Mikes.

    KCAL is also the broadcast station of choice for premier local sports franchises with over 160 major televised sporting events each year. KCAL currently has long term agreements with the Los Angeles Lakers (7 years remaining), Anaheim Angels (2 years remaining), Mighty Ducks of Anaheim (5 years remaining),

Los Angeles Clippers (2 years remaining) and Los Angeles Kings (1 year remaining). The station also has agreements to broadcast PAC 10 Football and certain boxing events. These contracts enable KCAL to offer advertisers year-round sports packages aimed at very attractive audience categories.

    As the largest market in the country's largest state, Los Angeles enjoys a diverse industry makeup ranging from entertainment and manufacturing to international trade and financial services. In addition to Los Angeles County, KCAL reaches Orange, Santa Barbara and other counties in Southern California. Orange County alone has ranked fifth, nationally, in both population and population growth over the last five years. According to Investing in Television Market Report '98 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the average household income in the Los Angeles market in 1996 was $44,015, with an effective buying income projected to grow at an annual rate of 3.1% through 2001. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Los Angeles market is projected to average 2.0% annually through 2001.

    WKRN, Nashville, Tennessee. WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 811,870 television households. There are seven reportable stations in the DMA. For the November 1998 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 19%. The station's syndicated programs include Live with Regis and Kathie Lee, Donnie & Marie, Rosie, Friends, Wheel of Fortune, ER and NYPD Blue.

    The quality of the station's newscasts has been regularly recognized by its broadcasting peers, and was recently awarded a mid-south regional Emmy for News Excellence, the first Nashville station to win the award in four years. The station is also a recipient of the prestigious Peabody Award for investigative journalism. During the last three years, the station won a combined 39 regional Emmy Awards. The Tennessee Associated Press awarded the station first place for Investigative, Feature and Sport News reporting. The station has also won a number of regional awards from the Radio and Television News Directors Association, including 1994 awards for Best Feature, Best News Operation and Best Investigative Reporting.

    Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Bridgestone-Firestone, Nissan, Saturn, Columbia/HCA, Shoney's, Service Merchandise, First American National Bank, Northern Telecom, Aladdin Industries and Willis Corroon plc. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 1996 was $41,340, with effective buying income projected to grow at an annual rate of 6.3% through 2001. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 5.7% annually through 2001.

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

    The Albany market (which includes Schenectady and Troy) is the 53rd largest DMA, with an estimated 507,680 television households. There are four reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 1998 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 26%, compared to 32% for WNYT, the NBC affiliate, and 32% for WRGB, the CBS affiliate, and 12% for WXXA, the Fox affiliate. The station's syndicated programs include Wheel of Fortune, Jeopardy, Rosie, and Jenny Jones. WTEN has won numerous awards in recent years for both local news and public affairs programming.

    Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Fleet Financial Group, State Farm Insurance, Metropolitan Life Insurance and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 1996 was $39,089, with effective buying income projected to grow at an annual rate of 2.8% through 2001. Retail sales growth in this market is also projected by the BIA Guide to average 2.9% annually during the same period.

    The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Selective use of client incentive programs has generated over $2.1 million of new revenue in 1998. In the key 4 pm to 8 pm time period, WTEN consistently achieves an overall first place performance in both households and the primary W25-54 selling demographic.

    WRIC, Richmond, Virginia. WRIC, acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 61st largest DMA, with an estimated 467,730 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 1998 ratings period, WRIC was in third place in the ratings, one point behind WTVR and WWBT, the CBS and NBC affiliates. In actual audience share, WRIC was slightly behind WTVR and WWBT, with a sign-on to sign-off in-market share of 28%, compared to 29% for WTVR and 31% for WWBT. The station's syndicated programming includes Wheel of Fortune, Jeopardy, Rosie and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

    Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of Virginia. Philip Morris is the largest employer in the market, employing approximately 11,000 area residents. According to the BIA Guide, the average household income in the Richmond market in 1996 was $39,959 with effective buying income projected to grow at an annual rate of 4.2% through 2001. Retail sales growth is also projected by the BIA Guide to average 4.4% annually during the same period.

    WATE, Knoxville, Tennessee. WATE, also acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 63rd largest DMA, with an estimated 446,510 television households. There are five reportable stations in the DMA, three of which are VHF stations. During the November 1998 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 22%. The station's syndicated programming includes Home Improvement, People's Court, Extra and Rosie. WATE has won numerous awards in recent years from state journalism organizations for its news operations. It also recently received its second Emmy Award for sports programming.

    According to the BIA Guide, the average household income in the Knoxville market in 1996 was $35,651 with effective buying income projected to grow at an annual rate of 5.4% through 2001. Retail sales growth is also projected by the BIA Guide to average 6.1% annually during the same period.

    WBAY, Green Bay, Wisconsin. WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 384,860 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 1998 ratings period, WBAY was tied in the ratings with WFRV, the CBS affiliate. In audience share, WFRV tied WBAY in the November 1998 ratings period, with a sign-on to sign-off in-market share of 29%. The station's syndicated programming includes Home Improvement, Seinfeld, Friends, Inside Edition, Hard Copy and Martha Stewart. WBAY has won numerous awards in recent years from state journalism organizations for its news operations.

    According to the BIA Guide, the average household income in the Green Bay market in 1996 was $39,216, with effective buying income projected to grow at an annual rate of 4.2% through 2001. Retail sales growth is also projected by the BIA Guide to average 4.6% annually during the same period.

    KWQC, Quad Cities. The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 90th largest DMA serving an estimated 300,490 television households in eastern Iowa and western Illinois. There are four reportable stations in the DMA, three of which are VHF. During the November 1998 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 44%. The station has retained the number one position for over thirteen years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Martha Stewart and Cheers.

    KWQC places a strong emphasis on local news and community related events and broadcasts. The station annually produces several news specials in addition to providing 25 1/2 hours of local news and information programming per week. KWQC is involved in a variety of community events including Race For The Cure, Toys For Tots, Festival of Trees, The Student Hunger Drive, the United Way Drive, Bix 7 Race and Women's Lifestyle Fair.

    John Deere Corporation and Eagle Country Markets are both headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Oscar Mayer, J.I. Case and Modern Woodman. Riverboat gambling has brought three boats to the market that have increased the tourism business. The market has also experienced an increase in convention business.

    According to the BIA Guide, the average household income in the Quad Cities market in 1996 was $38,475, with effective buying income projected to grow at an annual rate of 3.1% through 2001. Retail sales growth is also projected by the BIA Guide to average 2.8% annually during the same period.

    WLNS, Lansing, Michigan. WLNS, acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 106th largest DMA, with an estimated 237,130 television households. WLNS is one of only two VHF network affiliates in the DMA. During the November 1998 ratings period, WLNS was the highest-rated station out of four reportable stations in its DMA, with a sign-on to sign-off in-market share of 40%. The station has consistently held the highest rating for several ratings periods. The station's syndicated programming includes Rosie, Entertainment Tonight, Hollywood Squares, NYPD Blue, The X-Files and Montel Williams.

    The station attributes its success to a strong commitment to local news and community involvement. WLNS is the longtime news leader in the Lansing market, programming 24 hours per week of local news and enjoying the highest viewership of all local stations. The station has won numerous awards over the years for its news operations including recognition from The Associated Press for General Excellence, The

Michigan Association of Broadcasters for Best Sportscast, and the University Press Club of Michigan for Best Newscast. Several years ago, WLNS formed a market exclusive relationship with CrimeStoppers. The station airs hundreds of PSA's per year which have led to several major crimes being solved and the apprehension of many felons who were profiled in the spots. The Crime Prevention Association of Michigan recognized WLNS for its CrimeStoppers effort by making the station the recipient of its Outstanding Media Award, four years in a row. WLNS is also noted for its production of news and sports specials including town hall meetings on gang problems, a jobs telethon, political debates and live broadcasts of the area's minor league baseball team, the Lansing Lugnuts.

    The economy of Lansing is dominated by three employers, the State of Michigan, General Motor's Buick-Oldsmobile-Cadillac Division ("B.O.C.") and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 15,500 people. B.O.C. has approximately 14,000 employees. Michigan State University has over 12,000 employees with a student enrollment of over 42,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 1996 was $40,439, with effective buying income projected to grow at an annual rate of 3.3% through 2001. Retail sales growth in this market is also projected by the BIA Guide to average 3.7% annually during the same period.

    KELO, Sioux Falls, South Dakota. On May 31, 1996, the Company acquired KELO from a subsidiary of Midcontinent Media, Inc. The station began operations in 1953 and is affiliated with CBS. KELO added satellite station KDLO, Channel 3, in Florence, South Dakota in 1955 to serve the northern South Dakota area, and added satellite station KPLO, Channel 6, in Reliance, South Dakota in 1957 to serve the central South Dakota area. In 1988, KCLO, Channel 15, then operating as a translator facility, was added as a satellite station of KELO in Rapid City, South Dakota. KELO-TV fully serves two DMAs, as Rapid City is a separate contiguous market. (All references to KELO include KDLO and KPLO. The following information pertains only to the Sioux Falls DMA.)

    The Sioux Falls market is the 109th largest DMA serving an estimated 231,180 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 52 counties within South Dakota. There are four reportable stations in the DMA, two of which are VHF. During the November 1998 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 50%, significantly ahead of the ABC, NBC and FOX/UPN affiliates, who had 26%, 15% and 9%, respectively. KELO-TV finished first in every news time period, sometimes more than doubling the combined audience of its competitors. The station's syndicated programming includes Rosie, Entertainment Tonight, Maury, Martha Stewart and Stargate SG-1.

    The largest employers in the market are Citibank and John Morrell. Sioux Falls is the largest city in South Dakota, with a population of 112,000. According to the BIA Guide, the average household income in the Sioux Falls market in 1996 was $38,539, with effective buying income projected to grow at an annual rate of 4.6% through 2001. Retail sales growth is also projected by the BIA Guide to average 5.7% annually during the same period.

    KLFY, Lafayette, Louisiana. KLFY, acquired by the Company from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market's first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth Station, KLAF, is a lower power station affiliated with the UPN and Warner Brothers Network. The market is dominated by KLFY and the local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Since 1994, the NBC affiliate in Lake Charles is selling advertising in the Lafayette market with minimal success.

    The Lafayette market is the 123rd largest DMA, with an estimated 200,010 television households. KLFY ranks first in the November 1998 ratings period with an overall sign-on to sign-off in-market share of 52%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in 28 of 30 major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with an in-market share of 44%. The station's syndicated programs include The Maury Povich Show, Home Improvement, The Nanny, Coach, Rosie, Sally Jessy Raphael, Hercules and Zena.

    Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 90-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 1998 ratings period, this program received a 6:00 - 7:00 a.m. in-market share of 63%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995 and 1997 "Station of the Year" award from the Louisiana Broadcasters Association.

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

    According to the BIA Guide, the average household income in the Lafayette market in 1996 was $32,049, with effective buying income projected to grow at an annual rate of 4.2% through 2001. Retail sales growth in this market is also projected by the BIA Guide to average 4.9% annually during the same period.

    WKBT, La Crosse, Wisconsin. WKBT, acquired (together with WLNS) by the Company from Backe Communications Inc. in September 1986, began operations in 1954 and is affiliated with CBS. Although 90 miles apart, the cities of La Crosse and Eau Claire are considered a single market by Nielsen, and WKBT's signal covers both cities, reaching an twelve-county area that includes two Minnesota counties and most of western Wisconsin. There are four reportable stations in the DMA, but WKBT is one of only two local VHF stations.

    The La Crosse-Eau Claire market is the 129th largest DMA, with an estimated 179,460 television households. The highest-rated local stations in the DMA are WKBT and WEAU, the NBC affiliate. For the November 1998 ratings period, WKBT had a sign-on to sign-off in-market share of 23%, which places WKBT second to WEAU, which had a 38% share. The station's syndicated programming includes Sally Jessy Raphael, Baywatch, Montel Williams, Hollywood Squares and VIP.

    The station's newscasts, collectively broadcast as NewsChannel 8, focuses on local coverage of news, weather and sports events. NewsChannel 8 offers 3 1/2 hours of local news each weekday.

    Over the past several years, WKBT has won awards for news coverage from state journalism organizations. Currently, WKBT is the only station in La Crosse to provide closed-captioning of its local newscasts for its hearing impaired viewers. The station is also an active sponsor of many other local community events and programs, including Toys for Tots, CrimeStoppers, Salvation Army Operation Food Basket, Red Cross Disaster Relief and Operation Firesafe. WKBT regularly contributes public service announcements and hundreds of hours of volunteer labor to the community throughout the year.

    The economy in the La Crosse-Eau Claire region is centered on skilled industry, medical services, agriculture and education. Prominent corporations located in the area include The Trane Company, the area's largest employer with approximately 2,600 employees, Fleming Foods, Stroh Brewing Company and La Crosse Footwear. Lutheran Hospital, Franciscan Health Systems and Gunderson Clinic have made La Crosse a health care hub for the entire western Wisconsin region and, combined, employ approximately 4,400 area residents. Local educational institutions draw a large student base to the market and include branches of the University of Wisconsin in La Crosse and Eau Claire, as well as Viterbo College and Western Wisconsin Technical College. According to the BIA Guide, the average household income in the La Crosse-Eau Claire market in 1996 was $34,150, with effective buying income projected to grow at an annual rate of 3.6% through 2001. Retail sales growth in this market is also projected by the BIA Guide to average 4.6% annually during the same period.

    WTVO, Rockford, Illinois. WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

    The Rockford market is the 134th largest DMA, with an estimated 167,170 television households. There are four reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 1998 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 25%, compared to 31% for both the CBS and NBC affiliates. The station's syndicated programs include Sally Jessy Raphael, Rosie, Hollywood Squares and News Radio. The station produces local interest programs such as Spotlight 17.

    Each year, the Northern Illinois Council of Advertising recognizes the production creativity of local advertising agencies and television stations by awarding "Raddys." Since 1990, WTVO has been the recipient of 18 Raddy awards which span the categories of broadcast division, original footage, and promotional (news) campaign.

    WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Rockford is the second largest city in Illinois. Over 1,000 manufacturing firms employ a total of over 50,000 persons in the Rockford area, specializing in machine tool, automotive, aerospace, and consumer product industries. Prominent manufacturers in the area include Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Chrysler Corporation's new Neon subcompact facility. UPS has constructed a new $60.0 million Midwestern freight hub at Rockford, and Motorola has a cellular phone plant in nearby Harvard, Illinois. According to the BIA Guide, the average household income in the Rockford market in 1996 was $40,611, with effective buying income projected to grow at an annual rate of 3.6% through 2001. Retail sales growth in this market is also projected by the BIA Guide to average 2.4% annually during the same period.

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

    All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. The Los Angeles and Nashville markets are metered.

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

     Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 60% to 74%.

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

Federal Regulation of Television Broadcasting

    Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), most recently amended in significant respects by the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act empowers the FCC, among other things: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC has also adopted children's programming regulations for television broadcasters that effectively require most television broadcasters to air at least three hours per week of programming designed to meet the educational and informational needs of children age 16 and younger. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or, for particularly egregious violations, the revocation of a license. The Company's business will be dependent upon its continuing ability to hold television broadcasting licenses from the FCC.

    License Grant and Renewal. As a result of the 1996 Act, broadcast licenses are now generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny, and such parties, as well as other members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on the Company's operations. The main station licenses for the Company's television stations expire on the following dates: WRIC, October 1, 2004; KLFY, June 1, 2005; WKRN, August 1, 2005, WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; WKBT, December 1, 2005; WTVO, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KCAL, December 1, 2006; WTEN, June 1, 1999; and WCDC, WTEN's satellite station, April 1, 1999. Applications for renewal of the licenses for WTEN and WCDC are now pending before the FCC; pursuant to Section 307(c)(3) of the Communications Act, a station's license continues in effect pending final action on the renewal application by the FCC.

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

    Proposed Legislation and Regulation. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the following: spectrum use fees; the reception of distant and/or local market signals directly by home viewers via satellite providers; political advertising rates (including proposals for free time to some candidates); potential restrictions on the advertising of certain products (such as beer, wine and other alcoholic beverages); the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations; the standards to govern the evaluation of television programming and advertising directed toward children; and violent and indecent programming. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on the Company's operations.

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

    The signal carriage, or "must-carry", provisions of the 1992 cable Act and FCC rules require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multichannel video programming providers from carrying broadcast stations without obtaining their consent in certain circumstances. The must carry and retransmission consent provisions are related in that television broadcasters, on a cable system-by-system basis, must make a choice once every three years whether to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and, instead, to negotiate a grant of retransmission consent to permit individual cable systems to carry their signals in exchange for some form of consideration. Under rules adopted to implement these must carry and retransmission consent provisions, local television stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993. Elections for the new three year period commencing January 1, 1997 and ending December 31, 1999 were made on or before October 1, 1996. New elections, for the three-year period commencing January 1, 2000 and ending December 31, 2003, must be made on or before October 1, 1999.

    On March 31, 1997, in a 5-4 decision, the U.S. Supreme court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act will remain in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations (including those owned by the Company) over the next several years is still a matter to be determined in a pending FCC rulemaking proceeding.

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

    Advanced Digital Television Service. On April 3, 1997, the FCC adopted new rules which will allow television broadcasters to provide advanced digital television ("DTV") service in the United States. Implementation of DTV will improve the technical quality of television signals receivable by viewers, and, if implemented as anticipated, will enable television broadcasters the flexibility to provide new services, including high-definition television ("HDTV") and data broadcasting. The FCC's action, affirmed and modified by several subsequent orders, includes a new table of allotments for DTV by which all eligible existing broadcasters are assigned a second channel on which to provide DTV service. The allotment plan is based on a so-called "core spectrum" for DTV service, consisting of channels 2-51.

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

    Under the new service rules for DTV, television broadcasters will be allowed to use their DTV channels according to their best business judgment. Such uses can include multiple standard definition program channels, data transfer, subscription video, interactive materials and high-quality audio signals. Television broadcasters will, however, be required to provide a free digital video programming service that is at least comparable (in hours broadcast and in picture quality) to today's analog service. Broadcasters will not be required to air HDTV programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and FOX in the top ten television markets will be required to be on the air with a digital signal by May 1, 1999 - - although certain television licensees in these large markets actually initiated DTV service before the end of 1998 pursuant to voluntary commitments. Affiliates of the four major networks in markets 11-30 will be required to be on the air with a digital signal by November 1, 1999. For all remaining commercial television stations, including all of the Company's stations, the FCC's new mandated timetable for the construction of DTV facilities is May 1, 2002.

---------------------------------------------------------------------------------------------------------------------
                Station (Market)                        Analog                DTV                  FCC Mandated
                                                       Channel              Channel               Timetable for
                                                                                                 Construction of
                                                                                                  DTV Facilities
---------------------------------------------------------------------------------------------------------------------
KCAL, Los Angeles, California                              9                   43                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WKRN, Nashville, Tennessee                                 2                   27                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WTEN, Albany, New York                                    10                   26                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WCDC, Adams, Massachusetts                                19                   36                  May 1, 2002
(satellite of WTEN)
---------------------------------------------------------------------------------------------------------------------
WRIC, Richmond, Virginia                                   8                   22                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WATE, Knoxville, Tennessee                                 6                   26                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WBAY, Green Bay, Wisconsin                                 2                   23                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
KWQC, Quad Cities                                          6                   56                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WLNS, Lansing, Michigan                                    6                   59                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
KELO, Sioux Falls, South Dakota                           11                   32                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
KDLO, Florence, South Dakota                               3                   25                  May 1, 2002
(satellite of KELO)
---------------------------------------------------------------------------------------------------------------------
KPLO, Reliance, South Dakota                               6                   14                  May 1, 2002
(satellite of KELO)
---------------------------------------------------------------------------------------------------------------------
KCLO, Rapid City, South Dakota                            15                   16                  May 1, 2002
(satellite of KELO)
---------------------------------------------------------------------------------------------------------------------
KLFY, Lafayette, Louisiana                                10                   56                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WKBT, La Crosse-Eau Claire, WI                             8                   53                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------
WTVO, Rockford, Illinois                                  17                   16                  May 1, 2002
---------------------------------------------------------------------------------------------------------------------

    Although the 1996 Act generally does not address the FCC's DTV transition plan, it does direct the FCC to limit eligibility for DTV licenses to existing television broadcast licensees (which it has done) and to adopt regulations to permit licensees to offer ancillary or supplementary services on designated frequencies. With respect to the latter, the FCC on November 19, 1998, adopted new rules requiring broadcasters to pay a fee of 5% of gross revenues received from "ancillary and supplementary" uses of the DTV spectrum. "Ancillary and supplementary" services include all subscription services, including subscription video services, as well as computer software distribution, data transmission, teletext, interactive materials, aural messages, paging services, and audio signals. No fees are required for commercial advertising revenues derived from traditional, free over-the-air broadcasting services. A still unresolved issue in this area is whether the public interest obligations of television licensees will be increased in some fashion with the advent of DTV. The FCC has raised this issue but not yet crafted any specific proposals.

    In the meantime, these issues continue to draw the attention of Congress, in the form of recurring proposals to auction the analog channels once they have been returned by television broadcasters, setting the timetable for relinquishment of the analog channels, and, possibly, imposing some type of spectrum fee on television licensees for the use of the DTV channels. As the result of a budget law passed in 1997, the FCC is required to reclaim a television station's analog channel by December 31, 2006 unless fewer than 85% of the station's viewers can receive the broadcaster's digital service either off-air or through satellite or cable television. Most recently, the Clinton Administration's budget submitted to Congress in February 1999 included a plan to raise $200 million a year by assessing fees on television broadcasters for use of their analog channels (fees that would be paid until such channels were ultimately relinquished in favor of DTV channels). Even without such legislative actions, the Company will incur significant costs in the conversion to DTV. The Company is unable to predict the extent or timing of consumer demand for any DTV services or the overall effect the transition to DTV might have on the Company's business.

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

                             Metropolitan Area                        Owned or
                             and Use                                  Leased                 Approximate Size
                             ------------------                       ---------              ----------------
KCAL.......................  Los Angeles, California
                             -----------------------                  Owned                  33,000 sq. ft.
                             Office and studio                        Leased                 16,198 sq. ft.
                             Office and studio                        Leased                 60,000 sq. ft.
                             Transmission tower site

WKRN.......................  Nashville, Tennessee
                             --------------------                     Owned                  43,100 sq. ft.
                             Office and studio                        Owned                  2.72 acres
                             Land                                     Owned                  49.33 acres
                             Transmission tower site

WTEN.......................  Albany, NY                                                      39,736 sq. ft.
                             ----------                                                      2.56 acres
                             Office and studio                        Owned
                             Land                                     Owned
                             New Scotland, NY
                             ----------------
                             Transmission tower site
                              -Land                                   Owned                  5.38 acres
                             Mt. Greylock, Adams, MA
                             -----------------------
                             Transmission tower site
                                   -Land                              Leased                 15,000 sq. ft.

WRIC.......................  Richmond, VA
                             ------------
                             Office and studio                        Owned                  34,000 sq. ft.
                             Land                                     Owned                  4 acres
                             Petersburg, VA
                             --------------
                             Transmission site                        Lease of space         --
                                                                      on tower
                             Chesterfield Co., VA(1)
                             -----------------------
                             Transmitter building                     Owned                  900 sq. ft.

WATE.......................  Knoxville, TN
                             -------------
                             Office and studio                        Owned                  34,666 sq. ft.
                             Land                                     Owned                  2.65 acres
                             Knox County, TN
                             ---------------
                             Transmission tower site                  Owned                  9.57 acres

                             House Mountain, TN                       Owned                  5 acres
                             ------------------
                             Prospective tower site

WBAY.......................  Green Bay, WI
                             -------------
                             Office and studio                        Owned                  90,000 sq. ft.
                             Land                                     Owned                  1.77 acres
                             DePere, WI
                             ----------
                             Transmission tower site                  Owned                  3.54 acres
                             Appleton, WI
                             ------------
                              Office                                  Leased                 1,506 sq. ft.



                             Metropolitan Area                        Owned or
                             and Use                                  Leased                 Approximate Size
                             ------------------                       ---------              ----------------
KWQC.......................  Davenport, Iowa
                             ---------------
                             Office and Studio                        Owned                  59,786 sq. ft.
                             Land                                     Owned                  86,978 sq. ft.
                             Bettendorf,Iowa
                             ---------------
                             Transmission tower site                  Owned                  37.323 acres

KELO.......................  Sioux Falls, South Dakota
                             -------------------------
                             Land, office and studio                  Owned                  23,700 sq. ft.
                             Transmission tower site                  Owned                  58.23 acres
                             Auxiliary transmission tower site        Leased                 26.42 acres
                             Reliance, South Dakota
                             ----------------------
                             Transmission tower site                  Owned                  5.83 acres
                             Rapid City, South Dakota
                             ------------------------
                             Office and studio                        Leased                 3,555 sq. ft.
                             Transmission tower site                  Owned                  1 acre
                             Murdo, South Dakota
                             -----------------------
                             Transmission tower site                  Leased                 1 acre
                             Philip, South Dakota
                             ------------------------
                             Transmission tower site                  Leased                 8.23 acres
                             Wall, South Dakota
                             ------------------------
                             Transmission tower site                  Leased                 4 acres
                             Beresford, South Dakota
                             ------------------------
                             Transmission tower site                  Leased                 2.1 acres
                             Doppler Radar tower site                 Leased                 0.02 acres
                             Diamond Lake, South Dakota
                             --------------------------               Owned                  1 acre
                             Transmission tower site
                             DeSmet, South Dakota                     Owned                  0.55 acres
                             --------------------------
                             Transmission tower site
                             Garden City, South Dakota
                             --------------------------
                             Transmission tower site                  Owned                  1 acre
                             Auxiliary transmission tower site        Owned                  1 acre
                             Farmer, South Dakota
                             --------------------------
                             Transmission tower site                  Owned                  1 acre
                             Mt. Vernon, South Dakota
                             ---------------------------
                             Transmission tower site                  Owned                  1 acre
                             White Lake, South Dakota                 Owned                  1 acre

                             ---------------------------
                             Transmission tower site                  Leased                 200 sq. ft.
                             New Underwood, South Dakota
                             ---------------------------
                             Transmission tower site
                             Huron, South Dakota
                             ---------------------------
                             Doppler Radar tower site                 Leased                 480 sq. ft.

WLNS.......................  Lansing, Michigan
                             ---------------------------
                             Office and studio                        Owned                  19,000 sq. ft.
                             Land                                     Owned                  4.75 acres
                             Meridian, Michigan
                             ---------------------------
                             Transmission tower site                  Owned                  40 acres


                             Metropolitan Area                        Owned or
                             and Use                                  Leased                 Approximate Size
                             ---------------------------             ----------              ----------------
KLFY.......................  Lafayette, Louisiana
                             ---------------------------
                             Office and studio                        Owned                  24,800 sq.ft.
                             Land                                     Owned                  3.17 acres
                             Maxie, Louisiana
                             --------------------------
                             Transmission tower site                  Leased                 8.25 acres
                             Proposed transmission tower site         Owned                  142 acres

WKBT.......................  La Crosse, Wisconsin
                             --------------------------
                             Office and studio                        Owned                  12,600 sq. ft.
                             Gailesville, Wisconsin
                             --------------------------
                             Transmission tower site                  Owned                  133,600 sq. ft.

WTVO.......................  Rockford, Illinois
                             -------------------------
                             Office and studio                        Owned                  15,200 sq. ft.
                             Land                                     Owned                  14 acres

________________________
(1) Station owns tower structure and related with non-exclusive easement for access to underlying property, which is owned by a building.

Item 3. Legal Proceedings.

        The Company currently and from time-to-time is involved in litigation incidental to the conduct of its business. There are no pending legal proceedings to which the Company or any of the Subsidiaries is a party, or to which any of their respective properties is subject, which, in the opinion of Company managgement, is likely to have a material adverse effect on the Company's business or financial condition.

Item 4. Submission of Matters to a Vote of Security-Holders.
        None.

Executive Officers of the Registrant.

    The executive officers of the Company are as follows:

Name                       Age          Position
----                       ---          --------

Vincent J. Young            51  Chairman and Director

Adam Young                  85  Treasurer and Director

Ronald J. Kwasnick          52  President and Director

James A. Morgan             50  Executive Vice President
                                Secretary and Director

Deborah A. McDermott        44  Executive Vice President-  Operations

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

    James A. Morgan joined the Company as its Executive Vice President in March 1993, became the Secretary of the Company in September 1994 and became a director in May 1998. Mr. Morgan is also the Executive Vice President and Secretary of each of the corporate Subsidiaries. From 1984 until he joined the Company, he was a director and Senior Investment Officer at J.P. Morgan Capital Corporation involved in investing the firm's own capital in various leveraged and early growth stage companies.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

                          High    Low
                         ------  ------

Quarters Ended

March 31, 1997           $31.25  $22.13
June 30, 1997             34.63   24.00
September 30, 1997        38.50   30.50
December 31, 1997         41.25   32.00


March 31, 1998           $53.63  $39.00
June 30, 1998             65.00   46.50
September 30, 1998        69.00   33.38
December 31, 1998         43.13   22.63


    At February 26, 1999, there were approximately 38 and 25 stockholders of record of the Company's Class A and Class B Common Stock, respectively. Such number does not include beneficial owners holding shares through nominee names.


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

Item 6. Selected Financial Data.

          The following table presents selected consolidated financial data of the Company for the five years ended December 31, 1998, which have been derived from the Company's audited consolidated financial statements.

          The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.


                                                                      Year Ended December 31,
                                                1994           1995            1996             1997           1998
                                            ------------   ------------   -------------     -----------   -------------
                                                             (dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenues (1)........................      $   78,788    $   122,530     $   154,343     $   263,535     $   277,052
Operating expenses,  including selling,
general and administrative expenses               33,800         51,614          64,689         106,708         116,712
Amortization of program license rights             4,400          6,418          11,034          38,279          33,014
Depreciation and amortization...........          15,280         24,572          30,946          46,941          49,472
Corporate overhead......................           2,052          3,348           4,344           7,150           7,860
Non-cash compensation paid in
common stock (2)........................           6,497          1,167             848             967           1,146
Merger related
costs......................                            -              -               -               -           1,444
                                              ----------    -----------     -----------     -----------     -----------

Operating income........................          16,759         35,411          42,482          63,490          67,404
Interest expense........................          19,105         32,644          42,838          64,103          62,617
Other expenses (income), net............               3            233          (1,261)            493             788
                                              ----------    -----------     -----------     -----------     -----------
Net (loss) income before extraordinary
item....................................          (2,349)         2,534             905          (1,106)          3,999
 ...
Extraordinary loss on extinguishment
of debt ................................          (6,027)        (9,125)              -          (9,243)              -
Net (loss) income.......................      $   (8,376)   $    (6,591)    $       905     $   (10,349)    $     3,999
                                              ==========    ===========     ===========     ===========     ===========

Basic net (loss) income per common
share before extraordinary item.........          $(3.62)         $0.23           $0.08          $(0.08)          $0.28
Basic net (loss) income per common
share ..................................           (5.42)         (0.61)           0.08           (0.74)          $0.28
Basic shares used in earnings per share
Calculation.............................       3,339,794     10,838,972      11,379,298      13,989,969      14,147,522

Other Financial Data:
Cash flow provided by operating
activities..............................      $    8,527    $    22,231     $    24,707     $    41,025     $    54,292
Payments for program license
liabilities.............................           4,170          6,747          10,385          38,610          33,337
Broadcast cash flow (3).................          40,818         64,169          79,269         118,217         127,003
Broadcast cash flow margin..............            51.8%          52.4%           51.4%           44.9%           45.8%
Operating cash flow (4).................          38,766         60,821          74,926         111,067         119,143
Capital expenditures....................      $    1,206    $     4,484     $     4,992     $     9,034     $     7,524

Balance Sheet Data (as of  end of
period):
Total assets............................      $  316,827    $   296,098     $   893,151     $   845,966     $   825,668
Long-term debt (including current
portion)                                         305,050        297,993         678,927         657,672         658,224
Stockholders' (deficit) equity..........      $  (11,654)   $   (25,544)    $    80,504     $    59,846     $    46,865

(1) Net revenues are total revenues net of agency and national representation commissions.

(2) Represents non-cash charges for the issuance to key employees in 1994, 1996, 1997 and 1998 of shares of Class A Common Stock and in 1995 of shares of Class A Common Stock and below-market options to purchase shares of Class A Common Stock.

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

  Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 62% of the 1998 annual gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. ("AYI"), a national advertising sales representative which was recently merged with the Company. The stations generally pay commissions to advertising agencies on local, regional and national advertising; on national advertising, the stations also pay commissions to AYI. Effective January 1, 1998, the commissions paid to AYI have been eliminated for consolidation purposes.

  The advertising revenues of the Company's stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the Spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenues are generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

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

        The following table sets forth certain operating data for the years ended December 31, 1996, 1997 and 1998:

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                         1996                1997                1998
                                                                         ----                ----                ----
                                                                                      (dollars in thousands)
Operating Income.................................................       $ 42,482            $ 63,490            $ 67,404
Add:
     Amortization of program license rights......................         11,034              38,279              33,014
     Depreciation and amortization...............................         30,946              46,941              49,472
     Corporate overhead..........................................          4,344               7,150               7,860
     Merger-related
      costs.................................................                   -                   -               1,444
     Non-cash compensation paid in common stock..................            848                 967               1,146
Less:
     Payments for program license liabilities....................        (10,385)            (38,610)            (33,337)
                                                                    ------------------------------------------------------
Broadcast Cash Flow..............................................       $ 79,269            $118,217            $127,003
                                                                    ======================================================


Television Revenues

  Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                                                   Year Ended December 31,
                                  ----------------------------------------------------------------------------------------
                                              1996                          1997                           1998
                                              ----                          ----                           ----
                                     Amount            %           Amount           %             Amount            %
                                  -----------     ---------     -----------      --------       -----------     ----------
                                                                    (dollars in thousands)
Revenues
   Local..........................   $ 99,684          55.1%       $197,519          63.7%         $199,177           62.1%
   National.......................     57,298          31.6          95,106          30.6            90,281           28.2
   Network compensation...........     11,335           6.3          12,600           4.1            12,610            3.9
   Political......................      9,791           5.4           1,322           0.4            13,734            4.3
   Production and other...........      2,849           1.6           3,725           1.2             4,848            1.5
                                  -----------   -----------      ----------      --------       -----------      ---------
                    Total.........    180,957         100.0         310,272         100.0           320,650          100.0

Agency and sales representative
   commissions....................    (26,614)        (14.7)        (46,737)        (15.1)          (43,598)(1)      (13.6)
Net Revenues......................   $154,343          85.3%       $263,535          84.9%         $277,052           86.4%
                                  ===========   ===========      ==========      ========       ===========      =========


(1) National sales commission paid to AYI eliminated for consolidation purposes were $6.4 million for the year ended December 31, 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The following historical information includes the results of Adam Young Inc. ("AYI") (merger agreement entered into on February 5, 1998), for all of 1998. The operating results for 1997 do not include AYI, as the results were not deemed to be material.

  Net revenues for the year ended December 31, 1998 were $277.1 million, an increase of $13.6 million, or 5.2%, compared to $263.5 million for the year ended December 31, 1997. Improvement in various local market economies led to an increase in the Company's gross local revenues of 1%, while gross national was down 5.1% in 1998 compared to 1997. Political revenue for the year ended December 31, 1998 was $13.7 million, an increase of

$12.4 million from the year ended December 31, 1997. The increase was attributable to 1998 being a national election year with many state and local elections, while 1997 had only limited state and local elections.

  Operating expenses, including selling, general and administrative expenses for the year ended December 31, 1998 were $116.7 million, compared to $106.7 million for the year ended December 31, 1997, an increase of $10.0 million, or 9.4%, with AYI accounting for $4.7 million of such increase. Additional news costs at several stations and higher sales expenses relating to the increased sales accounted for an additional $3.1 million and $857,000, respectively.

  Amortization of program license rights for the year ended December 31, 1998 was $33.0 million, compared to $38.3 million for the year ended December 31, 1997, a decrease of $5.3 million, or 13.8%. The entire decrease is attributable to the Los Angeles Lakers and Clippers, two professional basketball teams, not playing games in the fourth quarter of 1998 as a result of the National Basketball Association ("NBA") lockout.

  Depreciation of property and equipment and amortization of intangibles was $49.5 million for the year ended December 31, 1998, compared with $46.9 million for the comparable period in 1997, an increase of $2.6 million or 5.5%. The increase is primarily attributable to larger equipment purchases at the end of 1997 which were depreciated during 1998. AYI accounted for approximately $131,000 of this increase.

  The Company made payments for program license liabilities of $33.3 million during the year ended December 31, 1998, compared to $38.6 million for the year ended December 31, 1997, a decrease of $5.3 million, or 13.7%. As stated above, in the amortization of program license rights, the entire decrease is attributable to the NBA lockout.

  Corporate overhead for the year ended December 31, 1998 was $7.9 million, compared to $7.2 million for the comparable period in 1997, an increase of $710,000 or 9.9%. This increase was the result of increased occupancy and administrative costs.

  Non-cash compensation paid in Class A Common Stock for the year ended December 31, 1998 was $1.1 million, compared to $1.0 million for the year ended December 31, 1997.

  Net interest expense for the year ended December 31, 1998 was $62.6 million, compared to $64.1 million for the same period in 1997, a decrease of $1.5 million, or 2.3%. The decrease is primarily attributable to lower interest rates and lower debt levels.

  As a result of the factors discussed above, the Company's net income was $4.0 million for the year ended December 31, 1998, compared with a net loss of $10.3 million for the same period in 1997, an increase of $14.3 million. The 1997 net loss included an extraordinary item of $9.2 million.

  Broadcast cash flow for the year ended December 31, 1998 was $127.0 million, compared with $118.2 million for the year ended December 31, 1997, an increase of $8.8 million, or 7.5%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) for the year ended December 31, 1998 increased to 45.8% from 44.9% for the same period in 1997. The increase in broadcast cash flow and broadcast cash flow margins was attributable to the increased local and political revenues, as well as the elimination of AYI commissions.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

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

  As a result of the factors discussed above, the net loss for the Company was $10.3 million for the year ended December 31, 1997, compared with net income of $905,000 for the same period in 1996, a decrease of $11.2 million. The 1997 net loss includes an extraordinary item of $9.2 million, as discussed above.

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

Liquidity and Capital Resources

  Cash provided by operations for the year ended December 31, 1998 was $54.3 million as compared to cash provided by operations of $41.0 million in 1997. Changes in the Company's net cash flows from operating activities are primarily the result of improvement in net income and the reduction of accounts receivable and payable during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

  The Company used cash in investing activities for the years ended December 31, 1998 and 1997 of $34.2 million and $11.8 million, respectively. The increase in 1998 was primarily attributable to the $30 million initial rights fee payment to the Los Angeles Lakers.

  Cash used in financing activities for the years ended December 31, 1998 and 1997 was $21.1 million and $34.6 million, respectively. Financing activities for the year ended December 31, 1998 and 1997 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $37.8 million and $220.7 million, respectively. In the third quarter of 1998, the Company borrowed $30.0 million under the working capital facility for the Los Angeles Lakers payment. In June 1997, the Company received $200.0 million in proceeds from the issuance of public subordinated debt and applied the net proceeds therefrom to repay principal under the Senior Credit Facility. In addition, in September and October of 1998 and the second quarter of 1997, the Company repurchased 552,800 shares for $19.5 million and 459,000 shares for $12.3 million, respectively, of Class A Common Stock.

  It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

  On November 25, 1997, the Company's senior credit facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of five year revolving credit facility (the "Senior Credit Facility"). As of December 31, 1998, there was $85.0 million outstanding under the Senior Credit Facility.

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

  Interest on the Company's 11 3/4% Senior Subordinated Notes due 2004 (the "November 1994 Notes") is payable semi-annually on May 15 and November 15; interest on the June 1995 Notes is payable semi-annually on February 15 and August 15; interest on the January 1996 Notes is payable semi-annually on January 15 and July 15; and interest on the June 1997 Notes is payable semi-annually on June 15 and December 15. The Indentures impose certain limitations on the ability of the Company and certain of its Subsidiaries to, among other things, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any Senior Debt and senior in right of payment to the Notes, incur liens, impose restrictions on the ability of a Subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

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

  On June 16, 1998, the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the seven year deal, KCAL-TV, Los Angeles, California, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV has the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV has also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30 million on August 14, 1998 and will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

  The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations. See "Business-Acquisition Strategy."

  In June 1998, the Company retained Lazard Freres & Co. LLC to explore potential strategic alternatives for the Company, including a merger or sale, among other possibilities. On September 10, 1998, the Company reported that it was suspending the exploration of a sale of the Company as one of its potential strategic alternatives.

Impact of Year 2000

State of Readiness

  The Company is evaluating the impact of the Year 2000 problem on its business and its ability to deliver its product to its viewers. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Various computer programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

  The evaluation includes a review of its Year 2000 preparedness relative to its products and systems, accounting software and computer hardware. The Company is also evaluating the potential Year 2000 impact as a result of its reliance on third parties that may have the Year 2000 problem embedded in software and hardware.

The Company has developed a plan to assess and handle the Year 2000 problem. The plan is as follows:

  1.  Inventorying and assessing the impact on affected technology and systems;
  2.  Developing solutions for affected technology and systems;
  3.  Modifying or replacing affected technology and systems;
  4.  Testing and verifying solutions; and
  5.  Developing contingency plans.

  As of February 28, 1999, Item 1 of the Company's Year 2000 Plan was substantially complete, with no major issues being identified, and an estimated completion date of April 30, 1999. Items 2 through 5 are underway. The expected completion date of Items 2 and 3 is June 1999, while Item 4 is estimated to be completed by August 1999. Contingency plans (Item 5) are not in place at the present time, however, the Company anticipates them to be completed by August 1999. Such plans will continue to be monitored into 2000.

Costs

  Costs incurred to date directly related to addressing the Year 2000 problem have not been material. Since the Company is not utilizing outside consulting firms and is utilizing the employment resources within the Company to address the Year 2000 problem, the Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. However, the total costs cannot be known with certainty until the Year 2000 actually arrives.

Risks

  All of the Company's computer software is purchased or leased from third party vendors, and the Company does not currently employ or contract computer programmers to write Company specific software. The Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business. If significant third party revenue sources, such as a national advertising agency, experience a Year 2000 problem, the Company could lose revenues for which there is no immediate replacement and these losses could have a material adverse effect on the Company's business, financial condition or results of operation.

  The Company or a third party's failure to become Year 2000 ready, or its inability to become compatible with third parties with which it has a material relationship, may have a material adverse effect on the Company, including significant signal interruption. However, the Company cannot currently estimate the extent of any such adverse effects or any at all.

  System failures or miscalculations could result in an inability of the Company to process commercial logs, remit invoices to advertisers, accept an agency's order or provide viewers with its broadcasts. The Company plans to develop a contingency plan to help reduce the impact of any unforeseen system failures which may take place.

Contingency Plan

  The Company will develop contingency plans to minimize the effect of any potential Year 2000 related disruptions. Virtually all of its stations currently have plans in effect for natural disasters in the event a station is not able to broadcast in the usual manner. The Company will expand these plans to include additional systems, software and equipment deemed to be critical to its broadcasts and business operations. These plans are to be in place by August 1999.


Income Taxes

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company has $209.0 million of net operating loss ("NOL") carryforwards which are subject to annual limitations imposed by Internal Revenue Code Section 382. See Note 8 to Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Item 8. Financial Statements and Supplementary Data.


                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                                            Page
                                                                                            ----
Report of Independent Auditors                                                                38
Consolidated Balance Sheets as of December 31, 1997 and 1998                                  39
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998    40
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
       1996, 1997 and 1998                                                                    41
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998    42
Notes to Consolidated Financial  Statements                                                   43
Schedule II - Valuation and Qualifying Accounts                                               55

                         Report of Independent Auditors



Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



New York, New York
February 1, 1999

                    Young Broadcasting Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                                     December 31,
                                                                                                  1997          1998
                                                                                            ----------------------------
Assets

Current assets:
 Cash and cash equivalents (Note 2)                                                           $  1,652,428  $    663,298
 Trade accounts receivable, less allowance for doubtful accounts of
 $1,872,000 in 1997 and $2,012,000 in 1998                                                      60,192,889    53,835,994
 Current portion of loans receivable - officers (Note 11)                                          311,358       530,892
 Current portion of program license rights (Notes 2 and 4)                                      23,327,160    15,250,015
 Prepaid expenses                                                                                1,996,406    10,845,065
                                                                                            ----------------------------

Total current assets                                                                            87,480,241    81,125,264

Property and equipment, less accumulated depreciation and amortization of  $98,731,094 in
 1997 and $122,757,235 in 1998 (Notes 2 and 10)                                                112,750,987    96,736,970

Program license rights, excluding current portion (Notes 2 and 4)                                1,220,121     1,987,123
Deposits and other assets                                                                        1,171,852    28,005,890
Loans receivable  officers, excluding current portion (Note 11)                                    600,000       208,041
Broadcasting licenses and other intangibles, less accumulated amortization of $96,631,332
 in 1997 and $118,831,102 in 1998 (Note 2)                                                     626,507,872   604,576,679
Deferred charges, less accumulated amortization of $7,236,107 in 1997 and $10,508,840 in
 1998 (Note 2)                                                                                  16,235,423    13,027,559
                                                                                            ----------------------------
Total assets                                                                                  $845,966,496  $825,667,526
                                                                                            ============================

Liabilities and stockholders' equity

Current liabilities:
 Trade accounts payable                                                                      $  18,997,702  $ 14,571,552
 Accrued interest (Notes 5 and 6)                                                               12,806,872    13,090,459
 Accrued expenses                                                                                6,114,268     6,857,710
 Current installments of program license liability (Notes 2 and 4)                              18,026,986    12,412,040
 Current installments of long-term debt (Note 5)                                                 3,907,834       914,171
 Current installments of obligations under capital leases (Note 10)                                470,981       491,666
                                                                                            ----------------------------
Total current liabilities                                                                       60,324,643    48,337,598

Program license liability, excluding current installments (Notes 2 and 4)                        1,052,659     2,196,256
Long-term debt, excluding current installments (Note 5)                                         83,076,951    85,000,000
Senior Subordinated Notes (Note6)                                                              570,000,000   570,000,000
Deferred tax liabilities (Note 8)                                                               71,450,273    71,450,273
Obligations under capital leases, excluding current installments (Note 10)                         216,362     1,818,273
                                                                                            ----------------------------
Total liabilities                                                                              786,120,888   778,802,400
                                                                                            ----------------------------

Stockholders' equity (Note 7):
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,850,504 shares at 1997 and 11,401,823 shares at 1998                               11,851        11,402
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 1,997,340 shares at 1997 and 2,408,447 shares at 1998                                  1,997         2,408
 Additional paid-in capital                                                                    222,881,546   205,523,080
 Accumulated deficit                                                                          (163,049,786) (158,671,764)
                                                                                            ----------------------------
Total stockholders' equity                                                                      59,845,608    46,865,126
                                                                                            ----------------------------
Total liabilities and stockholders' equity                                                   $ 845,966,496 $ 825,667,526
                                                                                            ============================

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                                Year  Ended December 31,
                                                                     1996                 1997                 1998
                                                                 ---------------------------------------------------------
Net operating revenue                                               $154,342,931         $263,534,581         $277,051,669
                                                                 ---------------------------------------------------------

Operating expenses                                                    35,614,209           64,700,352           66,482,606
Amortization of program license rights                                11,033,812           38,279,226           33,013,564
Selling, general and administrative expenses                          29,074,947           42,007,903           50,228,854
Depreciation and amortization                                         30,945,622           46,940,592           49,471,437
Corporate overhead                                                     4,343,449            7,150,096            7,860,031
Non-cash compensation (Notes 7 and 9)                                    848,469              967,112            1,146,335
Merger-related costs                                                           -                    -            1,444,588
                                                                 ---------------------------------------------------------
Operating income                                                      42,482,423           63,489,300           67,404,254
                                                                 ---------------------------------------------------------

Interest income                                                        2,098,939              263,351              264,932
Interest expense                                                     (42,837,629)         (64,102,237)         (62,617,274)
Other expenses, net                                                     (838,434)            (756,682)          (1,052,883)
                                                                     (41,577,124)         (64,595,568)         (63,405,225)
                                                                 ---------------------------------------------------------
Income (loss) before extraordinary item                                  905,299           (1,106,268)           3,999,029
Extraordinary loss on extinguishment of debt                                   -           (9,243,128)                   -
Net (loss) income                                                   $    905,299         $(10,349,396)        $  3,999,029
                                                                 =========================================================



Income (loss) per common share:

Basic:
  Income (loss) before extraordinary item                           $        .08         $       (.08)        $        .28
  Extraordinary loss on extinguishment of debt                                 -                 (.66)                   -
                                                                 ---------------------------------------------------------
Net income (loss) per common share                                  $        .08         $       (.74)        $        .28
                                                                 =========================================================
       Weighted average shares                                        11,379,298           13,989,969           14,147,522
                                                                 =========================================================

 Diluted:
  Income (loss) before extraordinary item                           $        .08         $       (.08)        $        .27
  Extraordinary loss on extinguishment of debt                                 -                 (.66)                   -
                                                                 ---------------------------------------------------------
Net income (loss) per common share                                  $        .08         $       (.74)        $        .27
                                                                 ---------------------------------------------------------
  Weighted average shares                                             11,783,122           13,989,969           14,760,454
                                                                 =========================================================




See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                                                     Additional                          Total
                                                          Common Stock                 Paid-In       Accumulated      Stockholders'
                                                  Class A    Class B     Class C       Capital         Deficit           Equity
                                                ----------  ----------  ----------  -------------- ----------------  --------------
Balance at January 1, 1996                        $ 4,955     $ 2,029     $ 3,564    $128,051,024   $(153,605,689)    $(25,544,117)
    Repurchase and retirement of Class A
     Common Stock                                    (111)          -           -      (2,923,693)              -
    Contribution of shares into Company's
     defined contribution plan                         28           -           -         728,641               -
    Exercise of stock options                          16           -           -         313,495               -          313,511
    Issuance of stock options below market
     value                                              -           -           -          15,400               -
    Conversion of Class C Common Stock to
     Class A Common Stock                           2,064           -      (2,064)              -               -
    Issuance of Class A Common Stock                5,250           -           -     161,772,765               -      161,778,015
    Repurchase of Class C Common Stock                  -           -      (1,500)    (54,767,250)              -      (54,768,750)
    Conversion of Class B Common Stock to
     Class A Common Stock                               7          (7)          -               -               -
    Net income for 1996                                 -           -           -               -         905,299          905,299
                                                ----------  ----------  ----------  -------------- ----------------  --------------
Balance at December 31, 1996                       12,209       2,022           -     233,190,382    (152,700,390)      80,504,223
    Contribution of shares into Company's
     defined contribution plan                         53           -           -       1,574,958               -
    Exercise of stock options                          23           -           -         454,227               -          454,250
    Repurchase and retirement of Class A
     Common Stock                                    (459)          -           -     (12,338,021)              -
    Conversion of Class B Common Stock to
     Class A Common Stock                              25         (25)          -               -               -
    Net loss for 1997                                   -           -           -               -     (10,349,396)     (10,349,396)
                                                ----------  ----------  ----------  -------------- ----------------  --------------
Balance at December 31, 1997                       11,851       1,997           -     222,881,546    (163,049,786)      59,845,608
     Contribution of shares into Company's
          defined contribution plan                    22           -           -       1,103,172               -
     Exercise of stock options                         16           -           -         358,703               -          358,719
     Repurchase and retirement of Class A
          Common Stock                               (552)          -           -     (19,488,610)              -
     Conversion of Class B Common Stock to
          Class A Common Stock                         65         (65)          -               -               -
     Issuance of Class A Common Stock and
          Repurchase of Class B Common Stock
          for the Adam Young Inc. merger                -         476           -         668,269         378,993
    Net income for 1998                                 -           -           -               -       3,999,029        3,999,029
                                                ----------  ----------  ----------  -------------- ----------------  --------------
Balance at December 31, 1998                      $11,402     $ 2,408      $-        $205,523,080   $(158,671,764)    $ 46,865,126
                                                ==========  ==========  ==========  ============== ================  ==============


See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                    Year ended December 31,
                                                                              1996            1997           1998
                                                                       ----------------------------------------------
Operating activities
Net income (loss)                                                        $     905,299   $ (10,349,396)  $  3,999,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                   16,832,919      19,522,619     23,998,934
  Amortization of program license rights                                    11,033,812      38,279,226     33,013,564
  Amortization of broadcasting licenses, other intangibles
         and deferred charges                                               14,112,703      27,417,973     25,472,503
  Non-cash compensation paid in Common Stock                                   848,469         967,112      1,146,335
  Non-cash interest expense on outstanding indebtedness                        357,147         275,588        189,386
  Loss on disposal of fixed assets                                             106,601         467,920         72,977
  Extraordinary loss on extinguishment of debt                                       -       9,243,128              -
  Deferred acquisition and debt refinancing costs incurred                 (13,125,000)     (1,760,000)             -
        Payments on programming license liabilities                        (10,384,982)    (38,609,618)   (33,336,886)
  (Increase) decrease in trade accounts receivable                          (4,367,243)        480,554      7,571,176
  Increase in prepaid expenses                                                (703,641)       (143,678)    (6,025,061)
  Increase (decrease)in trade accounts payable                               6,067,699      (5,133,300)    (1,468,593)
  Increase (decrease) in accrued expenses                                    3,023,127         366,933       (341,121)
                                                                       ----------------------------------------------
Net cash provided by operating activities                                   24,706,910      41,025,061     54,292,243
                                                                       ----------------------------------------------

Investing activities
Purchase of  KCAL-TV                                                      (387,508,018)              -              -
Purchase of KWQC-TV                                                        (57,173,000)              -              -
Purchase of KELO-TV                                                        (48,281,308)              -              -
Capital expenditures                                                        (4,991,766)     (9,033,690)    (7,524,480)
Decrease (increase) in deposits and other assets                             1,113,231        (214,498)   (26,362,234)
Increase in broadcast licenses and other intangibles                                 -      (2,508,374)      (267,186)
                                                                       ----------------------------------------------
Net cash used in investing activities                                     (496,840,861)    (11,756,562)   (34,153,900)
                                                                       ----------------------------------------------

Financing activities
Proceeds from issuance of long-term debt                                   305,000,000               -              -
Proceeds from issuance of public subordinated debt                         125,000,000     200,000,000              -
Borrowings from working capital facility                                    25,400,000               -     36,527,000
Principal payments on long-term debt                                       (79,164,798)   (220,740,000)   (37,787,000)
Deferred acquisition and debt refinancing costs incurred                    (4,872,776)     (1,206,520)       (64,871)
Net proceeds from issuance of Class A Common Stock                         161,778,015               -              -
Repurchase of Class A and Class C Common Stock                             (57,692,555)    (12,338,480)   (19,489,162)
Proceeds from exercise of options                                              313,511         454,249        358,719
Principal payments under capital lease obligations                             (48,335)       (790,064)      (672,159)
                                                                       ----------------------------------------------
Net cash provided by (used in) financing activities                        475,713,062     (34,620,815)   (21,127,473)
                                                                       ----------------------------------------------

Net increase (decrease) in cash                                              3,579,111      (5,352,316)      (989,130)
Cash and cash equivalents at beginning of year                               3,425,633       7,004,744      1,652,428
                                                                       ----------------------------------------------
Cash and cash equivalents at end of year                                 $   7,004,744   $   1,652,428   $    663,298
                                                                       ==============================================

Supplemental disclosure of cash flow information
Interest paid                                                            $  35,980,944   $  63,930,212   $ 62,214,784

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1. Operations of the Company

The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of eleven network affiliated stations (four with CBS, six with ABC, and one with NBC), and one independent commercial television broadcasting station in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California, and a national television sales representation firm (see Note 3).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly-owned subsidiaries and three limited partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company provides advertising air time to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and advance payment is not generally required. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts and the realizability of program license rights. Actual results could differ from those estimates.

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


Property and Equipment

Property and equipment are stated on the basis of cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Major renewals and improvements are charged to the property and equipment accounts. Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

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

                   Young Broadcasting Inc. and Subsidiaries

                                                               Estimated
        Classification                                       Useful Lives
        ---------------------------------------------------------------------
        Land improvements                                     5-19 years
        Buildings and building improvements                   5-40 years
        Broadcast equipment                                   3-10 years
        Office furniture, fixtures and other equipment         5-8 years
        Vehicles                                               3-5 years

Property and equipment at December 31, 1997 and 1998 consist of the following:

                                                          1997       1998
                                                      ----------------------
                      (in thousands)
        Land and land improvements                      $  8,097   $  8,035
        Buildings and building improvements               37,195     37,726
        Broadcast equipment                              152,096    158,496
        Office furniture, fixtures and other equipment    10,174     10,702
        Vehicles                                           3,920      4,535
                                                      ---------------------
                                                        $211,482   $219,494
                                                      =====================

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

Deferred Charges

Deferred charges incurred during 1997 consisted primarily of debt issuance costs incurred in connection with the Company's 8 3/4% Senior Subordinated Notes issued on June 23, 1997 (see Note 6), and an amendment to its Senior Credit Facility (see Note 5). As a result of the amendment, approximately $9.2 million of net deferred charges incurred in 1996 were expensed in 1997 and included as part of the extraordinary item in the accompanying statements of operations.

Revenue

The Company's primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.


Barter Arrangements

The Company, in the ordinary course of business, provides advertising air time to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment amounted to approximately $36,000, $681,000 and $203,000 in 1996, 1997, and
1998, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter

                   Young Broadcasting Inc. and Subsidiaries agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 1997 and 1998, of $5.7 million and $2.5 million, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate state tax returns. In addition, partnership returns are filed for its three limited partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return. The future utilization of a significant portion of the Company's net operating losses for federal income tax purposes is subject to an annual limitation (see Note 8).

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted the new requirements in 1998. Management has concluded that the adoption will not have an effect on the financial statement disclosure for the Company.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the Company's results of operations or financial condition.

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


4. Program License Rights and Liability

The Company entered into agreements for program license rights which became available in 1997 and 1998 of approximately $38.1 million and $28.9 million, respectively.

On June 16, 1998, the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the seven year deal, KCAL-TV, Los Angeles, California, a wholly-owned subsidiary of the Company, will broadcast 41 Lakers pre-season and regular

                   Young Broadcasting Inc. and Subsidiaries season away games annually. Additionally, KCAL-TV obtained the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30 million on August 14, 1998, which was recorded as a deposit in the accompanying consolidated financial statements. The Company will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

The unpaid program license liability, which is reflected in the December 31, 1998 balance sheet, is payable during each of the years subsequent to 1998 as follows: 1999, $12.4 million; 2000, $1.7 million; 2001, $523,000; and $2,000 in
2002.

The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $19.9 million at December 31, 1998.

5. Long -Term Debt

Long-term debt (excluding Senior Subordinated Notes) at December 31, 1997 and 1998 consisted of the following:

                                                        1997       1998
                                                   ------------------------
                                                   (dollars in thousands)
Senior Credit Facility                                 $82,260    $85,000
Nationwide Seller Note                                   1,725        914
Midcontinent Seller Note                                 3,000          -
                                                   ------------------------
Total long-term debt                                    86,085     85,914
Less:
 Scheduled current maturities                              908        914
 Midcontinent Seller Note                                3,000          -
                                                   ------------------------
Long-term debt excluding all current installments      $83,077    $85,000
                                                   ========================


On November 25, 1997, the Company amended and restated its Senior Credit Facility ("Senior Credit Facility"). The amendment provides for borrowings of up to an aggregate amount of $300.0 million consisting of a five year revolving facility ("Revolver").

At December 31, 1998, the Company had outstanding borrowings of $85.0 million under the Revolver, which approximates its fair value as its interest rate floats with market conditions. The Company pays an annual commitment fee of 0.375% of the unused commitment.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the bank's base rate, London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a floating percentage on borrowings under the Revolver tied to the interest rate option and the Company's ratio of total debt to operating cash flow, ranging from 0.75% based upon a ratio under 4:1 to 2.00% based upon a 6:1 or greater ratio. For the year ended December 31, 1998, this floating percentage was 1.75%. At December 31, 1998, the effective interest rate for amounts outstanding under the Senior Credit Facility was 7.24%.

The Senior Credit Facility contains, among other things, limitations on dividends and investments, and requires the Company to maintain certain financial ratios. At December 31, 1998, the Company was in compliance with all such covenants. The Senior Credit Facility is secured by a pledge of all the stock of the Company's subsidiaries and a first priority lien on substantially all of the assets of the Company. Each of the Company's subsidiaries guarantee the obligations under the Senior Credit Facility.

The aggregate fixed maturity, including accreted non-cash interest, under the Nationwide Seller Note subsequent to December 31, 1998 is $1.0 million in 1999.

                   Young Broadcasting Inc. and Subsidiaries

6. Senior Subordinated Notes

Senior Subordinated Notes at December 31, 1997 and 1998 consisted of the following:

                                               1997              1998
                                          ---------------------------------
                                                  (in thousands)
11.75% Senior Subordinated Notes             $120,000          $120,000
10.125% Senior Subordinated Notes             125,000           125,000
9% Senior Subordinated Notes                  125,000           125,000
8.75% Senior Subordinated Notes               200,000           200,000
                                          ---------------------------------
                                             $570,000          $570,000
                                          =================================

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

On June 23, 1997, the Company issued 8 3/4% Senior subordinated Notes due 2007 with an aggregate principal amount of $200.0 million (the "June 1997 Notes"). Interest on the June 1997 Notes is payable semi-annually on June 15th and December 15th. The June 1997 Notes are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at the redemption prices set forth in the Indenture, pursuant to which the June 1997 Notes were issued, plus accrued interest to the date of redemption. In addition, at anytime before June 15, 2000, the Company, at its option, may redeem up to $67 million of the June 1997 Notes, with the net proceeds of one or more public equity offerings, at a redemption price equal to 108 3/4% of the principal amount thereof, plus accrued interest to the date of redemption.

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

At December 31, 1998, the November 1994 Notes, June 1995 Notes, January 1996 Notes, and the June 1997 Notes were trading in the public market with ask prices of 107.3, 105.3, 101.0 and 101.5, respectively.

                   Young Broadcasting Inc. and Subsidiaries

7. Stockholders' Equity

 Common Stock
 ------------

The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C which are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 1998, there were no holders of Class C Common Stock outstanding.

Ownership of Class B Common Stock is restricted to members of management and by, or in trust for, family members of management ("Management Group"). In the event that any shares of Class B Common Stock held by a member of the Management Group are transferred outside of the Management Group, such shares will automatically be converted into shares of Class A Common Stock. In addition, if the total number of shares of Common Stock held by members of the Management Group falls below 5% of the total number of shares of Common Stock outstanding, all of the outstanding shares of Class B Common Stock automatically will be reclassified as Class A Common Stock.

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

The Company regularly contributed Class A Common Stock into its defined contribution plan (see Note 9) for the years ended 1996, 1997, and 1998.


Stock Option Plans
------------------

On May 22, 1995, the Company adopted the Young Broadcasting Inc. 1995 Stock Option Plan ("1995 Stock Option Plan").

The 1995 Stock Option Plan was adopted to provide incentives for independent directors, officers and employees. It may be administered by either the entire Board of Directors of the Company or a committee consisting of two or more members of the Board, each of whom is a non-employee director. The Board of Directors or committee, as the case may be, is to determine, among other things, the recipients of grants, whether a grant will consist of incentive stock options ("ISOs"), non-qualified stock options or stock appreciation rights ("SARs") (in tandem with an option or free-standing) or a combination thereof, and the number of shares to be subject to such options. ISOs may be granted only to officers and key employees of the Company and its subsidiaries. Non-qualified stock options and SARs may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company.

                   Young Broadcasting Inc. and Subsidiaries

The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 1,500,000. As of December 31, 1998, non-qualified and incentive stock options for an aggregate of 1,464,370 shares at various prices from $19.75 to $61.20 have been granted to various individuals, including various executive officers. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board of Directors, which may be in the form of cash or stock options, or a combination of both, and also receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended. Non-employee directors also receive, upon becoming a director, a five-year option to purchase up to 1,000 shares of Class A Common Stock at an exercise price equal to 120% of the quoted price on the date of grant. No other directors are compensated for services as a director.

Under the 1995 Stock Option Plan for the year ended December 31, 1998, independent directors, officers and employees were not granted options to purchase the Company's stock at less than the fair market value on the date of the option grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, (SFAS No. 123") "Accounting for Stock-Based Compensations." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1996, 1997, and 1998 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:


                                                                    1996      1997      1998
                                                                  --------  ---------  ------
                                                                     (dollars in thousands)
          Net (loss) income - as reported                         $   905   $(10,349)  $3,999

          Net (loss) income - pro forma                           $(1,274)  $(12,531)  $1,183

          Net (loss) income per basic common share-as reported    $  0.08   $  (0.74)  $ 0.28

          Net (loss) income per basic common share-pro forma      $ (0.11)  $  (0.90)  $ 0.08

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

          Expected dividend yield           0%
          Expected stock price volatility  25%
          Risk-free interest rate:
          1996                              5.92%
          1997                              5.80%
          1998                              5.04%
          Expected life of options          5 years

The weighted average fair value of options granted during 1996, 1997, and 1998 was $10.41, $11.58 and $14.20 respectively.

                   Young Broadcasting Inc. and Subsidiaries

Changes during 1996, 1997 and 1998 in stock options are summarized as follows:

                                       Stock Options         Weighted Average
                                        Outstanding           Exercise Price
                                   --------------------  ----------------------
Outstanding at January 1, 1996            668,825                   $19.80
    Granted                               475,400                    30.67
    Exercised                             (15,874)                   19.75
    Forfeited                             (12,563)                   19.75
                                        ---------

Outstanding at December 31, 1996        1,115,788                    24.45
    Granted                               246,657                    36.16
    Granted                                13,790                    39.88
    Exercised                             (23,000)                   19.81
                                        ---------

Outstanding at December 31, 1997        1,353,235                    26.83
     Granted                              130,792                    26.83
     Exercised                            (16,750)                   21.42
     Forfeited                             (2,907)                   33.67
                                        ---------

Outstanding at December 31, 1998        1,464,370                   $28.25
                                        =========

Options for 446,937 shares, 775,563 shares, and 920,755 shares were exercisable at December 31, 1996, 1997, and 1998, respectively.


                                         Options Outstanding                               Options Exercisable
                   --------------------------------------------------------    ---------------------------------------------
                                             Weighted
                         Number              Average           Weighted             Number                    Weighted
                     Outstanding at         Remaining           Average         Exercisable at                 Average
     Range of         December 31,         Contractual         Exercise          December 31,                 Exercise
 Exercise Prices          1998                 Life              Price               1998                       Price
----------------   -------------------   ----------------   ---------------    -----------------         -------------------
$19.75-$21.73                  599,988                7.0             19.80              599,988                       19.80
$28.00-$31.75                  491,413                8.3             30.67              233,463                       30.69
$34.50-$39.875                 260,447                8.8             36.40               73,512                       36.26
$43.50-$61.20                  112,522               10.0             43.92               13,792                       46.93
                 --------------------- ------------------ -----------------  -------------------       ---------------------

                             1,464,370               8.50             28.25              920,755                       24.28
                 ===================== ================== =================  ===================       =====================

At December 31, 1998, the Company has reserved 41,892 shares of its Class A Common Stock and 1,422,478 shares of Class B Common Stock in connection with stock options.

During 1998, there were an additional 396,000 options granted at exercise prices from $24.50 - $26.95 that are conditioned based on stockholder approval at the 1999 annual meeting of stockholders.

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

In 1996, the Company repurchased 1.5 million shares of the Company's Class C Common Stock (the "ABC Stock") and warrants to purchase 750,000 shares of such Class C Common Stock (the "ABC Warrants") from Capital

                   Young Broadcasting Inc. and Subsidiaries

Cities/ABC, Inc., a wholly owned subsidiary of Disney, concurrently with the closing of the Offering. The Company repurchased the ABC Stock at a per share price equal to the difference between the public offering price per share ($32.50) of the Class A Common Stock, less the underwriting discount per share. The Company repurchased the ABC Warrants at a per share price equal to the difference between the public offering price per share of the Class A Common Stock and the per share exercise price of the ABC Warrants ($22.80), plus $2, less one-half of the underwriting discount per share.

During April and May of 1997, the Company repurchased 459,000 shares of its Class A Common Stock in open-market purchases pursuant to a stock repurchase program for an aggregate price of approximately $12.3 million.

During September and October of 1998, the Company repurchased 552,800 shares of its Class A Common stock in open-market purchases pursuant to a stock repurchase program for an aggregate price of approximately $19.5 million.

8. Income Taxes

At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $209.0 million expiring at various dates through 2013. The availability of NOL carryforwards to offset future income is subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of successive ownership changes.

These limitations are summarized as follows:

                          NOL Carryforwards           Annual Usage Limitation
                          -----------------           -----------------------
                             $129 million                 $8.9 million
                               54 million                $20.9 million
                               26 million                    No limit
                             ------------
                             $209 million
                             ============

The amount of NOL carryforwards available to offset income in 1999 is approximately $64.0 million based upon carryforwards of annual limitations and NOLs with no limitations. To the extent that an annual NOL limitation is not used, it carries and accumulates forward to future years.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                        1997          1998
                                                ------------------------------
Deferred tax assets:
     Accounts Receivable                          $    744,000  $    804,800
     Other                                              58,392        58,392
     NOL Carryforwards                              73,852,347    83,467,477
Less: Valuation allowance                          (51,660,603)  (51,249,179)
                                                ------------------------------
                Total deferred tax assets         $ 22,994,136  $ 33,081,490
                                                ------------------------------

Deferred tax liabilities:
     Fixed Assets                                 $  3,727,957  $  6,155,957
     Intangibles                                    90,666,871    98,326,225
     Other                                              49,581        49,581
                                                ------------------------------
                Total deferred tax liabilities      94,444,409   104,531,763
                                                ------------------------------

Net deferred tax liabilities                      $(71,450,273) $(71,450,273)
                                                ==============================

                   Young Broadcasting Inc. and Subsidiaries

The 1998 effective tax rate varied from the statutory Federal income tax rate as follows:


                                         1998
                                      ----------

Income taxes at the statutory rate    $1,217,384
Restructuring costs                      260,000
Meals & entertainment                    136,400
Valuation allowance                   (1,613,784)
                                      ----------
Total                                 $     -
                                      ----------

9. Employee Benefit Plans

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

For the year ended December 31, 1998, the Company paid and accrued a matching stock contribution (25,243 shares of Class A Common Stock) equal to 3% of eligible employee compensation amounting to $1,146,000. The Company effected such contributions by issuing the shares on a quarterly basis. The fourth quarter of 1998 was issued on January 11, 1999.

10. Commitments and Contingencies

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 1997 and 1998, the net amount of property and equipment recorded under capital leases was $1,259,000 and $531,000 respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1998 are as follows:

                   Young Broadcasting Inc. and Subsidiaries

                                     Capital Leases         Operating Leases
                               ------------------------------------------------
                                             (dollars in thousands)
Year ending December 31:
 1999                                 $  492                 $ 3,744
 2000                                    278                   3,604
 2001                                    288                   3,429
 2002                                    297                   2,085
 2003                                    308                   1,559
    Thereafter                           647                   1,658
                               ------------------------------------------------
Total minimum lease payments          $2,310                 $16,079
                               ================================================

11. Related Party Transactions

During 1994 and 1995, the Company made loans to certain executive officers and other employees of the Company to satisfy the federal tax withholding requirements related to non-cash compensation paid in the form of shares of the Company's Class B Common Stock. Such shares include shares issued pursuant to an Incentive Stock Grant Program ("Program") in August 1994 and November 1994 and shares issued in March 1994 as part of the compensation under employment arrangements. The aggregate amount of such loans outstanding, including accrued interest at December 31, 1998 was approximately $739,000. The principal amount of the loans will bear interest, payable annually, at the rate of 7.21%. The loans are secured by each employee's shares of common stock and the principal is payable in five equal annual installments between 1995 and 1999.

On November 8, 1995, the Board of Directors approved a loan forgiveness program (the "Loan Forgiveness Program") for the payment that was due on November 15, 1995 and the payments due in subsequent years. Under this program, participants that chose to participate will have their annual installments forgiven over the year following the scheduled payment date at the rate of one-twelfth per month, as long as the employee continues to be employed by the Company.

12. Quarterly Financial Data (Unaudited)

The following summarizes the Company's results of operations for each quarter of 1998 and 1997 (in thousands, except per share amounts). The (loss) income per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly (loss) income per common share amounts may not equal the (loss) income per common share for the year.

                                                  First              Second           Third           Fourth
                                                 Quarter             Quarter         Quarter          Quarter
                                               -----------         -----------     -----------      -----------
                                                      (dollars in thousands, except per share amounts)
1998
Net revenues                                      $64,581            $77,246          $62,944         $72,281
Operating income                                    8,615             23,114           12,822          22,853
Net (loss) income                                  (7,335)             7,809           (3,452)          6,977
Net (loss) income per common share:
 Basic                                            $ (0.52)           $  0.54          $ (0.24)        $  0.51
 Diluted                                          $ (0.52)           $  0.52          $ (0.24)        $  0.49

1997
Net revenues                                      $61,279            $71,100          $57,939         $73,217
Operating income                                   10,038             21,136            9,991          22,325
Net (loss) income before extraordinary
   Item                                            (5,566)             5,212           (6,540)          5,788
Net (loss) income                                  (5,566)             5,212           (6,540)         (3,455)
Net (loss) income per common share:
  Basic                                           $ (0.39)           $  0.37          $ (0.47)        $ (0.25)
  Diluted                                         $ (0.39)           $  0.37          $ (0.47)        $ (0.24)

                   Young Broadcasting Inc. and Subsidiaries

Quarterly depreciation and amortization is provided based on estimates. The results of the fourth quarter of 1997 are net of a year-end adjustment for depreciation and amortization of $2.5 million.

The results for the fourth quarter of 1997 include an extraordinary loss of approximately $9.2 million ($0.66 per share) related to the early extinguishment of debt.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                            YOUNG BROADCASTING INC.

             Column A                   Column B                       Column C                     Column D           Column E
----------------------------------  ----------------- ---------------------------------------     ---------------     ------------
                                                                      Additions
                                                      ---------------------------------------
                                    Bal. at Beginning      Charged to          Charged to                             Bal. at end
           Description                  of Period      Costs and Expenses  Other Accounts (1)     Deductions (2)       of Period
----------------------------------  -----------------  ------------------  ------------------     --------------      -----------
Year ended December 31, 1996
     Deducted from asset accounts:
        Allowance for doubtful
               Accounts...........         $  785,000          492,000            1,429,000         496,000            $2,210,000

Year ended December 31, 1997
     Deducted from asset accounts:
         Allowance for doubtful
               accounts...........         $2,210,000          323,000                  -           661,000            $1,872,000

Year ended December 31, 1998:
     Deducted from asset accounts:
         Allowance for doubtful
              accounts............         $1,872,000          488,000               52,000         400,000            $2,012,000



_______
(1) Amount relates to Acquired Stations and merger of Adam Young Inc.
(2) Write-off of uncollectible accounts

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.

    Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which is incorporated herein by this reference.


Item 11.  Executive Compensation.

    Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1999 Proxy Statement, which is incorporated herein by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which is incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions.

    Information called for by Item 13 is set forth under the heading "Election of Directors--Certain Transactions" in the 1999 Proxy Statement, which is incorporated herein by this reference.


                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 37 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

    (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

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

9.1(c) Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement** 9.1(d) Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement** 9.1(e) Amendment No. 4, dated as of September 11, 1996, to Voting Trust
        Agreement****
9.1(f) Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement****
9.1(g) Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee ****
10.1 Subscription and Shareholders Agreement, dated May 26, 1988, between the Company and Ronald J. Kwasnick*
10.2(a) Employment Agreement, dated as of March 1, 1993, between the Company and
        James A. Morgan*
10.2(b) Amendment, dated as of March 27, 1995, effective as of February 15,
        1995, to Employment Agreement, dated as of March 1, 1993, between the Company and James A. Morgan*****
10.3 Operating Agreement, dated December 29, 1989, between WKRN, L.P. and Young Broadcasting of Nashville, Inc.*
10.4 Operating Agreement, dated December 29, 1989, between KLFY, L.P. and Young Broadcasting of Louisiana, Inc.*
10.5 Operating Agreement between WATE, L.P. and Young Broadcasting of Knoxville, Inc.*
10.6 Agreement, dated July 1, 1991, between Adam Young Inc. and Young Broadcasting of Albany, Inc. (Agreement filed hereunder is representative of five other substantially similar agreements. See Schedule filed with this Exhibit)*
10.7 Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)*
10.8    Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and
        ABC*
10.9 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of La Crosse, Inc. and CBS*
10.10   Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and
        CBS*
10.11 Affiliation Agreement, dated May 17, 1995, between Winnebago Television Corporation and ABC**
10.12 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS*
10.13 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC*
10.14   Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and
        ABC*
10.15 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC*
10.16 Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC**
10.17 Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS
        (KCLO)******
10.18(a)Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company*
10.18(b)First Amendment to Lease, dated January 14, 1997****
10.19(a)Master Equipment Lease Agreement, dated May 31, 1990, between First
        Chicago Leasing Corporation and Young Broadcasting of Albany, Inc.* 10.19(b)Lease Supplement No. 1, dated May 31, 1990*
10.19(c)  Lease Supplement No. 2, dated August 24, 1990*

10.19(d)  Guaranty of the Company*
10.20(a) Master Equipment Lease Agreement, dated May 31, 1990, between First Chicago Leasing Corporation and Young Broadcasting of Nashville, Inc.*
10.20(b)  Supplement No. 1, dated May 31, 1990*
10.20(c)  Supplement No. 2, dated August 24, 1990*
10.20(d)  Guaranty of the Company*
10.21     Credit Agreement for the Senior Credit Facility********
10.22 Asset Purchase and Sale Agreement, dated as of July 31, 1995, between the Company and Broad Street Television, L.P. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)**
10.23 Asset Purchase and Sale Agreement, dated as of January 11, 1996, between the Company and Midcontinent Television of South Dakota, Inc. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)*******
10.24 Acquisition Agreement, dated as of May 10, 1996, among the Company, KCAL Broadcasting, Inc., KCAL-TV, Inc. and Disney Enterprises, Inc. (schedules omitted; Registrant agrees to furnish supplementally a copy of any schedule to the Commission upon request)******
10.25 Agreement and Plan of Merger, dated as of February 5, 1998, among the Company, AYI Acquisition Corporation, and Adam Young Inc. and its shareholders********
10.26 Subscription Agreement, dated October 10, 1994, between ABC and the Company with the form of Warrant to be issued to ABC and the form of Registration Rights Agreement attached thereto*
10.27 Indenture, dated November 14, 1994, among the Company, the Subsidiary Guarantors and The First National Bank of Boston, as Trustee, relating to the November 1994 Notes*
10.28 Indenture, dated June 1, 1995, among the Company, the Subsidiary Guarantors and The First National Bank of Boston, as Trustee, relating to the June 1995 Notes**
10.29 Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as Trustee, relating to the January 1996 Notes*******
10.30 Indenture, dated June 15, 1997, among the Company, the Subsidiary Guarantors and First Union National Bank, as Trustee, relating to the June 1997 Notes***
10.31     Young Broadcasting Inc. 1995 Stock Option Plan*****
10.32 Purchase Agreement, dated June 6, 1995, among the Company, the Subsidiary Guarantors and BT Securities Corporation and J.P. Morgan Securities Inc.**
10.33 Registration Rights Agreement, dated as of June 12, 1995, among the Company, the Subsidiary Guarantors and BT Securities Corporation and J.P. Morgan Securities Inc.**
10.34 Purchase Agreement, dated January 6, 1996, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.*******
10.35 Registration Rights Agreement, dated as of June 12, 1995, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.*******
10.36 Purchase Agreement, dated June 16, 1997, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated ***
10.37 Registration Rights Agreement, dated June 23, 1997, among the Company, the Subsidiary Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated***
11.1      Statement re computation of per share earnings
18.1      Letter of Ernst & Young LLP regarding change in accounting principles*

21.1    Subsidiaries of the Company
23.1    Consent of Ernst & Young LLP, Independent Auditors
27.1    Financial Data Schedule

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

******** Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the Securities Exchange Act of 1934 and incorporated herein by reference.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YOUNG BROADCASTING INC.


Date:  March 15, 1999                By  /s/ Vincent J. Young
                                         -------------------------------
                                         Vincent J. Young
                                           Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                 Title                                 Date
   ----------                 -----                                 ----

/s/ Vincent J. Young
--------------------
 Vincent J. Young             Chairman and Director            March 15, 1999
                              (principal executive officer)


/s/ Adam Young
--------------------
 Adam Young                   Treasurer and Director           March 15, 1999


/s/ James A. Morgan
--------------------
 James A. Morgan              Executive Vice President,        March 15, 1999
                              Chief Financial Officer
                              (principal financial officer and
                              principal accounting officer) and
                              Director

/s/ Ronald J. Kwasnick
----------------------
 Ronald J. Kwasnick           President and Director           March 15, 1999


/s/ Bernard F. Curry
-----------------------
 Bernard F. Curry             Director                         March 15, 1999


/s/ Alfred J. Hickey, Jr.
------------------------
 Alfred J. Hickey, Jr.        Director                         March 15, 1999


/s/ Leif Lomo
-------------------------
 Leif Lomo                    Director                         March 15, 1999



/s/ Robert L. Winikoff
----------------------
 Robert L. Winikoff           Director                         March 15, 1999


/s/ David C. Lee
----------------
 David C. Lee                 Director                         March 15, 1999