Form 10-Q
period 1999-03-31
YOUNG BROADCASTING INC /DE/
filed 1999-05-10
CIK 929144

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                      Commission file number:
       March 31, 1999                                       0-25042

                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                         13-3339681
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

                          ____________________________

          Number of shares of  Common Stock outstanding as of April 30, 1999:
11,254,733 shares of Class A Common Stock, and 2,383,447 shares of Class B Common Stock.

===============================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               Table of Contents


Part I.                                                                     Page
                                                                            ----

     Item 1. Financial Statements.

             Consolidated Balance Sheets as of
             December 31, 1998 and March 31, 1999..............................2

             Consolidated Statements of Operations for the
             Three Months Ended March 31, 1998 and 1999........................3

             Consolidated Statements of Stockholders' Equity
             for the Three Months Ended March 31, 1999.........................4

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1998 and 1999........................5

             Notes to Consolidated Financial Statements........................6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................7

     Item 3. Quantitative and Qualitative Disclosure
             About Market Risk................................................13

Part II.

     Item 6. Exhibits and Reports on Form 8-K.................................14

Signatures....................................................................15

Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                          December 31,          March 31,
                                                                                             1998*                1999
                                                                                         ----------------------------------
                                                                                                                (Unaudited)
Assets

Current assets:
 Cash and cash equivalents                                                               $     663,298        $     632,131
 Trade accounts receivable, less allowance for doubtful accounts of
  $2,012,000 in 1998 and $1,624,000 in 1999                                                 53,835,994           53,653,544
 Current portion of program license rights                                                  15,250,015           12,568,216
 Prepaid expenses                                                                           11,375,957           10,512,875
                                                                                         ----------------------------------
Total current assets                                                                        81,125,264           77,366,766
                                                                                         ----------------------------------

Property and equipment, less accumulated depreciation and amortization of
 $122,757,235 in 1998 and $128,432,278 in 1999                                              96,736,970           91,600,504
Program license rights, excluding current portion                                            1,987,123            2,095,096
Deposits and other assets                                                                   28,213,931           28,476,754
Broadcasting licenses and other intangibles, less accumulated amortization of
 $118,831,102 in 1998 and $123,977,189 in 1999                                             604,576,679          599,430,939
Deferred charges less accumulated amortization of $10,508,840 in 1998 and
 $11,327,286 in 1999                                                                        13,027,559           12,209,114
                                                                                         ----------------------------------
Total Assets                                                                             $ 825,667,526        $ 811,179,173
                                                                                         ==================================
Liabilities and stockholders' equity

Current liabilities:
 Trade accounts payable                                                                  $  14,571,552        $  19,002,337
 Accrued expenses                                                                           19,948,169           19,801,285
 Current installments of program license liability                                          12,412,040           10,975,223
 Current installments of long-term debt                                                        914,171              940,943
 Current installments of obligations under capital leases                                      491,666              497,880
                                                                                         ----------------------------------

Total current liabilities                                                                   48,337,598           51,217,668

Program license liability, excluding current installments                                    2,196,256            2,044,806
Long-term debt, excluding current installments                                             655,000,000          652,145,000
Deferred taxes and other liabilities                                                        73,268,546           73,832,103
                                                                                         ----------------------------------
Total liabilities                                                                          778,802,400          779,239,577
                                                                                         ----------------------------------

Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,401,823 shares at 1998 and 11,247,920 at 1999                                  11,402               11,248
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 2,408,447 shares at 1998 and 2,383,447 at 1999                                     2,408                2,383
 Additional paid-in capital                                                                205,523,080          198,340,625
 Accumulated deficit                                                                      (158,671,764)        (166,414,660)
                                                                                         ----------------------------------
Total stockholders' equity                                                                  46,865,126           31,939,596
                                                                                         ----------------------------------
Total liabilities and stockholders' equity                                               $ 825,667,526        $ 811,179,173
                                                                                         ==================================

*Derived from the audited financial statements for the year ended December 31, 1998

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 Three Months ended March 31,
                                                                                    1998               1999
                                                                                -------------------------------
Net operating revenue                                                           $ 64,581,421       $ 63,246,731
                                                                                -------------------------------

Operating expenses                                                                16,494,557         15,942,019
Amortization of program license rights                                            10,364,467         12,196,918
Selling, general and administrative expenses                                      12,772,581         12,667,354
Depreciation and amortization                                                     12,549,660         11,874,681
Corporate overhead                                                                 2,044,606          2,062,707
Non-cash compensation                                                                295,758            310,817
Merger related costs                                                               1,444,588                  -
                                                                                -------------------------------
Operating income                                                                   8,615,204          8,192,235
                                                                                -------------------------------

Interest income                                                                       50,672             26,838
Interest expense                                                                 (15,749,585)       (15,673,596)
Other expense, net                                                                  (250,967)          (288,373)
                                                                                -------------------------------
                                                                                 (15,949,880)       (15,935,131)
                                                                                -------------------------------

Net loss                                                                        $ (7,334,676)      $ (7,742,896)
                                                                                ===============================


Net loss per common share-basic                                                       $(0.52)            $(0.56)
                                                                                ===============================

Weighted average shares-basic                                                     14,138,469         13,746,338
                                                                                ===============================




See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                       Common Stock         Additional                            Total
                                                 ---------------------        Paid-In        Accumulated      Stockholders'
                                                   Class A     Class B        Capital          Deficit            Equity
                                                 --------------------------------------------------------------------------
Balance at December 31, 1998.....................  $11,402      $2,408     $205,523,080     $(158,671,764)      $46,865,126


Contribution of shares into Company's
 Defined contribution plan.......................        4           -          268,307                 -           268,311

Conversion of Class B Common Stock
 to Class A Common Stock.........................       25         (25)               -                 -                 -

Exercise of stock options........................        4           -           92,182                 -            92,186

Repurchase and retirement of Class A Common
 Stock...........................................     (187)          -       (7,542,944)                -        (7,543,131)

Net loss for the three months ended March 31,
 1999............................................        -           -                -        (7,742,896)       (7,742,896)
                                                  --------------------------------------------------------------------------
Balance at March 31, 1999........................  $11,248      $2,383     $198,340,625     $(166,414,660)      $31,939,596
                                                  ==========================================================================

See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Three Months ended March 31,
                                                                                    1998                1999
                                                                               ---------------------------------
Operating activities
Net loss                                                                       $ (7,334,676)        $ (7,742,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                         6,063,294            5,910,148
  Amortization of program license rights                                         10,364,467           12,196,918
  Amortization of broadcasting licenses, other intangibles and deferred
   charges                                                                        6,486,366            5,964,533
  Non-cash compensation                                                             295,758              310,817
  Non-cash interest expense on outstanding indebtedness                              50,512               26,772
  Loss on disposal of fixed assets                                                  126,386                4,370
  Payments on programming license liabilities                                   (10,500,240)         (12,140,397)
  Decrease in trade accounts receivable                                          11,372,095              713,342
  (Increase) decrease in prepaid expenses                                          (936,135)             929,046
  (Decrease) increase in trade accounts payable                                  (3,056,160)           5,315,827
  Increase (decrease) in accrued expenses                                           427,665             (189,390)
                                                                               ---------------------------------
Net cash provided by operating activities                                        13,359,332           11,299,090
                                                                               ---------------------------------

Investing activities
Capital expenditures                                                               (176,822)            (734,404)
Decrease (increase) in deposits and other assets                                    148,486             (262,823)
Increase in broadcast licenses and other  intangibles                              (267,531)                   -
                                                                               ---------------------------------
Net cash used in investing activities                                              (295,867)            (997,227)
                                                                               ---------------------------------

Financing activities
Principal payments on long-term debt                                            (10,260,000)          (4,000,000)
Borrowings from working capital facility                                                  -            1,145,000
Deferred acquisition and debt refinancing costs incurred                            (52,370)                   -
Proceeds from exercise of options                                                   120,124               92,186
Repurchase of Class A Common Stock                                                        -           (7,543,131)
Principal payments under capital lease obligations                                 (188,194)             (27,085)
                                                                               ---------------------------------
Net cash used in financing activities                                           (10,380,440)         (10,333,030)
                                                                               ---------------------------------

Net increase (decrease) in cash and cash equivalents                              2,683,025              (31,167)
Cash and cash equivalents at beginning of year                                    1,652,428              663,298
                                                                               ---------------------------------
Cash and cash equivalents at March 31                                          $  4,335,453         $    632,131
                                                                               =================================

Supplemental disclosure of cash flow information
Interest paid                                                                  $ 13,785,070         $ 13,710,067


See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Principles of Consolidation

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (four with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California, and a national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.


2.  Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for years beginning after December 31, 1997. The Company adopted FAS 130 in 1998, which had no effect on the Company's consolidated financial statements.

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

  Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's annual gross revenue is generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. ("AYI"), a national advertising sales representative which was merged with the Company in 1998. The stations generally pay commissions to advertising agencies on local and regional advertising; on national advertising, the stations also pay commissions to AYI. Effective January 1, 1998, the commissions paid to AYI have been eliminated for consolidation purposes.

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

  The Company defines "broadcast cash flow" as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation, merger related costs and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

  The following table sets forth certain operating data for the quarters ended March 31, 1998 and 1999:

                                                                                     Quarter Ended March 31,
                                                                                    -------------------------
                                                                                       1998            1999
                                                                                       ----            ----
                                                                                           (in thousands)
Operating income..................................................................  $  8,615         $  8,192
Add:
     Amortization of program license rights.......................................    10,364           12,196
     Depreciation and amortization................................................    12,550           11,875
     Corporate overhead...........................................................     2,045            2,063
     Merger related costs.........................................................     1,444                -
     Non-cash compensation........................................................       296              311
Less:
     Payments for program license liabilities.....................................   (10,500)         (12,140)
                                                                                    -------------------------
Broadcast cash flow...............................................................  $ 24,814         $ 22,497
                                                                                    =========================

Television Revenues

          Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                                                        Quarter Ended March 31,
                                                                        -----------------------
                                                                  1998                           1999
                                                                  ----                           ----
                                                        Amount             %            Amount           %
                                                        ------             -            ------           -
                                                                            (in thousands)
Revenues
   Local.............................................  $47,678            64.0        $ 48,497          65.9
   National..........................................   21,026            28.2          19,973          27.1
   Network...........................................    3,075             4.1           3,235           4.4
   Political.........................................      984             1.3             137           0.2
   Production/Other..................................    1,738             2.4           1,748           2.4
                                                       -------           -----        --------         -----
           Total.....................................   74,501           100.0          73,590         100.0

Commissions..........................................   (9,920)          (13.3)        (10,343)        (14.1)
                                                       -------           -----        --------         -----

Net Revenue..........................................  $64,581            86.7        $ 63,247          85.9
                                                       =======           =====        ========         =====

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

  Net revenues for the quarter ended March 31, 1999 were $63.3 million, a decrease of $1.3 million, or 2.0%, compared to $64.6 million for the quarter ended March 31, 1998. Improvement in various local market economies led to an increase in the Company's gross local revenue of 1.7%, while gross national decreased 5.0% for 1999 compared to the same quarter in 1998. Political revenue for the quarter ended March 31, 1999 was $137,000, a decrease of $847,000 from the quarter ended March 31, 1998.

  Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 1999 were $28.6 million, compared to $29.3 million for the quarter ended March 31, 1998, a decrease of $658,000, or 2.2%.

  On February 5, 1998, the Company entered into an Agreement and Plan of Merger with Adam Young Inc. ("AYI"), pursuant to which AYI was merged with and into a wholly-owned subsidiary of the Company. In connection with the merger, the Company recorded $1.4 million of merger related costs for the quarter ended March 31, 1998. Merger related costs consisted primarily of fees for investment bankers, attorneys and accountants, and expenses related to severance agreements, the closure of one office and exit costs.

  Amortization of program license rights for the quarter ended March 31, 1999 was $12.2 million, compared to $10.4 million for the quarter ended March 31, 1998, an increase of $1.8 million. The new Lakers contract entered into in the third quarter of 1998 accounted for $1.5 million of such increase.

  Depreciation of property and equipment and amortization of intangible assets was $11.9 million, compared to $12.5 million for the same quarter in 1998, a decrease of $675,000, or 5.3%.

  The Company made payments for program license liabilities of $12.1 million during the quarter ended March 31, 1999, compared to $10.5 million for the quarter ended March 31, 1998, an increase of $1.6 million, with the new Lakers contract accounting for $1.5 million of such increase.

  Corporate overhead for the quarter ended March 31, 1999 was $2.1 million, compared to $2.0 million for the comparable period in 1998, an increase of $18,000, or 0.9%.

  Non-cash compensation was $311,000 for the quarter ended March 31, 1999, compared to $296,000 for the comparable period in 1998. These amounts represented non-cash charges for an employer-matching stock plan (the "Plan") established January 1, 1998, included in the Company's 401(k) plan. The increase is the result of increased employee participation in the Plan.

  Interest income for the quarter ended March 31, 1999 was $27,000, compared to $51,000 for the same period in 1998, a decrease of $24,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to pay down amounts under the Company's senior credit facility (the "Senior Credit Facility").

  Interest expense for the quarter ended March 31, 1999 was $15.7 million, compared with $15.8 million for the comparable period in 1998, a decrease of $76,000, or 0.5%.

  As a result of the factors discussed above, the net loss for the Company was $7.7 million for the quarter ended March 31, 1999, compared with a net loss of $7.3 million for the same period in 1998.

  Broadcast cash flow for the quarter ended March 31, 1999 was $22.5 million, compared with $24.8 million for the quarter ended March 31, 1998, a decrease of $2.3 million, or 9.2%. As a result, the broadcast cash flow margin (broadcast cash flow divided by net revenues) for the quarters ended March 31, 1999 and 1998 was 36% and 38%, respectively.

Liquidity and Capital Resources

  Cash provided by operations for the three months ended March 31, 1999 was $11.3 million as compared to cash provided by operations of $13.4 million for the same period in 1998. Changes in the Company's net cash flows from operating activities are primarily the result of a reduction in net revenues, improvement in collection of accounts receivable and an increase of accounts payable during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

  The Company used cash in investing activities for the three months ended March 31, 1999 and 1998 of $1.0 million and $296,000, respectively. The increase in 1999 was primarily attributable to the increased spending for property and equipment.

  Cash used in financing activities for the quarter ended March 31, 1999 and 1998 was $10.3 million and $10.4 million, respectively. Financing activities for the three months ended March 31, 1999 and 1998 include principal payments under the Senior Credit Facility of $4.0 million and $10.3 million, respectively. In addition, on February 26, 1999, the Company repurchased 187,000 shares of Class A Common Stock for $7.5 million.

  It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under its Senior Credit Facility.

  On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of March 31, 1999, there was $82.1 million outstanding under the Senior Credit Facility.


Impact of the Year 2000

State of Readiness

  The Company is evaluating the impact of the Year 2000 problem on its business and its ability to deliver its product to its viewers. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Various computer programs that have time- sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

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

  As of April 30, 1999, Item 1 of the Company's Year 2000 Plan has been completed, with no major issues being identified. Item 2 has been substantially completed with an estimated completion date of June 1999. Item 3 was partially completed as of April 30, 1999, and is estimated to be completed by July 1999.
Item 4 has been started and is estimated to be completed by August 1999. Contingency plans (Item 5) are not in place at the present time, however, the Company anticipates them to be completed by August 1999. Such plans will continue to be monitored into the year 2000.

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

Income Taxes

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1998, the Company had $209.0 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code Section 382.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.


     (a) Exhibits.

Exhibit
Number         Exhibit Description
------         -------------------

11             Statement Re Computation of Per Share Earnings.
27             Financial Data Schedule


  (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter of the year ending December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            YOUNG BROADCASTING INC.



Date:  May 7, 1999          By: /s/ Vincent J. Young
                               ---------------------
                               Vincent J. Young
                               Chairman



Date:  May 7, 1999          By: /s/ James A. Morgan
                               --------------------
                               James A. Morgan
                               Executive Vice President and
                               Chief Financial Officer
                               (principal financial officer)