Form 10-Q
period 1999-06-30
YOUNG BROADCASTING INC /DE/
filed 1999-08-13
CIK 929144

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                      -----------------------------------

                                   FORM 10-Q

                      -----------------------------------

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                          Commission file number:
         June 30, 1999                                         0-25042

                            YOUNG BROADCASTING INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                            13-3339681
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

                         ----------------------------

         Number of shares of Common Stock outstanding as of July 30, 1999:
11,107,842 shares of Class A Common Stock, and 2,378,751 shares of Class B Common Stock.


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

                  Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999.......................................2

                  Consolidated Statements of Operations for the Three and Six Months Ended
                  June 30, 1998 and 1999......................................................................................3

                  Consolidated Statements of Stockholders' Equity for the Six Months Ended
                  June 30, 1999...............................................................................................4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1998 and 1999......................................................................................5

                  Notes to Consolidated Financial Statements..................................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations...............................................................................................7

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk..................................................14

Part II.

         Item 4. Submission of Matters to a Vote of Security Holders ........................................................15

         Item 6. Exhibits and Reports on Form 8-K........................................................................... 16

Signatures...................................................................................................................17

Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                        December 31,         June 30,
                                                                                            1998*              1999
                                                                                     ---------------------------------------
Assets                                                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $      663,298     $    1,689,685
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,012,000 in 1998 and $1,764,000 in 1999                                              53,835,994         62,236,638
   Current portion of program license rights                                                15,250,015          7,687,111
   Prepaid expenses                                                                         11,375,957         10,701,874
                                                                                     ---------------------------------------
Total current assets                                                                        81,125,264         82,315,308
                                                                                     ---------------------------------------

Property and equipment, less accumulated depreciation and amortization of
   $122,757,235 in 1998 and $134,338,499 in 1999                                            96,736,970         91,813,461
Program license rights, excluding current portion                                            1,987,123          1,589,441
Deposits and other assets                                                                   28,213,931         28,468,113
Broadcasting licenses and other intangibles, less accumulated amortization of
   $118,831,102 in 1998 and $129,123,282 in 1999                                           604,576,679        594,292,484
Deferred charges less accumulated amortization of $10,508,840 in 1998 and
   $12,145,731 in 1999                                                                      13,027,559         11,390,668
                                                                                     ---------------------------------------
Total Assets                                                                              $825,667,526       $809,869,475
                                                                                     =======================================

Liabilities and stockholders' equity

Current liabilities:
   Trade accounts payable                                                                  $14,571,552        $19,682,755
   Accrued expenses                                                                         19,948,169         19,410,025
   Current installments of program license liability                                        12,412,040          6,815,964
   Current installments of long-term debt                                                      914,171            967,715
   Current installments of obligations under capital leases                                    491,666            532,313
                                                                                     ---------------------------------------
Total current liabilities                                                                   48,337,598         47,408,772

Program license liability, excluding current installments                                    2,196,256          1,743,263
Long-term debt, excluding current installments                                             655,000,000        656,182,000
Deferred taxes and other liabilities                                                        73,268,546         73,715,883
                                                                                     ---------------------------------------
Total liabilities                                                                          778,802,400        779,049,918
                                                                                     ---------------------------------------

Stockholders' equity:
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 11,401,823 shares at 1998 and 11,159,729 at 1999                               11,402             11,160
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,408,447 shares at 1998 and 2,378,751 at 1999                                  2,408              2,378
   Additional paid-in capital                                                              205,523,080        194,614,996
   Accumulated deficit                                                                    (158,671,764)      (163,808,977)
                                                                                     ---------------------------------------
Total stockholders' equity                                                                  46,865,126         30,819,557
                                                                                     ---------------------------------------
Total liabilities and stockholders' equity                                              $  825,667,526       $809,869,475
                                                                                     =======================================

*Derived from the audited financial statements for the year ended December 31,
 1998

See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                                1998              1999                 1998              1999
                                                          -------------------------------------------------------------------------
Net operating revenue                                          $77,245,728      $73,704,460        $141,827,149      $136,951,191
                                                          -------------------------------------------------------------------------

Operating expenses                                              16,614,510       15,916,703          33,109,067        31,858,722
Amortization of program license rights                           9,993,819       12,107,405          20,358,286        24,304,323
Selling, general and administrative expenses                    12,765,578       12,784,802          25,538,159        25,452,156
Depreciation and amortization                                   12,409,782       11,977,475          24,959,442        23,852,156
Corporate overhead                                               2,048,295        2,158,818           4,092,901         4,221,525
Non-cash compensation                                              299,991          247,053             595,749           557,870
Merger-related costs                                                -                -                1,444,588            -
                                                          -------------------------------------------------------------------------
Operating income                                                23,113,753       18,512,204          31,728,957        26,704,439
                                                          -------------------------------------------------------------------------

 Interest income                                                    61,672            5,713             112,344            32,551
 Interest expense                                              (15,181,818)     (15,655,963)        (30,931,403)      (31,329,559)
 Other expense, net                                               (185,799)        (256,271)           (436,766)         (544,644)
                                                          -------------------------------------------------------------------------
                                                               (15,305,945)     (15,906,521)        (31,255,825)      (31,841,652)
                                                          -------------------------------------------------------------------------
Net income (loss)                                            $   7,807,808    $   2,605,683       $     473,132     $  (5,137,213)
                                                          =========================================================================

Income (loss) per common share
        Basic                                                      $0.54          $0.19               $0.03           $(0.38)
                                                          =========================================================================
        Diluted                                                    $0.52          $0.18               $0.03           $(0.38)
                                                          =========================================================================





See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                                           Common Stock      Additional                              Total
                                                    ------------------------   Paid-In           Accumulated      Stockholders'
                                                       Class A     Class B     Capital             Deficit           Equity
                                                    ------------  ---------  ------------     -----------------  --------------
Balance at December 31, 1998...................       $11,402       $2,408   $205,523,080       $(158,671,764)     $46,865,126


  Contribution of shares into Company's
   Defined contribution plan...................            11          -          579,117               -              579,128

  Conversion of Class B Common Stock
   to Class A Common Stock.....................            30          (30)          -                  -                  -

  Exercise of stock options....................             8          -          171,179               -              171,187

  Repurchase and retirement of Class A Common
   Stock.......................................          (291)         -      (11,658,380)              -          (11,658,671)

  Net loss for the six months ended June 30,
   1999........................................            -           -             -             (5,137,213)      (5,137,213)
                                                    ------------  ---------  ------------     -----------------  --------------
Balance at June 30, 1999.......................       $11,160       $2,378   $194,614,996       $(163,808,977)     $30,819,557


See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                                1998              1999
                                                                                         -------------------------------------
Operating activities
Net income (loss)                                                                           $     473,132     $(5,137,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                   12,128,290        11,923,085
     Amortization of program license rights                                                    20,358,286        24,304,323
     Amortization of broadcasting licenses, other intangibles and deferred charges
                                                                                               12,831,152        11,929,071
     Non-cash compensation                                                                        595,749           557,870
     Non-cash interest expense on outstanding indebtedness                                        101,024            53,544
     (Gain) loss on sale of fixed assets                                                          (65,962)           33,523
     Payments on programming license liabilities                                              (20,671,002)      (24,166,389)
     Decrease (increase) in trade accounts receivable                                             960,062        (7,869,752)
     Increase in prepaid expenses                                                              (3,376,346)       (1,293,090)
     Increase in trade accounts payable                                                           389,124         6,810,353
     Decrease in accrued expenses and other liabilities                                        (1,786,624)         (516,886)
                                                                                         -------------------------------------
Net cash provided by operating activities                                                      21,936,885        16,628,439
                                                                                         -------------------------------------

Investing activities
Capital expenditures                                                                           (1,452,311)       (4,800,135)
Decrease (increase) in deposits and other assets                                                   84,273          (254,182)
Increase in broadcast licenses and other  intangibles                                            (267,877)           (7,290)
                                                                                         -------------------------------------
Net cash used in investing activities                                                          (1,635,915)       (5,061,607)
                                                                                         -------------------------------------

Financing activities
Principal payments on long-term debt                                                          (20,260,000)       (5,145,000)
Borrowings from working capital facility                                                                -         6,327,000
Deferred acquisition and debt refinancing costs incurred                                          (61,076)                -
Repurchase of Class A Common Stock                                                                      -       (11,658,671)
Proceeds from exercise of Common Stock options                                                    120,125           171,187
Principal payments under capital lease obligations                                               (332,741)         (234,961)
                                                                                         -------------------------------------
Net cash used in financing activities                                                         (20,533,692)      (10,540,445)
                                                                                         -------------------------------------

Net (decrease) increase in cash                                                                  (232,722)        1,026,387
Cash and cash equivalents at beginning of year                                                  1,652,428           663,298
                                                                                         -------------------------------------
Cash and cash equivalents at June 30                                                           $1,419,706     $   1,689,685
                                                                                         =====================================

Supplemental disclosure of cash flow information
Interest paid                                                                                 $31,343,114     $  31,391,710
                                                                                         =====================================



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

2.  Pending Sale of WKBT-TV

On June 30, 1999, the Company announced that it had signed a letter of intent with Television Wisconsin, Inc. of Madison, Wisconsin to sell WKBT-TV in LaCrosse/EauClaire, Wisconsin to Television Wisconsin for 14 times trailing broadcast cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

         FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" AND "RESULTS OF OPERATIONS."

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

         The following table sets forth certain operating data for the three and six months ended June 30, 1998 and 1999:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------      -------------------------
                                                        1998        1999              1998          1999
                                                        ----        ----              ----          ----
                                                     (dollars in thousands)          (dollars in thousands)
Operating income                                      $23,114      $18,512           $31,729       $26,704
Add:
     Amortization of program license rights..           9,994       12,108            20,358        24,304
     Depreciation and amortization.............        12,409       11,977            24,959        23,852
     Corporate overhead                                 2,048        2,159             4,093         4,222
     Merger-related costs.........                        -          -                 1,444         -
     Non-cash compensation                                300          247               596           558
Less:
     Payments for program license liabilities         (10,171)     (12,026)          (20,671)      (24,166)
                                                  -------------------------     ---------------------------
Broadcast cash flow...........................        $37,694      $32,977           $62,508       $55,474
                                                  =========================     ===========================

Television Revenues

         Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                 Three Months Ended June 30,                        Six Months Ended June 30,
                                 ---------------------------                        -------------------------
                                  1998                  1999                          1998               1999
                                  ----                  ----                         ------              ----
                           Amount       %        Amount       %               Amount        %      Amount       %
                           -------      --      --------     --               ------        -      ------      --
                                 (dollars in thousands)                              (dollars in thousands)
Revenues
Local..................    $56,605      63.4     $56,042    65.2             $104,283      63.7    $104,539    65.5
National..............      26,121      29.3      25,161    29.3               47,147      28.8      45,134    28.3
Network..............        3,375       3.8       3,284     3.8                6,450       3.9       6,519     4.1
Political..............      2,101       2.3         369     0.4                3,085       1.9         506     0.3
  Production/Other           1,064       1.2       1,132     1.3                2,802       1.7       2,880     1.8
                        ----------- --------- ----------- -------          ----------- ---------  ----------- -------
Total..........             89,266     100.0      85,988   100.0              163,767     100.0     159,578   100.0

Commissions........       (12,020)    (13.5)    (12,284)  (14.3)              (21,940)    (13.4)    (22,627)  (14.2)
                        ----------- --------- ----------- -------          ----------- ---------  ----------- -------

Net Revenue......          $77,246      86.5     $73,704    85.7             $141,827      86.6    $136,951    85.8
                        =========== ========= =========== =======          =========== =========  =========== =======

Results of Operations

Three Months ended June 30, 1999 Compared to Three Months Ended June 30, 1998


         Net revenue for the three months ended June 30, 1999 was $73.7 million, a decrease of $3.5 million, or 4.5%, compared to $77.2 million for the three months ended June 30, 1998. Decreases in various local market economies led to a reduction in the Company's gross local revenue of 1.0%, while gross national was down 3.7% in 1999 compared to the second quarter of 1998. Political revenue for the three months ended June 30, 1999 was $369,000, a decrease of $1.7 million from the same period in 1998. The decrease was attributable to 1998 being a national election year with many state and local elections, while 1999 had only limited state and local elections.

         Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 1999 were $28.7 million, compared to $29.4 million for the three months ended June 30, 1998, a decrease of $679,000, or 2.3%.

         Amortization of program license rights for the three months ended June 30, 1999 was $12.1 million, compared to $10.0 million for the three months ended June 30, 1998, an increase of $2.1 million. The Lakers contract entered into in the third quarter of 1998 accounted for approximately $1.2 million of such increase. Increases for various syndicated programs accounted for the remaining portion.

         Depreciation of property and equipment and amortization of intangible assets was $12.0 million for the three months ended June 30, 1999, compared to $12.4 million for the three months ended June 30, 1998, a decrease of $432,000, or 3.5%. This decrease is primarily attributable to fixed assets and intangibles becoming fully depreciated and amortized.

         The Company made payments for program license liabilities of $12.0 million during the three months ended June 30, 1999, compared to $10.2 million for the three months ended June 30, 1998, an increase of $1.8 million, with the new Lakers contract accounting for $1.1 million of such increase.

         Corporate overhead for the three months ended June 30, 1999 was $2.2 million, compared to $2.0 million for the three months ended June 30, 1998, an increase of $111,000 or 5.4%.

         Non-cash compensation was $247,000 for the three months ended June 30, 1999, compared to $300,000 for the comparable period in 1998. These amounts represented non-cash charges for an employee-matching stock plan (the "Plan"), included in the Company's 401(k) Plan.

         Interest income for the three months ended June 30, 1999 was $6,000 compared to $62,000 for the three months ended June 30, 1998, a decrease of $56,000. This decrease is primarily attributable to lower cash levels resulting from the use of cash and cash equivalents to repurchase common stock.

         Interest expense was $15.7 million for the three months ended June 30, 1999, compared to $15.2 million for the three months ended June 30, 1998, an increase of $474,000 or 3.1%. This decrease is primarily attributable to the Company's higher debt levels.

         As a result of the factors discussed above, net income was $2.6 million for the three months ended June 30, 1999, compared to net income of $7.8 million for the three months ended June 30, 1998.

         Broadcast cash flow was $33.0 million for the three months ended June 30, 1999, compared to $37.7 million for the three months ended June 30, 1998, a decrease of $4.7 million, or 12.5%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 44.7% for the three months ended June 30, 1999, compared to 48.8% for the three months ended June 30, 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net revenue for the six months ended June 30, 1999 was $137.0 million, a decrease of $4.8 million, or 3.4%, compared to $141.8 million for the six months ended June 30, 1998. Improvement in various local market economies led to an increase in the Company's gross local revenues of 0.2%, while gross national was down 4.3% in 1999 compared to the same period in 1998. Political revenue for the six months ended June 30, 1999 was $506,000, a decrease of $2.6 million from the same period in 1998. The decrease was primarily attributable to 1998 being a national election year with many state and local elections, while 1999 had only limited state and local elections.

         Operating expenses, including selling, general and administrative expenses, were $57.3 million for the six months ended June 30, 1999, compared to $58.6 million for the six months ended June 30, 1998, a decrease of $1.3 million, or 2.2%.

         Amortization of program license rights for the six months ended June 30, 1999 was $24.3 million compared to $20.4 million for the six months ended June 30, 1998, an increase of $3.9 million. The Lakers contract entered into in the third quarter of 1998 accounted for $2.5 million of such increase.

         Depreciation of property and equipment and amortization of intangible assets was $23.9 million for the six months ended June 30, 1999, compared to $25.0 million for the six months ended June 30, 1998, a decrease of $1.1 million, or 4.4%. This decrease is primarily attributable to fixed assets and intangibles becoming fully depreciated and amortized.

         The Company made payments for program license liabilities of $24.2 million during the six months ended June 30, 1999, compared with payments of $20.7 million during the six months ended June 30, 1998, an increase of $3.5 million, with the new Lakers contract accounting for $2.5 million of such increase.

         Corporate overhead was $4.2 million for the six months ended June 30, 1999, compared to $4.1 million for the period ended June 30, 1998, an increase of $129,000.

         Non-cash compensation was $558,000 for the six months ended June 30, 1999, compared to $596,000 for the same period in 1998. These amounts represented non-cash charges for an employee-matching stock plan (the "Plan"), included in the Company's 401(k) Plan.

         Interest income for the six months ended June 30, 1999 was $33,000 compared to $112,000 for the same period in 1998, a decrease of $79,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to repurchase common stock.

         Interest expense was $31.3 million for the six months ended June 30, 1999, compared with $30.9 million for the prior year period, a decrease of $398,000, or 1.3%. The increase in interest expense is due to the Company's higher debt levels.

         As a result of the factors discussed above, the Company's net loss was $5.1 million for the six months ended June 30, 1999, compared with net income of $473,000 for the same period in 1998.

         Broadcast cash flow was $55.5 million for the six months ended June 30, 1999, compared to $62.5 million for the same period in 1998, a decrease of $7.0 million, or 11.2%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 40.5% for the six months ended June 30, 1999, compared to 44.1% for the same period in 1998.


Liquidity and Capital Resources

         Cash provided by operations for the six months ended June 30, 1999 was $16.6 million as compared to cash provided by operations of $21.9 million for the same period in 1998. Changes in the Company's net cash flows from operating activities are primarily the result of decreases in net revenues and an increase of accounts payable during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

         The Company used cash in investing activities for the six months ended June 30, 1999 and 1998 of $5.1 million and $1.6 million, respectively. The increase in 1999 was primarily attributable to increased spending for property and equipment.

         Cash used in financing activities for the six months ended June 30, 1999 and 1998 was $10.5 million and $20.5 million, respectively. Financing activities for the six months ended June 30, 1999 and 1998 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $5.1 million and $20.3 million, respectively. In 1999, the Company repurchased $11.7 million in Class A Common Stock.

         It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

         On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of June 30, 1999, there was $81.0 million outstanding under the Senior Credit Facility.

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

         As of July 30, 1999, Items 1 and 2 of the Company's Year 2000 Plan have been completed, with no major issues being identified. Item 3 was substantially completed as of July 30, 1999, and is estimated to be completed by August 1999.
Item 4 has been partially completed and is estimated to be completed by September 1999. Contingency plans (Item 5) have been prepared for all of the Company's locations and the Company anticipates them to be finalized by August 1999. Such plans will continue to be monitored into the year 2000.

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

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 4, 1999, the Company held its annual meeting of stockholders to
(i) elect nine directors of the Company to serve for a term of one year, (ii) ratify and approve the selection of independent auditors of the Company to serve until the 2000 annual meeting of stockholders, (iii) approve an amendment to Young Broadcasting Inc.'s 1995 Stock Option Plan to increase the total number of shares with respect to which options and stock appreciation may be granted thereunder.

         The following individuals were elected to serve as directors until the next annual meeting:

                                             Vote For          Vote Withheld
                                             --------          -------------
Vincent J. Young                             27,454,301        227,145
Adam Young                                   27,454,301        227,145
Ronald J. Kwasnick                           27,454,301        227,145
James A. Morgan                              27,454,301        227,145
Bernard F. Curry                             27,454,301        227,145
Alfred J. Hickey, Jr.                        27,454,301        227,145
Leif Lomo                                    27,454,301        227,145
Robert L. Winikoff                           27,454,301        227,145
David C. Lee                                 27,454,301        227,145

         Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

         The stockholders ratified and approved the selection of Ernst & Young LLP as independent auditors of the Company to serve until the 2000 annual meeting of stockholders. The result of the vote was as follows: 27,675,263 votes were for the selection and 708 votes were against the selection.

         The stockholders approved the proposed amendment to Young Broadcasting Inc.'s 1995 Stock Option Plan. The result of the vote was as follows: 23,848,379 votes were for the amendment and 2,347,289 votes were against the amendment.

Item 6.  Exhibits and Reports on Form  8-K.


         (a) Exhibits.

Exhibit
Number            Exhibit Description
------            -------------------

11                Statement Re Computation of Per Share Earnings.
27                Financial Data Schedule


         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of the year ending December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YOUNG BROADCASTING INC.



Date:    August 13, 1999                 By: /s/ Vincent J. Young
                                            --------------------------
                                                Vincent J. Young
                                                Chairman



Date:    August 13, 1999                 By: /s/ James A. Morgan
                                            --------------------------
                                                James A. Morgan
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)