Form 10-Q
period 1999-09-30
YOUNG BROADCASTING INC /DE/
filed 1999-11-10
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.   20549


                      ___________________________________

                                   FORM 10-Q

                      ___________________________________

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                        Commission file number:
      September 30, 1999                                             0-25042


                            YOUNG BROADCASTING INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                           13-3339681
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

                              Yes    X      No____
                                 ---------

                         ____________________________

          Number of shares of  Common Stock outstanding as of October 29, 1999:
11,145,152 shares of Class A Common Stock, and 2,348,571 shares of Class B Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               Table of Contents

Part I.                                                                                    Page
                                                                                           ----
     Item 1. Financial Statements.

             Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999....  2

             Consolidated Statements of Operations for the Three and Nine Months Ended
             September 30, 1998 and 1999...................................................  3

             Consolidated Statements of Stockholders' Equity for the Nine Months
             Ended September 30, 1999......................................................  4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1999...................................................  5

             Notes to Consolidated Financial Statements....................................  6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations.................................................................  7

     Item 3. Quantitative and Qualitative Disclosure About Market Risk..................... 14

Part II.

     Item 6. Exhibits and Reports on Form 8-K.............................................. 15

Signatures................................................................................. 16

Item 1. Financial Statements.

                   Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                         December 31,         September 30,
                                                                                             1998*                1999
                                                                                  -----------------------------------------
Assets                                                                                                         (Unaudited)
Current assets:
 Cash and cash equivalents                                                                $    663,298         $  2,402,771
 Trade accounts receivable, less allowance for doubtful accounts of
    $2,012,000 in 1998 and $1,880,000 in 1999                                               53,835,994           52,457,188
 Current portion of program license rights                                                  15,250,015           19,607,009
 Prepaid expenses                                                                           11,375,957            9,909,449
                                                                                  -----------------------------------------
Total current assets                                                                        81,125,264           84,376,417
                                                                                  -----------------------------------------

Property and equipment, less accumulated depreciation and amortization of
 $122,757,235 in 1998 and $139,550,569 in 1999                                              96,736,970           91,151,525
Program license rights, excluding current portion                                            1,987,123            1,595,698
Deposits and other assets                                                                   28,213,931           28,468,426
Broadcasting licenses and other intangibles, less accumulated amortization of
 $118,831,102 in 1998 and $134,283,922 in 1999                                             604,576,679          589,136,441
Deferred charges less accumulated amortization of $10,508,840 in 1998 and
 $12,830,787 in 1999                                                                        13,027,559           10,550,862
                                                                                  -----------------------------------------
Total Assets                                                                              $825,667,526         $805,279,369
                                                                                  =========================================

Liabilities and stockholders' equity

Current liabilities:
 Trade accounts payable                                                                  $  14,571,552         $ 17,913,492
 Accrued expenses                                                                           19,948,169           21,036,610
 Current installments of program license liability                                          12,412,040           15,990,038
 Current installments of long-term debt                                                        914,171              994,487
 Current installments of obligations under capital leases                                      491,666            1,016,054
                                                                                  -----------------------------------------
Total current liabilities                                                                   48,337,598           56,950,681

Program license liability, excluding current installments                                    2,196,256            2,053,427
Long-term debt, excluding current installments                                             655,000,000          644,000,000
Deferred taxes and other liabilities                                                        73,268,546           76,846,631
                                                                                  -----------------------------------------
Total liabilities                                                                          778,802,400          779,850,739
                                                                                  -----------------------------------------


Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,401,823 shares at 1998 and 11,134,466 at 1999                                  11,402               11,134
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 2,408,447 shares at 1998 and 2,354,751 at 1999                                     2,408                2,355
 Additional paid-in capital                                                                205,523,080          210,831,588
 Accumulated deficit                                                                      (158,671,764)        (185,416,447)
                                                                                  -----------------------------------------
Total stockholders' equity                                                                  46,865,126           25,428,630
                                                                                  -----------------------------------------
Total liabilities and stockholders' equity                                               $ 825,667,526        $ 805,279,369
                                                                                  =========================================

*Derived from the audited financial statements for the year ended December 31,
 1998

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                         1998               1999               1998              1999
                                                 -------------------------------------------------------------------------
Net operating revenue                                 $ 62,944,230        $ 64,190,044      $204,771,379      $201,141,235
                                                 -------------------------------------------------------------------------
Operating expenses                                      16,936,699          16,642,046        50,045,766        48,500,768
Amortization of program license rights                   6,598,403           7,885,365        26,956,689        32,189,688
Selling, general and administrative expenses            12,039,672          12,495,541        37,577,831        37,947,697
Depreciation and amortization                           12,350,787          12,209,028        37,310,229        36,061,184
Corporate overhead                                       1,914,084           2,020,150         6,006,985         6,241,675
Non-cash compensation (Note 3)                             282,275          18,318,627           878,024        18,876,497
Merger-related costs                                             -                   -         1,444,588                 -
                                                 -------------------------------------------------------------------------
Operating income (loss)                                 12,822,310          (5,380,713)       44,551,267        21,323,726
                                                 -------------------------------------------------------------------------

Interest income                                             50,969              36,994           163,313            69,545
Interest expense                                       (15,765,517)        (15,861,315)      (46,696,920)      (47,190,874)
Other expense, net                                        (559,366)           (402,436)         (996,132)         (947,080)
                                                 -------------------------------------------------------------------------
                                                       (16,273,914)        (16,226,757)      (47,529,739)      (48,068,409)
                                                 -------------------------------------------------------------------------
Net loss                                              $ (3,451,604)       $(21,607,470)     $ (2,978,472)     $(26,744,683)
                                                 =========================================================================





Loss per common share - Basic                         $      (0.24)       $      (1.60)     $      (0.21)     $      (1.96)
                                                 =========================================================================
Weighted average shares - Basic                         14,307,781          13,492,988        14,261,841        13,620,146
                                                 =========================================================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)



                                                       Common Stock        Additional                            Total
                                                 ---------------------        Paid-In       Accumulated       Stockholders'
                                                   Class A     Class B        Capital         Deficit           Equity
                                                 --------------------------------------------------------------------------
Balance at December 31, 1998.....................  $11,402      $2,408     $205,523,080     $(158,671,764)     $ 46,865,126


Contribution of shares into Company's
 Defined contribution plan.......................       16           -          826,166                 -           826,182

Conversion of Class B Common Stock
 to Class A Common Stock.........................       53         (53)               -                 -                 -

Exercise of stock options........................       12           -          223,000                 -           223,012

Repurchase and retirement of Class A Common
 Stock...........................................     (349)          -      (14,031,241)                -       (14,031,590)


Non-cash compensation............................        -           -       18,290,583                 -        18,290,583

Net loss for the nine months ended September
 30, 1999........................................        -           -                -       (26,744,683)      (26,744,683)
                                                 --------------------------------------------------------------------------
Balance at September 30, 1999....................  $11,134      $2,355     $210,831,588     $(185,416,447)     $ 25,428,630
                                                 ==========================================================================

See accompanying notes to consolidated financial statements

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                    1998                1999
                                                                           ---------------------------------------
Operating activities
Net loss                                                                          $ (2,978,472)       $(26,744,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                           18,158,501          18,068,164
  Amortization of program license rights                                            26,956,689          32,189,688
  Amortization of broadcasting licenses, other intangibles and deferred
   charges                                                                          19,151,728          17,993,020
  Non-cash compensation                                                                878,024          18,876,497
  Non-cash interest expense on outstanding indebtedness                                151,536              80,316
  Loss on sale of fixed assets                                                          48,523               7,634
  Payments on programming license liabilities                                      (27,376,186)        (31,805,688)
  Decrease in trade accounts receivable                                             12,569,277           2,000,954
  Increase in prepaid expenses                                                      (6,640,477)           (515,771)
  (Decrease) increase in trade accounts payable                                     (3,983,119)          2,310,013
  Increase in accrued expenses and other liabilities                                 3,099,470           1,328,709
                                                                           ---------------------------------------
Net cash provided by operating activities                                           40,035,494          33,788,853
                                                                           ---------------------------------------

Investing activities
Capital expenditures                                                                (4,463,487)         (6,366,553)
Increase in deposits and other assets                                              (26,418,633)           (254,495)
Increase in broadcast licenses and other  intangibles                                 (268,226)            (11,514)
                                                                           ---------------------------------------
Net cash used in investing activities                                              (31,150,346)         (6,632,562)
                                                                           ---------------------------------------

Financing activities
Repurchase of public subordinated debt                                                       -          (5,000,000)
Borrowings from working capital facility                                            36,527,000           6,327,000
Principal payments on long-term debt                                               (28,260,000)        (12,327,000)
Deferred acquisition and debt refinancing costs incurred                               (64,871)            (63,503)
Repurchase of Class A Common Stock                                                 (17,881,413)        (14,031,590)
Proceeds from exercise of Common Stock options                                         315,269             223,012
Principal payments under capital lease obligations                                    (418,881)           (544,737)
                                                                           ---------------------------------------
Net cash used in financing activities                                               (9,782,896)        (25,416,818)
                                                                           ---------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (897,748)          1,739,473
Cash and cash equivalents at beginning of year                                       1,652,428             663,298
                                                                           ---------------------------------------
Cash and cash equivalents at September 30                                         $    754,680        $  2,402,771
                                                                           =======================================

Supplemental disclosure of cash flow information
Interest paid                                                                     $ 44,758,963        $ 45,046,920


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

2.  Pending Sale of WKBT-TV

On September 22, 1999, the Company signed a definitive purchase agreement with Television Wisconsin, Inc. of Madison, Wisconsin to sell WKBT-TV in LaCrosse/EauClaire, Wisconsin to Television Wisconsin for 14 times trailing broadcast cash flow. The sale is subject to, among other things, FCC approval and is expected to close in the first quarter of 2000. The Company's September 30, 1999 Financial Statements include the operating results for WKBT-TV.

3.  Stock Options

On August 3, 1999, the Board of Directors extended the expiration date of 596,188 stock options issued in 1994 and 1995 to directors, officers and employees. The original option agreements were to expire in 1999 and 2000. The new option agreements are extended by ten years until 2009. As a result of this modification to these stock option agreements, the Company has recorded a non-cash compensation charge of $18.3 million in the third quarter of 1999.

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

The following table sets forth certain operating data for the three and nine months ended September 30, 1998 and 1999:

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------
                                                          September 30,                       September 30,
                                                     1998             1999                1998            1999
                                                     ----             ----                ----            ----
                                                    (dollars in thousands)               (dollars in thousands)
Operating income (loss)......................       $12,822        $(5,381)             $ 44,551         $ 21,324
Add:
   Amortization of program license rights....         6,599          7,886                26,957           32,190
   Depreciation and amortization.............        12,351         12,209                37,310           36,061
   Corporate overhead........................         1,914          2,020                 6,007            6,242
   Merger-related costs......................             -              -                 1,444                -
   Non-cash compensation.....................           282         18,319                   878           18,876
Less:
   Payments for program license liabilities          (6,705)        (7,640)              (27,376)         (31,806)
                                               ---------------------------         ------------------------------
Broadcast cash flow..........................       $27,263        $27,413              $ 89,771         $ 82,887
                                               ===========================         ==============================

Television Revenues

  Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                        Three Months Ended                                      Nine Months Ended
                                        ------------------                                      -----------------
                                           September 30,                                           September 30,
                                 1998                       1999                          1998                     1999
                                ------                     ------                        ------                   ------
                           Amount         %          Amount         %              Amount          %         Amount         %
                                       (dollars in thousands)                                (dollars in thousands)
Revenues
  Local............       $44,364        60.9       $ 47,918       64.2           $148,647        62.8      $152,457       65.1
  National.........        21,422        29.4         21,918       29.3             68,569        29.0        67,052       28.6
  Network..........         3,152         4.3          3,113        4.2              9,602         4.1         9,632        4.1
  Political........         2,947         4.1            657        0.9              6,032         2.5         1,163        0.5
  Production/Other            926         1.3          1,072        1.4              3,728         1.6         3,952        1.7
                      -------------------------------------------------      --------------------------------------------------
   Total...........        72,811       100.0         74,678      100.0            236,578       100.0       234,256      100.0

Commissions........        (9,867)      (13.5)       (10,488)     (14.0)           (31,807)      (13.4)      (33,115)     (14.1)
                      -------------------------------------------------      --------------------------------------------------

Net Revenue........       $62,944        86.5       $ 64,190       86.0           $204,771        86.6      $201,141       85.9
                      =================================================      ==================================================

Results of Operations

Three Months ended September 30, 1999 Compared to Three Months Ended September 30, 1998


     Net revenue for the three months ended September 30, 1999 was $64.2 million, an increase of $1.3 million, or 2.1%, compared to $62.9 million for the three months ended September 30, 1998. Improvement in various local market economies led to an increase in the Company's gross local revenue of 7.9%, while gross national increased 2.3% in 1999 compared to the third quarter of 1998. Political revenue for the three months ended September 30, 1999 was $657,000 a decrease of $2.3 million from the same period in 1998. The decrease was attributable to 1998 being a national election year with many state and local elections, while 1999 had only limited state and local elections.

     Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 1999 were $29.1 million, compared to $29.0 million for the three months ended September 30, 1998, an increase of $162,000, or 0.6%.

     Amortization of program license rights for the three months ended September 30, 1999 was $7.9 million, compared to $6.6 million for the three months ended September 30, 1998, an increase of $1.3 million. Amortization in connection with the increased rights fees for the Anaheim Angels baseball contract accounted for approximately $435,000 of such increase. Various syndicated programming accounted for the remaining portion of the increase.

     Depreciation of property and equipment and amortization of intangible assets was $12.2 million for the three months ended September 30, 1999, compared to $12.4 million for the three months ended September 30, 1998, a decrease of $142,000 or 1.1%. This decrease is primarily attributable to fixed assets and intangibles becoming fully depreciated and amortized.

     The Company made payments for program license liabilities of $7.6 million during the three months ended September 30, 1999, compared to $6.7 million for the three months ended September 30, 1998, an increase of $935,000, or 13.9%, with the Anaheim Angels baseball contract accounting for $435,000 of such increase.

     Corporate overhead for the three months ended September 30, 1999 was $2.0 million, compared to $1.9 million for the three months ended September 30, 1998, an increase of $106,000, or 5.5%.

     Non-cash compensation was $18.3 million for the three months ended September 30, 1999, compared to $282,000 for the comparable period in 1998. The Company recorded a non-cash compensation charge of $18.3 million in 1999 for extending the expiration date of stock options granted in 1994 and 1995.

     Interest income for the three months ended September 30, 1999 was $37,000 compared to $51,000 for the three months ended September 30, 1998, a decrease of $14,000, or 27.5%.

     Interest expense was $15.9 million for the three months ended September 30, 1999, compared to $15.8 million for the three months ended September 30, 1998, an increase of $96,000, or 0.6%.

     As a result of the factors discussed above, the Company's net loss was $21.6 million for the three months ended September 30, 1999, compared to a net loss of $3.5 million for the three months ended September 30, 1998.

     Broadcast cash flow was $27.4 million for the three months ended September 30, 1999, compared to $27.3 million for the three months ended September 30, 1998, an increase of $151,000, or 0.6%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 42.7% for the three months ended September 30, 1999, compared to 43.3% for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net revenue for the nine months ended September 30, 1999 was $201.1 million, a decrease of $3.7 million, or 1.8%, compared to $204.8 million for the nine months ended September 30, 1998. Improvement in various local market economies led to an increase in the Company's gross local revenues of 2.6%, while gross national was down 2.2% in 1999 compared to the same period in 1998. Political revenue for the nine months ended September 30, 1999 was $1.2 million, a decrease of $4.8 million from the same period in 1998. The decrease was attributable to 1998 being a national election year with many state and local elections, while 1999 had only limited state and local elections.

     Operating expenses, including selling, general and administrative expenses, were $86.4 million for the nine months ended September 30, 1999, compared to $87.6 million for the nine months ended September 30, 1998, a decrease of $1.2 million, or 1.4%.

     Amortization of program license rights for the nine months ended September 30, 1999 was $32.2 million compared to $27.0 million for the nine months ended September 30, 1998, an increase of $5.2 million. The Lakers contract entered into in the third quarter of 1998 accounted for $2.5 million, and the Anaheim Angels baseball contract accounted for approximately $541,000 of this increase. Various syndicated programming accounted for the remaining portion of the increase.

     Depreciation of property and equipment and amortization of intangible assets was $36.1 million for the nine months ended September 30, 1999, compared to $37.3 million for the nine months ended September 30, 1998, a decrease of $1.2 million, or 3.2%. This decrease is primarily attributable to fixed assets and intangibles becoming fully depreciated and amortized.

     The Company made payments for program license liabilities of $31.8 million during the nine months ended September 30, 1999, compared with payments of $27.4 million during the nine months ended September 30, 1998, an increase of $4.4 million. The new Lakers contract accounted for $2.5 million, and the Anaheim Angels baseball contract accounted for approximately $541,000 of this increase.

     Corporate overhead was $6.2 million for the nine months ended September 30, 1999, compared to $6.0 million for the period ended September 30, 1998, an increase of $235,000.

     Non-cash compensation was $18.9 million for the nine months ended September 30, 1999, compared to $878,000 for the same period in 1998. The Company recorded a non-cash compensation charge of $18.3 million in 1999 for extending the expiration date of stock options granted in 1994 and 1995.

     Interest income for the nine months ended September 30, 1999 was $70,000 compared to $163,000 for the same period in 1998, a decrease of $93,000. This decrease is primarily attributable to the lower cash levels resulting from the use of cash and cash equivalents to repurchase common stock.

     Interest expense was $47.2 million for the nine months ended September 30, 1999, compared with $46.7 million for the prior year period, an increase of $493,000, or 1.1%. The increase in interest expense is primarily attributable to higher LIBOR and prime borrowing rates.

     As a result of the factors discussed above, the Company's net loss was $26.7 million for the nine months ended September 30, 1999, compared with a net loss of $3.0 million for the nine months ended September 30, 1998.

     Broadcast cash flow was $82.9 million for the nine months ended September 30, 1999, compared to $89.8 million for the same period in 1998, a decrease of $6.9 million, or 7.7%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 41.2% for the nine months ended September 30, 1999, compared to 43.8% for the same period in 1998.

Liquidity and Capital Resources

     Cash provided by operations for the nine months ended September 30, 1999 was $33.8 million as compared to cash provided by operations of $40.0 million for the same period in 1998. Changes in the Company's net cash flows from operating activities are primarily the result of decreases in net revenues and an increase of accounts payable during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     The Company used cash in investing activities for the nine months ended September 30, 1999 and 1998 of $6.6 million and $31.2 million, respectively. In 1999 the Company increased spending for property and equipment by $1.9 million over the same period in 1998. The decrease in deposits and other assets of $26.2 million was primarily attributable to the prepayment of programming in 1998.

     Cash used in financing activities for the nine months ended September 30, 1999 and 1998 was $25.4 million and $9.8 million, respectively. Financing activities for the nine months ended September 30, 1999 and 1998 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $12.3 million and $28.3 million, respectively. In the third quarter of 1998, the Company borrowed $36.5 million under the working capital facility to prepay certain programming contracts. In addition, in 1999 and 1998, the Company repurchased 348,400 shares for $14.0 million and 502,800 shares for $17.9 million, respectively, in Class A Common Stock. In the third quarter of 1999, the Company repurchased $5.0 million of its 10 1/8 % Notes due 2006 at a price of 103.5.

     It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

     On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of September 30, 1999, there was $79.0 million outstanding under the Senior Credit Facility.

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

     As of October 29, 1999, all of the Items in the Company's Year 2000 Plan have been completed.

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

     System failures or miscalculations could result in an inability of the Company to process commercial logs, remit invoices to advertisers, accept an agency's order or provide viewers with its broadcasts. The Company has developed a contingency plan to help reduce the impact of any unforeseen system failures which may take place.

Contingency Plan

     The Company has developed contingency plans to minimize the effect of any potential Year 2000 related disruptions. Virtually all of its stations have plans in effect for natural disasters in the event a station is not able to broadcast in the usual manner. The Company expanded these plans to include additional systems, software and equipment deemed to be critical to its broadcasts and business operations.

Income Taxes

     The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1998, the Company had $188.5 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code
Section 382.

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

Item 6.  Exhibits and Reports on Form  8-K.


     (a) Exhibits.

Exhibit
Number    Exhibit Description
------    -------------------

11        Statement Re Computation of Per Share Earnings.
27        Financial Data Schedule


     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter of the year ending December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YOUNG BROADCASTING INC.



Date:  November 9, 1999                 By: /s/ Vincent J. Young
                                            ------------------------
                                                Vincent J. Young
                                                Chairman



Date:  November 9, 1999                 By: /s/ James A. Morgan
                                            ------------------------
                                                James A. Morgan
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)