Form 10-K405
period 1999-12-31
YOUNG BROADCASTING INC /DE/
filed 2000-02-25
CIK 929144

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                             Annual Report Pursuant
                             to Section 13 or 15(d)
                           of the Securities Exchange
                                  Act of 1934

         For the fiscal year ended                    Commission file number:
             December 31, 1999                                0-25042

                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3339681
      (State or other jurisdiction of                    (I.R.S. employer
      incorporation or organization)                    identification no.)

           599 Lexington Avenue                                10022
            New York, New York                              (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 754-7070

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.001 Par Value
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of January 31, 2000 was approximately $600,098,931.

                               ----------------

      Number of shares of Common Stock outstanding as of January 31, 2000:
   11,153,085 shares of Class A Common Stock and 2,351,251 shares of Class B
                                 Common Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                      Location in Form 10-K
                         Document                     in which incorporated
                         --------                     ---------------------
      Proxy Statement/Prospectus relating to the
       Special Meeting in Lieu of the 2000 Annual
       Meeting of Stockholders included as part of
       the Registrant's Registration Statement on
       Form S-4 filed with the SEC on February 25,
       2000                                                 Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            YOUNG BROADCASTING INC.

                                   FORM 10-K

                               Table of Contents

                                                                           Page
                                                                           ----
 PART I

    Item 1.  Business...................................................     1

    Item 2.  Properties.................................................    19

    Item 3.  Legal Proceedings..........................................    22

    Item 4.  Submission of Matters to a Vote of Security Holders........    22

 PART II

    Item 5.  Market for Registrant's Common Equity and Related              24
             Stockholder Matters........................................

    Item 6.  Selected Financial Data....................................    25

    Item 7.  Management's Discussion and Analysis of Financial Condition    26
             and Results of Operations..................................

    Item 7A  Quantitative and Qualitative Disclosures About Market          33
             Risks......................................................

    Item 8.  Financial Statements and Supplementary Data................    33

    Item 9.  Changes in and Disagreements with Accountants on Accounting    50
             and Financial Disclosure...................................

 PART III

    Item 10. Directors and Executive Officers of the Registrant.........    50

    Item 11. Executive Compensation.....................................    50

    Item 12. Security Ownership of Certain Beneficial Owners and            50
             Management.................................................

    Item 13. Certain Relationships and Related Transactions.............    50

 PART IV

    Item 14. Exhibits, Financial Statement, Schedules, and Reports on       51
             Form 8-K...................................................

 SIGNATURES..............................................................   56

                           FORWARD LOOKING STATEMENTS

   THE FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERN AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" AND "RESULTS OF OPERATIONS." FORWARD LOOKING STATEMENT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

                                     PART I

Item 1. Business.

   All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 1999, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

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

 Recent Developments

   KRON-TV and BAYTV Acquisition. On November 16, 1999, the Company entered into an agreement to acquire KRON-TV and a 51% interest in the San Francisco cable channel BayTV from the Chronicle Publishing Company ("CPC"). Under terms of the agreement, the Company will pay CPC $650 million in cash plus up to approximately 3.9 million shares of the Company's Class A Common Stock, subject to adjustment. Furthermore, the purchase of KRON-TV will result in significant tax savings from the amortization of intangibles which the Company estimates will have a net present value of approximately $110 million. The deal is subject to regulatory approval.

   Pending Sale. On September 30, 1999, the Company entered into an agreement with Television Wisconsin, Inc. of Madison, Wisconsin to sell WKBT-TV in La Crosse/Eau Claire, Wisconsin for approximately $24.5 million. The sale is currently pending regulatory approval.

   Stock Repurchase. During February and June 1999, the Company repurchased 348,400 shares of its Class A Common Stock in open market purchases pursuant to a stock repurchase program for an aggregate price of approximately $14.0 million. Since 1997, the Company has repurchased 1,360,200 shares of its Class A Common Stock in open market purchases for an aggregate price of approximately $45.9 million. The Company is authorized, subject to certain limitations, to effect up to an aggregate of $70.0 million of such purchases.

   Stock Options. On August 3, 1999, the Company extended the expiration date of 596,188 stock options issued in 1994 and 1995 to directors, officers and employees. The original option agreements were to expire in 1999 and 2000. The new option agreements are extended by ten years until 2009. As a result of this modification to these stock option agreements, the Company recorded a non-cash compensation charge of $18.3 million in the third quarter of 1999.

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

   The Company plans to pursue favorable acquisition opportunities as they become available. The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. Other than the KRON-TV and BAYTV Acquisition and the WKBT-TV sale agreement, the Company does not presently have any agreements to acquire or sell any television stations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 The Stations

   The Company's stations are geographically diverse, which the Company believes minimizes the impact of regional economic downturns. One station is located in the west region (KCAL-Los Angeles, California), six stations are located in the Midwest region (WBAY-Green Bay, Wisconsin, KWQC-Quad Cities, KELO-Sioux Falls, South Dakota, WLNS-Lansing, Michigan, WTVO-Rockford, Illinois and WKBT-La Crosse-Eau Claire), four stations are in the southeast region (WKRN-Nashville, Tennessee, WRIC-Richmond, Virginia, WATE-Knoxville, Tennessee, and KLFY-Lafayette, Louisiana), and one station is in the northeast region (WTEN-Albany, New York).

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

                                                                                 Station
                                                                     Commercial   Rank      In-
                          Market   Television              Network    Stations     In      Market    Year
                          Rank(1) Households(2) Channel  Affiliation in DMA(3)  Market(4) Share(5) Acquired
                          ------- ------------- -------  ----------- ---------- --------- -------- --------
KCAL (Los Angeles, CA)..      2     5,135,140       9        IND         13          7        9      1996
WKRN (Nashville, TN)....     30       811,870       2        ABC          8          3       20      1989
WTEN (Albany, NY).......     55       507,000      10(6)     ABC          6          3       27      1989
WRIC (Richmond, VA).....     60       474,610       8        ABC          5          3       26      1994
WATE (Knoxville, TN)....     63       451,870       6        ABC          5          2       22      1994
WBAY (Green Bay, WI)....     69       392,300       2        ABC          6          1       33      1994
KWQC (Quad Cities)......     88       312,300       6        NBC          4          1       41      1996
WLNS (Lansing, MI)......    106       237,130       6        CBS          4          1       35      1986
KELO (Sioux Falls, SD)..    114       231,900      11(7)     CBS          4          1       45      1996
KLFY (Lafayette, LA)....    123       203,100      10        CBS          4          1       53      1988
WKBT (La Crosse-Eau
 Claire, WI) (8)........    129       182,310       8        CBS          4          2       26      1986
WTVO (Rockford, IL).....    135       171,000      17        ABC          5          3       25      1988

--------
(1) Refers to the size of the television market or Designated Market Area ("DMA") as used by Nielsen.

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

(4) Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 1999.

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

(8)  Sale is pending approval by federal regulatory agencies.

   The following is a description of each of the Company's stations:

   KCAL, Los Angeles, California. The Company acquired KCAL from KCAL Broadcasting, Inc., a subsidiary of the Walt Disney Company ("Disney"), on November 22, 1996. KCAL has the distinction of being one of the first commercial stations in the country. KCAL's first broadcast was on December 23, 1931. It is now the only independent VHF station in the Los Angeles market. Los Angeles is the second largest DMA with an estimated 5,135,140 television households and the country's largest television market in terms of estimated advertising dollars spent on the medium. There are thirteen reportable stations in the DMA. For the November 1999 ratings period, KCAL was ranked seventh after the local ABC, NBC, CBS, WB, Fox, UPN and Univision affiliates, with an overall sign-on to sign-off in-market share of 9%.

   KCAL is a prominent news provider in the market, presenting 29.5 hours of such programming each week and up to 25 special one-half hour reports each year. In 1995, the station won the prestigious Edward R. Murrow Award as the "Best Local Newscast in the Country." In 1996, KCAL was honored with nine Golden Mikes, including Best 30 Minute Newscast and Best Daytime Newscast, ten Emmys, five Radio Television News Directors awards, ten New York Film Festival Awards, 17 Associated Press Awards and 31 Los Angeles Press Club Awards. In 1997, KCAL won five Golden Mikes. In 1998, KCAL won 8 Emmys and 4 Golden Mikes. In 1999, KCAL won two Emmys for live sports coverage and two Golden Mikes for news coverage. Since 1991, KCAL has been the most honored local station in Los Angeles for news.

   KCAL is also the broadcast station of choice for premier local sports franchises with over 130 major televised sporting events each year. KCAL has won numerous Emmy Awards and currently has agreements with the Los Angeles Lakers (5 years remaining), Anaheim Angels (1 year remaining), Mighty Ducks of Anaheim (3 years remaining), and Los Angeles Clippers (1 year remaining). The station also has agreements to broadcast PAC 10 Football, the John Wooden Classic and Fight Night Boxing events. These contracts enable KCAL to offer advertisers year-round sports packages aimed at very attractive audience categories.

   As the largest market in the country's largest state, Los Angeles enjoys a diverse industry makeup ranging from entertainment and manufacturing to international trade and financial services. In addition to Los Angeles County, KCAL reaches Orange, Santa Barbara and other counties in Southern California. Orange County alone has ranked fifth, nationally, in both population and population growth over the last five years. According to Investing in Television Market Report '99 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the average household income in the Los Angeles market in 1997 was $45,789, with an effective buying income projected to grow at an annual rate of 2.3% through 2002. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Los Angeles market is projected to average 1.7% annually through 2002.

   WKRN, Nashville, Tennessee. WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 811,870 television households. There are eight reportable stations in the DMA. For the November 1999 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 20%. The station's syndicated programs include Live with Regis and Kathie Lee, Donnie & Marie, Rosie, Friends, Wheel of Fortune, ER, Jenny Jones and National Enquirer.

   The quality of the station's newscasts has been regularly recognized by its broadcasting peers, highlighted by it winning of the prestigious Peabody Award for investigative journalism. News 2 received the 1998 Mid-South Regional Emmy for Overall News Excellence and has been named Outstanding News Operation in the State of Tennessee by the Associated Press for three of the last four years.

   Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Dell Computer, Bridgestone-Firestone, Nissan, Saturn, Columbia/HCA, Shoney's, Service Merchandise and Bell South. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 1997 was $42,956, with effective buying income projected to grow at an annual rate of 6.5% through 2002. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 6.0% annually through 2002.

   WKRN is a prime example of the Company's strategy to achieve a strong local presence and has been recently nominated for Nashville's Corporate Donor of the Year for its commitment to community service. Public Service involvement ranges from raising food for the hungry of Middle Tennessee, The Ronald McDonald House, to focusing on the issues and concerns of children through its "Kids to Kids" and "One for the Community" fund raising effort.

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

   The Albany market (which includes Schenectady and Troy) is the 55th largest DMA, with an estimated 507,000 television households. There are six reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 1999 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 27%, compared to 30% for WNYT, the NBC affiliate, 31% for WRGB, the CBS affiliate, 11% for WXXA, the Fox affiliate and 0% for WYPX, the PAX station, and 4% for WEWB, the WB affiliate that signed on as of September 1999. The station's syndicated programs include Wheel of Fortune, Jeopardy, Rosie, and Jenny Jones. WTEN has won numerous awards in recent years for both local news and public affairs programming.

   Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Chubb Corp, State Farm Insurance, Key Corp. and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 1997 was $40,370, with effective buying income projected to grow at an annual rate of 1.6% through 2002. Retail sales growth in this market is also projected by the BIA Guide to average 1.7% annually during the same period.

   The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Selective use of sales marketing programs has generated over $2 million of new incremental revenue in 1999.

   WTEN's share of market revenue was 24.6% in 1998 which is a 5% increase over the prior year. The station achieved a market share of 24.7 for the calendar year 1999.

   WRIC, Richmond, Virginia. WRIC, acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 60th largest DMA, with an estimated 474,610 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 1999 ratings period, WRIC was in third place in the ratings, five points behind WWBT, the NBC affiliate, and WTVR, the CBS affiliate, with a sign-on to sign-off in market share of 26% compared to 31% for WWBT and WTVR. The station's syndicated programming includes Wheel of Fortune, Jeopardy, Maury Povich, Rosie and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

   Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of Virginia. Philip Morris USA is the largest employer in the market, employing approximately 6,900 area residents. According to the BIA Guide, the average household income in the Richmond market in 1997 was $41,951 with effective buying income projected to grow at an annual rate of 3.6% through 2002. Retail sales growth is also projected by the BIA Guide to average 4.4% annually during the same period.

   WATE, Knoxville, Tennessee. WATE, also acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 63rd largest DMA, with an estimated 451,870 television households. There are five reportable stations in the DMA, three of which are VHF stations. During the November 1999 ratings period, WATE ranked second, with a sign-on to sign-off in-market share of 22%. The station's syndicated programming includes Home Improvement, People's Court, Judge Judy and Rosie. WATE has won numerous awards in recent years from state journalism organizations, including Emmy Awards from the Tennessee Chapter of NATAS. In 1999, WATE also received a national Gabriel Award for a documentary on The Holocaust.

   According to the BIA Guide, the average household income in the Knoxville market in 1997 was $36,917 with effective buying income projected to grow at an annual rate of 5.4% through 2002. Retail sales growth is also projected by the BIA Guide to average 5.5% annually during the same period.

   WBAY, Green Bay, Wisconsin. WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 392,300 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 1999 ratings period, WBAY was first in the ratings. with a sign-on to sign-off in-market share of 33%. The station's syndicated programming includes Home Improvement, Seinfeld, Friends, Martha Stewart and Dr. Joy Brown. WBAY has won numerous awards in recent years from state journalism organizations for its news operations.

   According to the BIA Guide, the average household income in the Green Bay market in 1997 was $40,854 with effective buying income projected to grow at an annual rate of 4.3% through 2002. Retail sales growth is also projected by the BIA Guide to average 4.7% annually during the same period.

   KWQC, Quad Cities. The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 88th largest DMA serving an estimated 312,300 television households in eastern Iowa and western Illinois. There are four reportable stations in the DMA, three of which are VHF. During the

November 1999 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 41%. The station has retained the number one position for over thirteen years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Martha Stewart, Hollywood Squares, Inside Edition and Cheers.

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

   According to the BIA Guide, the average household income in the Quad Cities market in 1997 was $39,962 with effective buying income projected to grow at an annual rate of 3.2% through 2002. Retail sales growth is also projected by the BIA Guide to average 3.3% annually during the same period.

   WLNS, Lansing, Michigan. WLNS, acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 107th largest DMA, with an estimated 237,860 television households. WLNS is one of only two VHF network affiliates in the DMA. During the November 1999 ratings period, WLNS was the highest-rated station out of four reportable stations in its DMA, with a sign-on to sign-off in-market share of 35%. The station's syndicated programming includes Rosie, Entertainment Tonight, Hollywood Squares, and Montel Williams.

   The station attributes its success to the experience of its local sales staff, which focuses on developing strong relationships with local advertisers. The station's revenue market share in 1998 was 40%. The projected market share in 1999 is 42%. WLNS is also recognized as the dominant news station in the Lansing market. The station consistently wins by wide margins against competitors in its noon and 6:00 pm newscasts. For the November 1999 ratings period, WLNS's newscasts finished ahead of its closest competitor by 33 share points at noon and 9 share points at 6:00 pm. WLNS launched the market's first 5:30 pm newscast in 1989, which has since developed a solid audience share and has consistently held the greatest share in its time period. In 1997, WLNS added another half hour of local news at 5:00 pm, making WLNS one of the only stations in the country of its market size to produce a 90 minute news block each weekday evening from 5:00 pm to 6:30 pm. The station recognizes local news programming as the key to its success and produces 18 to 20 special news programs each year, including live town hall meetings in prime time on community topics such as youth violence, and political debates in major election years. The quality of the news broadcast at WLNS has resulted in numerous state journalism and public service awards.

   The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 15,500 people. General Motors has approximately 14,000 employees. Michigan State University has over 12,000 employees with a student enrollment of over 42,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 1997 was $40,704, with effective buying income projected to grow at an annual rate of 2.7% through 2002. Retail sales growth in this market is also projected by the BIA Guide to average 4.6% annually during the same period.

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

   The Sioux Falls market is the 114th largest DMA serving an estimated 231,900 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota. There are four reportable stations in the DMA, three of which are VHF. During the November 1999 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 45%, significantly ahead of the ABC, NBC and FOX affiliates, who had 30%, 15% and 9%, respectively. KELO-TV's newscast finished ahead of each of the competing stations for every weekday and weekend newscast time period. Recognizing the importance of local news, the station presents live newscasts seven times daily, with notable ratings and sales success. The station's revenue market share in 1999 was 48%. The projected market share in 2000 is 49%. The station's syndicated programming includes Rosie, Entertainment Tonight, and Maury.

   The largest employers in the market are Citibank and John Morrell. Sioux Falls is the largest city in South Dakota, with a population of 120,500. According to the BIA Guide, the average household income in the Sioux Falls market in 1997 was $40,237 with effective buying income projected to grow at an annual rate of 4.6% through 2001. Retail sales growth is also projected by the BIA Guide to average 5.7% annually during the same period.

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

   The Lafayette market is the 123rd largest DMA, with an estimated 203,100 television households. KLFY ranks first in the November 1999 ratings period with an overall sign-on to sign-off in-market share of 53%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in 27 major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with an in-market share of 45%. The station's syndicated programs include The Maury Povich Show, Home Improvement, Coach, Rosie, Sally Jessy Raphael, Hercules and Zena.

   Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a three-hour live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 1999 ratings period, this program received a 6:00-7:00 a.m. in-market share of 66%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995 and 1998 "Station of the Year" award from the Louisiana Broadcasters Association.

   KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called "Meet Your Neighbor" and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. "Wednesday's Child" is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has over the past thirteen years raised over two thousand tons of food for the hungry with its annual "Food for Families" all-day live remote from 17 locations in the DMA. It has an annual "Coats for Kids" campaign to clothe needy children and has raised over $9.6 million for the Muscular Dystrophy Association's ("MDA") annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

   According to the BIA Guide, the average household income in the Lafayette market in 1997 was $33,959, with effective buying income projected to grow at an annual rate of 4.9% through 2002. Retail sales growth in this market is also projected by the BIA Guide to average 5.7% annually during the same period.

   WKBT, La Crosse, Wisconsin. WKBT, acquired (together with WLNS) by the Company from Backe Communications Inc. in September 1986, began operations in 1954 and is affiliated with CBS. Although 90 miles apart, the cities of La Crosse and Eau Claire are considered a single market by Nielsen, and WKBT's signal covers both cities, reaching a twelve-county area that includes two Minnesota counties and most of western Wisconsin. There are four reportable stations in the DMA, but WKBT is one of only two local VHF stations.

   The La Crosse-Eau Claire market is the 129th largest DMA, with an estimated 182,310 television households. The highest-rated local stations in the DMA are WKBT and WEAU, the NBC affiliate. For the November 1999 ratings period, WKBT had a sign-on to sign-off in-market share of 26%, which places WKBT second to WEAU, which had a 32% share. The station's syndicated programming includes Sally, Baywatch, Montel Williams, Hollywood Squares, VIP, Profiler and Martin Short.

   The station's newscasts, collectively broadcast as NewsChannel 8, focuses on local coverage of news, weather and sports events. NewsChannel 8 offers 3 1/2 hours of local news each weekday.

   Over the past several years, WKBT has won awards for news coverage from state journalism organizations. Currently, WKBT is the only station in La Crosse to provide closed-captioning of its local newscasts for its hearing impaired viewers. The stations is also an active sponsor of many other local community events and programs, including Toys for Tots, CrimeStoppers, and Operation Firesafe. WKBT regularly contributes public service announcements and hundreds of hours of volunteer labor to the community throughout the year.

   The economy in the La Crosse-Eau Clair region is centered on skilled industry, medical services, agriculture and education. Prominent corporations located in the area include The Trane Company, the area's largest employer with approximately 2,600 employees, Fleming Foods and La Crosse Footwear. Lutheran Hospital, Franciscan Health Systems and Gunderson Clinic have made La Crosse a health care hub for the entire western Wisconsin region and, combined, employ approximately 4,400 area residents. Local educational institutions draw a large student base to the market and include branches of the University of Wisconsin in La Crosse and Eau Claire, as well as Viterbo College and Western Wisconsin Technical College. According to BIA Guide, the average household income in the La Crosse-Eau Claire market in 1996 was $35,331, with effective buying income projected to grow at an annual rate of 3.3% through 2001. Retail sales growth in this market is also projected by the BIA Guide to average 4.7% annually during the same period.

   WTVO, Rockford, Illinois. WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

   The Rockford market is the 135th largest DMA, with an estimated 171,000 television households. There are five reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 1999 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 25%, compared to 31% and 33% for the CBS and NBC affiliates, respectively. The station's syndicated programs include Sally Jessy Raphael, Rosie, Hollywood Squares, Dr. Joy Brown and Extra. The station produces local interest programs such as Spotlight 17, Friday Football Blitz and Friday Basketball Blitz.

   Each year, the Northern Illinois Council of Advertising recognizes the production creativity of local advertising agencies and television stations by awarding "Raddys." Since 1990, WTVO has been the recipient of 18 Raddy awards which span the categories of broadcast division, original footage, and promotional (news) campaign.

   WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Rockford is the second largest city in Illinois. Over 1,000 manufacturing firms employ a total of over 50,000 persons in the Rockford area, specializing in machine tool, automotive, aerospace, and consumer product industries. Prominent manufacturers in the area include Hamilton Corporation, the area's largest employer, Ingersoll Milling Machine Company and Daimler/Chrysler Corporation's Neon facility. UPS has constructed a $60.0 million Midwestern freight hub at Rockford, and Motorola has a cellular phone plant in nearby Harvard, Illinois. WTVO's share of revenue in 1999 is projected to be 22% versus 1998's 24%. According to the BIA Guide, the average household income in the Rockford market in 1997 was $42,557, with effective buying income projected to grow at an annual rate of 3.2% through 2002. Retail sales growth in this market is also projected by the BIA Guide to average 2.7% annually during the same period.

 Industry Background

   General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television. See "Federal Regulation of Television Broadcasting" below.

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

   Developments in the Television Market. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, however, this level of dominance began to change as more local stations were authorized by the Federal Communications Commission ("FCC") and marketplace choices expanded with the growth of independent stations and cable television services. See "--Federal Regulation of Television Broadcasting" below.

   Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 60 % to 74%.

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

   Time Warner, Inc. and Paramount Communications, Inc., each of which has launched a new television network, also own or control a major production studio. Outside production studios are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the new networks.

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

   In October 1994, the Company and ABC entered into new Affiliation Agreements for five of the Company's ABC-affiliated stations. Effective August 14, 1995, the Company switched the affiliation of its then sole NBC affiliate to ABC. In addition, in September 1994, the Company and CBS entered into new Affiliation Agreements for three of the Company's CBS-affiliated stations. Such Affiliation Agreements with ABC and CBS provide for successive contract terms of ten years. The Affiliation Agreement for the Quad Cities Station provides for an initial ten-year term, expiring November 1, 2004. On April 3, 1996, the Company and CBS entered into new affiliation agreements for KELO and each of its satellite stations which expire on October 2, 2006, followed by successive contract terms of five years. Each Affiliation Agreement is automatically renewed subject to either party's right to terminate at the end of any term after giving proper notice thereof. Under the Affiliation Agreements, the networks also possess, under certain circumstances (such as a transfer of control or adverse changes in signal, operating hours or other mode of operation), the right to terminate the Affiliation Agreement on prior written notice ranging between 15 and 45 days depending on the Affiliation Agreement. In addition, ABC has the right upon 60 days prior notice to terminate the Affiliation Agreement with respect to an ABC-affiliated station in a particular market if it acquires a different station within such market.

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

   License Grant and Renewal. As a result of the 1996 Act, broadcast licenses are now generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny, and such parties, as well as other members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on the Company's operations. The main station licenses for the Company's television stations expire on the following dates: WRIC, October 1, 2004; KLFY, June 1, 2005; WKRN, August 1, 2005, WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; WKBT, December 1, 2005; WTVO, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KCAL, December 1, 2006; WTEN, June 1, 2007; and WCDC, WTEN's satellite station, April 1, 2007.

   Multiple Ownership Restrictions. The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. As detailed below, in August 1999, the FCC substantially revised a number of its multiple ownership and attribution rules. Although these rules became effective November 16, 1999, they may still be stayed, modified or reconsidered in subsequent proceedings. In three separate orders, the FCC revised its rules regarding restrictions on television ownership, radio-television cross-ownership, and attribution of broadcast ownership interests. The three orders resolve several long pending rulemaking proceedings and respond, in part, to certain directives in the 1996 Act, where Congress liberalized the radio ownership rules and directed the FCC to consider certain additional deregulatory measures for television. The FCC's key broadcast ownership rules, inclusive of the recent revisions, are summarized below:

   Local Radio Ownership. With respect to radio licenses, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, determined by using an FCC-prescribed method. In markets with more than 45 stations, one company may own, operate or control up to eight radio stations, with no more than five in either AM or FM.

   Local Television Ownership. The FCC's new TV "duopoly" rule permits parties to own two TV stations without regard to signal contour overlap provided they are located in separate markets referred to as designated market areas. In addition, the new rules permit parties in larger designated market areas to own up to two television stations in the same designated market area so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Furthermore, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same designated market area so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station continue to be exempt from the duopoly rule if located in the same designated market area as the "parent" station. The duopoly rule also applies to same-market Local Marketing Agreements ("LMAs") involving more than 15% of the brokered station's program time, although current LMAs will be exempt from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the LMA. Further, the FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station.

   National Television Ownership Cap. On the national level, the 1996 Act raised the national audience coverage restriction on television station ownership from 25% to 35% of the national audience. Accordingly, one party may not have an attributable interest in television stations which reach more than 35% of all U.S. television households. Under its recently revised rules, if entities have attributable interests in two stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national cap.

   Radio-Television Cross Ownership. The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's new radio-television cross-ownership rule uses a graduated test based on the number of independently owned media voices in the local market. In the largest markets--i.e., markets with at least 20 independently owned media voices--a single entity can own up to one television station and seven radio stations or, if permissible under the new TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is less than 20 but at least 10, the number of radio stations that can be owned by a television licensee in the same market drops to 4. If the media voices number less than 10, a television licensee can only own 1 radio station in the same market.

   Attribution of Ownership. Under the FCC's recently revised attribution rules, a direct or indirect purchaser of various types of securities of the Company could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same area as stations owned by the Company in a manner prohibited by the FCC. Under the FCC's revised rules, an "attributable" interest for purposes of the Commission's broadcast ownership rules generally includes:

  . equity and debt interests, which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of total weekly programming, or is a same-market media entity, whether TV, radio, cable or daily newspaper;

  . 5% or greater voting stock interest. It should be noted that equity interests up to 49% are non-attributable if the licensee is controlled by a single majority shareholder and the interest holder is not otherwise attributable under the foregoing "equity/debt plus" standard;

  . 20% or greater voting stock interest, if the holder is a qualified passive investor;

  . any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities; and

  . all officers and directors (or general partners) of a licensee and its direct or indirect parent.

   Under the new rules, all non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. Any nonconforming interests acquired after that date need to be brought into compliance by August 5, 2000.

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

   The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Some of its provisions, such as signal carriage and retransmission consent, have a direct effect on television broadcasting. Under these provisions, television broadcasters, on a cable system-by-system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive that right to mandatory but uncompensated carriage and, instead, to negotiate a grant of retransmission consent to permit individual cable systems to carry their signals in exchange for some form of consideration.

   On March 31, 1997, in a 5-4 decision, the U.S. Supreme court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act remains in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations (including those owned by the Company) over the next several years is still a matter to be determined in a pending FCC rulemaking proceeding.

   The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's former video dial-tone rules (permitting telephone companies to enter the video distribution services market under several new regulatory options). The 1996 Act also (a) eliminates the broadcast network/cable cross-ownership limitation and (b) lifts the statutory ban on TV/cable cross-ownership within the same market area (without, however, eliminating the separate FCC regulatory restriction on TV/cable cross-ownership, which remains in place).

   Digital Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the Untied States. It has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. In doing so, it has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has also ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

   Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC has required affiliates of ABC, CBS, Fox and NBC in the top 10 television markets to begin digital broadcasting by May 1, 1999. Many stations, including KCAL-TV, the Company's independent station in Los Angeles, California, have already begun digital broadcasting. Affiliates of the four major networks in the top 30 markets were required to begin digital broadcasting by November 1, 1999, and all other commercial broadcasters, including all of the Company's remaining stations, must do so by May 1, 2002.

   The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given market one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

   The FCC is currently considering whether cable television system operators should be required to carry stations' digital television signals in addition to the currently required carriage of stations' analog signals. In July 1998, the FCC issued a Notice of Proposed Rulemaking posing several different options for the carriage of digital signals and solicited comments from all interested parties. The FCC has yet to issue a decision on this matter.

   The implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels. In addition, the Communications Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company is unable to predict what future actions the FCC might take with respect to digital television, nor can the Company predict the effect of the FCC's present digital television implementation plan or such future actions on its business. The Company will incur significant expense in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

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

   The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are either pending before or considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

 Employees

   Approximately 200 of the Company's employees are represented by collective localized bargaining agreements at various stations.

Item 2. Properties.

   The Company's principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York (the "Master Lease"). The Master Lease expires in the year 2009 with respect to 7,600 square feet and in 2002 with respect to 1,946 square feet.

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

                                  Metropolitan Area    Owned or
                                       and Use          Leased  Approximate Size
                                  -----------------    -------- ----------------
KCAL.......................... Los Angeles, California
                               Office and studio        Owned    33,000 sq. ft.
                               Office and studio        Leased   16,198 sq. ft.
                               Transmission tower site  Leased   60,000 sq. ft.

WKRN.......................... Nashville, Tennessee
                               Office and studio        Owned    43,100 sq. ft.
                               Land                     Owned    2.72 acres
                               Transmission tower site  Owned    49.33 acres

                      Metropolitan Area            Owned or
                           and Use                  Leased     Approximate Size
                      -----------------            --------    ----------------
WTEN......... Albany, NY
              Office and studio                     Owned       39,736 sq. ft.
              Land                                  Owned       2.56 acres
              New Scotland, NY
              Transmission tower site
              Land                                  Owned       5.38 acres
              Building                              Owned       2,800 sq. ft.
              Mt. Greylock, Adams, MA
              Transmission tower site
              Land                                  Leased      15,000 sq. ft.
              Building                              Owned       2,275 sq. ft.

WRIC......... Richmond, VA
              Office and studio                     Owned       34,000 sq. ft.
              Land                                  Owned       4 acres
              Petersburg, VA
              Transmission site                    Lease on
                                                tower of space  --
              Chesterfield Co., VA(1)
              Transmitter building                  Owned       900 sq. ft.

WATE......... Knoxville, TN
              Office and studio                     Owned       34,666 sq. ft.
              Land                                  Owned       2.65 acres
              Knox County, TN
              Transmission tower site               Owned       9.57 acres
              House Mountain, TN
              Prospective tower site                Owned       5 acres

WBAY......... Green Bay, WI
              Office and studio                     Owned       90,000 sq. ft.
              Land                                  Owned       1.77 acres
              DePere, WI
              Transmission tower site               Owned       3.54 acres
              Appleton, WI
              Office                                Leased      1,506 sq. ft.

KWQC......... Davenport, Iowa
              Office and Studio                     Owned       59,786 sq. ft.
              Land                                  Owned       86,978 sq. ft.
              Bettendorf, Iowa
              Office Transmission tower site        Owned       37.323 acres

KELO......... Sioux Falls, South Dakota
              Land, office and studio               Owned       23,700 sq. ft.
              Transmission tower site               Owned       58.23 acres
              Auxiliary transmission tower site     Leased      26.42 acres
              Reliance, South Dakota
              Transmission tower site               Owned       5.83 acres
              Rapid City, South Dakota
              Office and studio                     Leased      3,555 sq. ft.
              Transmission tower site               Leased      1 acre

                            Metropolitan Area         Owned or
                                 and Use               Leased  Approximate Size
                            -----------------         -------- ----------------
                    Murdo, South Dakota
                    Transmission tower site            Leased  1 acre
                    Philip, South Dakota
                    Transmission tower site            Leased  8.23 acres
                    Wall, South Dakota
                    Transmission tower site            Leased  4 acres
                    Beresford, South Dakota
                    Transmission tower site            Leased  2.1 acres
                    Doppler Radar tower site           Leased  0.02 acres
                    Diamond Lake, South Dakota
                    Transmission tower site            Owned   1 acre
                    DeSmet, South Dakota
                    Transmission tower site            Owned   0.55 acres
                    Garden City, South Dakota
                    Transmission tower site            Owned   1 acre
                    Auxiliary transmission tower site  Owned   1 acre
                    Farmer, South Dakota
                    Transmission tower site            Owned   1 acre
                    Mt. Vernon, South Dakota
                    Transmission tower site            Owned   1 acre
                    White Lake, South Dakota
                    Transmission tower site
                    New Underwood, South Dakota
                    Transmission tower site            Leased  200 sq. ft.
                    Huron, South Dakota
                    Doppler Radar tower site           Leased  480 sq. ft.

WLNS............... Lansing, Michigan
                    Office and studio                  Owned   19,000 sq. ft.
                    Land                               Owned   4.75 acres
                    Meridian, Michigan
                    Transmission tower site            Owned   40 acres

KLFY............... Lafayette, Louisiana
                    Office and studio                  Owned   24,800 sq. ft.
                    Land                               Owned   3.17 acres
                    Maxie, Louisiana
                    Transmission tower site            Leased  8.25 acres
                    Proposed transmission tower site   Owned   142 acres

WKBT(2)............ La Crosse, Wisconsin
                    Office and studio                  Owned   12,600 sq. ft.
                    Gailesville, Wisconsin
                    Transmission tower site            Owned   133,600 sq. ft.

WTVO............... Rockford, Illinois
                    Office and studio                  Owned   15,200 sq. ft.
                    Land                               Owned   14.4 acres

--------
(1) Station owns tower structure and related building, underlying property, which is owned by a third with non-exclusive easement for access to party.

(2)  Sale of station and property is pending federal regulatory approval.

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

Item 4. Submission of Matters to a Vote of Security-Holders.

   None.

Executive Officers of the Registrant.

   The executive officers of the Company are as follows:

Name                         Age                    Position
----                         ---                    --------
Vincent J. Young............  52 Chairman and Director
Adam Young..................  86 Treasurer and Director
Ronald J. Kwasnick..........  52 President and Director
James A. Morgan.............  51 Executive Vice President Secretary and Director
Deborah A. McDermott........  45 Executive Vice President--Operations

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

                                                                    High   Low
                                                                   ------ ------
   Quarters Ended
   March 31, 1998................................................. $53.63 $39.00
   June 30, 1998..................................................  65.00  46.50
   September 30, 1998.............................................  69.00  33.38
   December 31, 1998..............................................  43.13  22.63

   March 31, 1999................................................. $45.63 $39.50
   June 30, 1999..................................................  44.38  37.75
   September 30, 1999.............................................  65.00  40.00
   December 31, 1999..............................................  52.06  38.63

   At January 31, 2000, there were approximately 33 and 39 stockholders of record of the Company's Class A and Class B Common Stock, respectively. Such number does not include beneficial owners holding shares through nominee names.

 Dividend Policy

   The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Senior Credit Facility and the Indentures relating to the Company's outstanding Senior Subordinated Notes (the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Senior Credit Facility, the Company's ability to pay dividends on its Common Stock is limited. See Management's Discussion and Analysis--Liquidity. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to, the dividend no default would result under the Indentures and the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, the dividend may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

Item 6. Selected Financial Data.

   The following table presents selected consolidated financial data of the Company for the five years ended December 31, 1999, which have been derived from the Company's audited consolidated financial statements.

   The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1995        1996        1997        1998        1999
                          ----------  ----------  ----------  ----------  ----------
                             (dollars in thousands, except per share amounts)
Statement of Operations
 Data:
Net revenues(1).........  $  122,530  $  154,343  $  263,535  $  277,052  $  280,659
Operating expenses,
 including selling,
 general and
 administrative
 expenses...............      51,614      64,689     106,708     116,712     114,974
Amortization of program
 license rights.........       6,418      11,034      38,279      33,014      47,690
Depreciation and
 amortization...........      24,572      30,946      46,941      49,472      47,983
Corporate overhead......       3,348       4,344       7,150       7,860       8,227
Non-cash compensation
 paid in common
 stock(2)...............       1,167         848         967       1,146      19,102
Merger related costs....         --          --          --        1,444         --
                          ----------  ----------  ----------  ----------  ----------
Operating income........      35,411      42,482      63,490      67,404      42,683
Interest expense........      32,644      42,838      64,103      62,617      62,981
Other expenses (income),
 net....................         233      (1,261)        493         788       1,244
                          ----------  ----------  ----------  ----------  ----------
Net (loss) income before
 extraordinary Item.....       2,534         905      (1,106)      3,999     (21,542)
Extraordinary loss on
 extinguishment of
 debt...................      (9,125)        --       (9,243)        --          --
                          ----------  ----------  ----------  ----------  ----------
Net (loss) income.......  $   (6,591) $      905  $  (10,349) $    3,999  $  (21,542)
                          ==========  ==========  ==========  ==========  ==========
Basic net (loss) income
 per common share before
 extraordinary item.....  $     0.23  $     0.08  $    (0.08) $     0.28  $    (1.59)
Basic net (loss) income
 per common share.......  $    (0.61) $     0.08  $    (0.74) $     0.28  $    (1.59)
Basic shares used in
 earnings per share
 calculation............  10,838,972  11,379,298  13,989,969  14,147,522  13,588,108
Other Financial Data:
Cash flow provided by
 operating activities...  $   22,231  $   24,707  $   41,025  $   54,292  $   36,398
Cash flow used in
 investing activities...      (5,800)   (496,841)    (11,757)    (34,154)     (7,887)
Cash flow (used in)
 provided by financing
 activities.............     (19,310)    475,713     (34,621)    (21,127)    (26,222)
Payments for program
 license liabilities....       6,747      10,385      38,610      33,337      46,678
Broadcast cash flow(3)..      64,169      79,269     118,217     127,003     119,007
Broadcast cash flow
 margin.................        52.4%       51.4%       44.9%       45.8%       42.4%
Operating cash flow(4)..      60,821      74,926     111,067     119,143     110,780
Capital expenditures....  $    4,484  $    4,992  $    9,034  $    7,524  $    9,360
Balance Sheet Data (as
 of end of Period):
Total assets............  $  296,098  $  893,151  $  845,966  $  825,668  $  818,670
Long-term debt
 (including current
 portion)...............     297,993     678,927     657,672     658,224     650,510
Stockholders' (deficit)
 equity.................  $  (25,544) $   80,504  $   59,846  $   46,865  $   30,659

--------
(1) Net revenues are total revenues net of agency and national representation commissions.

(2) Represents non-cash charges for the issuance to key employees in 1996, 1997, 1998 and 1999 of shares of Class A Common Stock and in 1995 of shares of Class A Common Stock and below-market options to purchase shares of Class A Common Stock. In 1999, approximately $18.3 million relates to the extension of the expiration date of stock options granted in 1994 and 1995.

(3) "Broadcast cash flow" is defined, by the Company, as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation, merger related costs and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reimbursement or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4) "Operating cash flow" is defined, by the Company, as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and merger related costs less payments for program license liabilities. Other television broadcasting companies may measure operating cash flow in a different manner. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

   FORWARD-LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" AND "RESULTS OF OPERATIONS." FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES ON NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

   Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 65% of the 1999 annual gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. ("AYI"), a national advertising sales representative which was recently merged with the Company. The stations generally pay commissions to advertising agencies on local, regional and national advertising; on national advertising, the stations also pay commissions to AYI. Effective January 1, 1998, the commissions paid to AYI have been eliminated for consolidation purposes.

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

   The following table sets forth certain operating data for the years ended December 31, 1997, 1998 and 1999:

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
                                                     (dollars in thousands)
Operating Income.................................. $ 63,490  $ 67,404  $ 42,683
Add:
  Amortization of program license rights..........   38,279    33,014    47,690
  Depreciation and amortization...................   46,941    49,472    47,983
  Corporate overhead..............................    7,150     7,860     8,227
  Merger-relatedcosts.............................      --      1,444       --
  Non-cash compensation paid in common stock......      967     1,146    19,102
Less:
  Payments for program license liabilities........  (38,610)  (33,337)  (46,678)
                                                   --------  --------  --------
Broadcast Cash Flow............................... $118,217  $127,003  $119,007
                                                   ========  ========  ========

 Television Revenues

   Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                   Year Ended December 31,
                         -------------------------------------------------------
                              1997             1998                1999
                         ---------------  ------------------  ------------------
                          Amount     %     Amount        %     Amount        %
                         --------  -----  --------     -----  --------     -----
                                    (dollars in thousands)
Revenues
  Local................. $197,519   63.7% $199,177      62.1% $212,558      65.0%
  National..............   95,106   30.6    90,281      28.2    93,796      28.7
  Network compensation..   12,600    4.1    12,610       3.9    12,400       3.8
  Political.............    1,322    0.4    13,734       4.3     3,411       1.0
  Production and other..    3,725    1.2     4,848       1.5     5,027       1.5
    Total...............  310,272  100.0   320,650     100.0   327,192     100.0
Agency and sales
 representative
 Commissions............  (46,737) (15.1)  (43,598)(1) (13.6)  (46,533)(1) (14.2)
Net Revenues............ $263,535   84.9% $277,052      86.4% $280,659      85.8%

--------
(1) National sales commission paid to AYI eliminated for consolidation purposes were $6.4 million and $4.0 million for the years ended December 31, 1998 and 1999, respectively.

 Year Ended December 31, 1999 compared to Year Ended December 31, 1998.

   Net revenues for the year ended December 31, 1999 were $280.7 million, an increase of $3.6 million, or 1.3%, compared to $277.1 million for the year ended December 31, 1998. Improvements in various local market economies and the national economy led to increases in the Company's gross local revenues and gross national revenues of 6.7% and 3.9%, respectively, in 1999, compared to 1998. Political revenue for the year ended December 31, 1999 was $3.4 million, a decrease of $10.3 million from the year ended December 31, 1998. The decrease was attributable to 1998 being a national election year with many state and local elections, while 1999 had limited state and local elections.

   Operating expenses, including selling, general and administrative expenses for the year ended December 31, 1999 were $115.0 million, compared to $116.7 million, for the year ended December 31, 1998, a decrease of $1.7 million, or 1.5%. Cost control plans implemented at the stations accounted for most of this decrease.

   Amortization of program license rights for the year ended December 31, 1999 was $47.7 million, compared to $33.0 million for the year ended December 31, 1998, an increase of $14.7 million, or 44.5%. The Los Angeles Lakers and Clippers, two professional basketball teams, not playing in the fourth quarter of 1998 because of the National Basketball Association ("NBA") lockout accounted for approximately $12.3 million of the increase. The remaining increase was the result of increased costs related to syndicated programming.

   Depreciation of property and equipment and amortization of intangibles was $48.0 million for the year ended December 31, 1999, compared with $49.5 million for the comparable period in 1998, a decrease of $1.5 million or 3.0%. The decrease is primarily the result of intangible assets becoming fully amortized in 1998 and 1999 at stations acquired in 1988 and 1989.

   The Company made payments for program license liabilities of $46.7 million during the year ended December 31, 1999, compared to $33.3 million for the year ended December 31, 1998, an increase of $13.4 million or 40.2%. As stated above, in the amortization of program license rights, approximately $11.7 million is attributable to the NBA lockout. The remaining $1.7 million of the increase is the result of increases in costs for syndicated programming.

   Corporate overhead for the year ended December 31, 1999 was $8.2 million, compared to $7.9 million for the comparable period in 1998, an increase of $367, 000 or 4.7%. This increase was the result of increased personnel and administrative costs.

   Non-cash compensation was $19.1 million for the year ended December 31, 1999, compared to $1.1 million for the year ended December 31, 1998, an increase of $18.0 million. The Company recorded a non-cash compensation charge of $18.3 million in the third quarter of 1999 for extending the expiration date of stock options granted in 1994 and 1995.

   Interest expense for the year ended December 31, 1999 was $63.0 million, compared to $62.6 million for the same period in 1998, an increase of $364,000, or 0.6%. The increase is primarily attributable to higher interest rates.

   As a result of the factors discussed above, the Company's net loss was $21.5 million for the year ended December 31, 1999, compared with net income of $4.0 million for the same period in 1998, a decrease of $25.5 million.

   Broadcast cash flow for the year ended December 31, 1999 was $119.0 million, compared with $127.0 million for the year ended December 31, 1998, a decrease of $8.0 million, or 6.3%. Broadcast cash flow margins (broadcast cash flow divided by net revenues) for the year ended December 31, 1999 decreased to 42.4% from 45.8% for the same period in 1998. The decrease in broadcast cash flow and broadcast cash flow margins was attributable to the increased programming costs for the Lakers and Clippers.

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

 Liquidity and Capital Resources

   Cash provided by operations for the year ended December 31, 1999 was $36.4 million as compared to cash provided by operations of $54.3 million in 1998. Changes in the Company's net cash flows from operating activities are primarily the result of increases in accounts receivable and payments on program license liabilities during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

   The Company used cash in investing activities for the years ended December 31, 1999 and 1998 of $7.9 million and $34.2 million, respectively. The decrease in 1999 was primarily attributable to the $30 million initial rights fee payment to the Los Angeles Lakers in 1998 and the increased spending for capital expenditures of approximately $1.9 million.

   Cash used in financing activities for the years ended December 31, 1999 and 1998 was $26.2 million and $21.1 million, respectively. Financing activities for the year ended December 31, 1999 and 1998 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $12.3 million and $37.8 million, respectively. In the third quarter of 1998, the Company borrowed $30.0 million under the working capital facility for the Los Angeles Lakers payment. In 1999 and 1998, the Company repurchased 348,400 shares for $14.0 million and 552,800 shares for $19.5 million, respectively, of Class A Common Stock. In addition, in the third quarter of 1999, the Company purchased $5 million of its 10 1/8% Senior Subordinated Notes at 103 3/8.

   It is anticipated that the Company will be able to meet the working capital needs of the stations, principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes (the "Senior Subordinated Notes"), and to a lesser extent, capital expenditures from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

   On November 25, 1997, the Company's Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of five year revolving credit facility (the "Senior Credit Facility"). As of December 31, 1999, there was $79.0 million outstanding under the Senior Credit Facility.

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

   The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. Certain of these opportunities may result in extensive negotiations with the prospective seller. Other than the KRON-TV and BayTV Acquisition and the WKBT-TV sale, the Company does not presently have any agreements to acquire or sell any television stations. The KRON-TV and BayTV Acquisition will be accounted for as a purchase. See "Business-Acquisition Strategy."

Impact of Year 2000

 State of Readiness

   The Company evaluated the impact of the Year 2000 problem on its business and its ability to deliver its product to its viewers. The Year 2000 problem was the result of computer programs being written using two digits (rather than four) to define the applicable year. Various computer programs that had time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could have resulted in miscalculations or system failures.

   The evaluation included a review of its Year 2000 preparedness relative to its products and systems, accounting software and computer hardware. The Company also evaluated the potential Year 2000 impact as a result of its reliance on third parties that may have the Year 2000 problem embedded in software and hardware.

   The Company developed a plan to assess and handle the Year 2000 problem. The plan was as follows:

1.  Inventorying and assessing the impact on affected technology and systems;

2.  Developing solutions for affected technology and systems;

3.  Modifying or replacing affected technology and systems;

4.  Testing and verifying solutions; and

5.  Developing contingency plans.

 Costs

   Costs incurred directly related to addressing the Year 2000 problem were not material. Since the Company did not utilize outside consulting firms and utilized the employment resources within the Company to address the Year 2000 problem, the Company did not incur material costs in connection with becoming Year 2000 compliant.

 Contingency Plan

   The Company developed contingency plans to minimize the effect of any potential Year 2000 related disruptions. Virtually all of its stations had plans in effect for natural disasters in the event a station was not able to broadcast in the usual manner. The Company expanded these plans to include additional systems, software and equipment deemed to be critical to its broadcasts and business operations.

 Results

   The Company was not materially effected by any Year 2000 problems as of January 31, 2000. None of the Company's computer hardware and software experienced any material adverse effects, including signal interruption resulting from the Year 2000 conversion.

Income Taxes

   The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. The Company has $210 million of net operating loss ("NOL") carryforwards which are subject to annual limitations imposed by Internal Revenue Code Section 382. See Note 8 to Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   In June 1998, the Financial Accounting Standards Board issued Statement o f Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because the Company does not use derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data.

                   Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  36
Consolidated Balance Sheets as of December 31, 1998 and 1999.............  37
Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1998 and 1999.....................................................  38
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1998 and 1999........................................  39
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999.....................................................  40
Notes to Consolidated Financial Statements...............................  41
Schedule II--Valuation and Qualifying Accounts...........................  53

                         Report of Independent Auditors

Board of Directors and Stockholders
Young Broadcasting Inc.

   We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
February 7, 2000

                    Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                          December 31,
                                                   ----------------------------
                                                       1998           1999
                                                   -------------  -------------
Assets
Current assets:
  Cash and cash equivalents (Note 2).............  $     663,298  $   2,952,144
  Trade accounts receivable, less allowance for
   doubtful accounts of $2,012,000 in 1998 and
   $1,761,000 in 1999............................     53,835,994     65,062,866
  Current portion of loans receivable--officers
   (Note 11).....................................        530,892        375,310
  Current portion of program license rights
   (Notes 2 and 4)...............................     15,250,015     28,268,497
  Prepaid expenses...............................     10,845,065     13,718,474
                                                   -------------  -------------
    Total current assets.........................     81,125,264    110,377,291
Property and equipment, less accumulated
 depreciation and amortization of $122,757,235 in
 1998 and $144,394,626 in 1999 (Notes 2 and 10)..     96,736,970     88,102,344
Program license rights, excluding current portion
 (Notes 2 and 4).................................      1,987,123      1,171,438
Deposits and other assets........................     28,005,890     24,706,034
Loans receivable--officers, excluding current
 portion (Note 11)...............................        208,041            --
Broadcasting licenses and other intangibles, less
 accumulated amortization of $118,631,102 in 1998
 and $139,260,326 in 1999 (Note 2)...............    604,576,679    584,101,367
Deferred charges, less accumulated amortization
 of $10,508,840 in 1998 and $13,659,344 in 1999
 (Note 2)........................................     13,027,559     10,211,507
                                                   -------------  -------------
    Total assets.................................  $ 825,667,526  $ 818,669,981
                                                   =============  =============
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable.........................  $  14,571,552  $  20,545,231
  Accrued interest (Notes 5 and 6)...............     13,090,459     12,682,009
  Accrued expenses...............................      6,857,710      6,844,840
  Current installments of program license
   liability (Notes 2 and 4).....................     12,412,040     24,440,679
  Current installments of long-term debt (Note
   5)............................................        914,171            --
  Current installments of obligations under
   capital leases (Note 10)......................        491,666        923,567
                                                   -------------  -------------
    Total current liabilities....................     48,337,598     65,436,326
Program license liability, excluding current
 installments (Notes 2 and 4)....................      2,196,256      1,538,100
Long-term debt, excluding current installments
 (Note 5)........................................     85,000,000     79,000,000
Senior Subordinated Notes (Note 6)...............    570,000,000    565,000,000
Deferred tax liabilities (Note 8)................     71,450,273     71,450,273
Obligations under capital leases, excluding
 current installments (Note 10)..................      1,818,273      5,586,000
                                                   -------------  -------------
    Total liabilities............................    778,802,400    788,010,699
                                                   -------------  -------------
Stockholders' equity (Note 7):
  Class A Common Stock, $.001 par value.
   Authorized 20,000,000 shares; issued and
   outstanding 11,401,823 shares at 1998 and
   11,142,472 shares at 1999.....................         11,402         11,143
  Class B Common Stock, $.001 par value.
   Authorized 20,000,000 shares; issued and
   outstanding 2,408,447 shares at 1998 and
   2,351,251 shares at 1999......................          2,408          2,351
  Additional paid-in capital.....................    205,523,080    210,859,627
  Accumulated deficit............................   (158,671,764)  (180,213,839)
                                                   -------------  -------------
    Total stockholders' equity...................     46,865,126     30,659,282
                                                   -------------  -------------
    Total liabilities and stockholders' equity...  $ 825,667,526  $ 818,669,981
                                                   =============  =============

          See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
Net operating revenue................ $263,534,581  $277,051,669  $280,658,940
                                      ------------  ------------  ------------
Operating expenses...................   64,700,352    66,482,606    64,843,194
Amortization of program license
 rights..............................   38,279,226    33,013,564    47,689,774
Selling, general and administrative
 expenses............................   42,007,903    50,228,854    50,131,239
Depreciation and amortization........   46,940,592    49,471,437    47,983,723
Corporate overhead...................    7,150,096     7,860,031     8,226,577
Non-cash compensation (Notes 7 and
 9)..................................      967,112     1,146,335    19,101,560
Merger-related costs.................          --      1,444,588           --
                                      ------------  ------------  ------------
    Operating income.................   63,489,300    67,404,254    42,682,873
                                      ------------  ------------  ------------
Interest expense.....................  (64,102,237)  (62,617,274)  (62,980,836)
Other expenses, net..................     (493,331)     (787,951)   (1,244,112)
                                      ------------  ------------  ------------
                                       (64,595,568)  (63,405,225)  (64,224,948)
                                      ------------  ------------  ------------
Income (loss) before extraordinary
 item................................   (1,106,268)    3,999,029   (21,542,075)
Extraordinary loss on extinguishment
 of debt.............................   (9,243,128)          --            --
                                      ------------  ------------  ------------
    Net (loss) income................ $(10,349,396) $  3,999,029  $(21,542,075)
                                      ============  ============  ============
Income (loss) per common share:
Basic:
  Income (loss) before extraordinary
   item.............................. $       (.08) $        .28  $      (1.59)
  Extraordinary loss on
   extinguishment of debt............         (.66)          --            --
                                      ------------  ------------  ------------
    Net income (loss) per common
     share........................... $       (.74) $        .28  $      (1.59)
                                      ------------  ------------  ------------
    Weighted average shares..........   13,989,969    14,147,522    13,588,108
                                      ============  ============  ============
Diluted:
  Income (loss) before extraordinary
   item.............................. $       (.08) $        .27  $      (1.59)
  Extraordinary loss on
   extinguishment of debt............         (.66)          --            --
                                      ------------  ------------  ------------
    Net income (loss) per common
     share........................... $       (.74) $        .27  $      (1.59)
                                      ------------  ------------  ------------
    Weighted average shares..........   13,989,969    14,760,454    13,588,108
                                      ============  ============  ============


          See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations

                          Common Stock
                         ---------------   Additional                      Total
                                  Class     Paid-In      Accumulated   Stockholders'
                         Class A    B       Capital        Deficit        Equity
                         -------  ------  ------------  -------------  -------------
Balance at January 1,
 1997...................  12,209   2,022   233,190,382   (152,700,390)   80,504,223
  Contribution of shares
   into Company's
   defined contribution
   plan.................      53     --      1,574,958            --      1,575,011
  Exercise of stock
   options..............      23     --        454,227            --        454,250
  Repurchase and
   retirement of Class A
   Common Stock.........    (459)    --    (12,338,021)           --    (12,338,480)
  Conversion of Class B
   Common Stock to Class
   A Common Stock.......      25     (25)          --             --            --
  Net loss for 1997.....     --      --            --     (10,349,396)  (10,349,396)
                         -------  ------  ------------  -------------  ------------
Balance at December 31,
 1997...................  11,851   1,997   222,881,546   (163,049,786)   59,845,608
  Contribution of shares
   into Company's
   defined contribution
   plan.................      22     --      1,103,172            --      1,103,194
  Exercise of stock
   options..............      16     --        358,703            --        358,719
  Repurchase and
   retirement of Class A
   Common Stock.........    (552)    --    (19,488,610)           --    (19,489,162)
  Conversion of Class B
   Common Stock to Class
   A Common Stock.......      65     (65)          --             --            --
  Issuance of Class A
   Common Stock and
   repurchase of Class B
   Common Stock for the
   Adam Young Inc.
   merger...............     --      476       668,269        378,993     1,047,738
  Net income for 1998...     --      --            --       3,999,029     3,999,029
                         -------  ------  ------------  -------------  ------------
Balance at December 31,
 1998................... $11,402  $2,408  $205,523,080  $(158,671,764) $ 46,865,126
  Contribution of shares
   into Company's
   defined contribution
   plan.................      21     --        854,205            --        854,226
  Conversion of Class B
   Common Stock to Class
   A Common Stock.......      57     (57)          --             --            --
  Exercise of stock
   options..............      12     --        223,000            --        223,012
  Repurchase and
   retirement of Class A
   Common Stock.........    (349)    --    (14,031,241)           --    (14,031,590)
  Non-cash
   compensation.........     --      --     18,290,583            --     18,290,583
  Net loss for 1999.....     --      --            --     (21,542,075)  (21,542,075)
                         -------  ------  ------------  -------------  ------------
Balance at December 31,
 1999................... $11,143  $2,351  $210,859,627  $(180,213,839) $ 30,659,282
                         =======  ======  ============  =============  ============


          See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                              Year ended December 31,
                                      -----------------------------------------
                                          1997           1998          1999
                                      -------------  ------------  ------------
Operating activities:
Net (loss) income...................  $ (10,349,396) $  3,999,029  $(21,542,075)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization of
   property and equipment...........     19,522,619    23,998,934    23,985,741
  Amortization of program license
   rights...........................     38,279,226    33,013,564    47,689,774
  Amortization of broadcasting
   licenses, other intangibles and
   deferred charges.................     27,417,973    25,472,503    23,997,982
  Non-cash compensation paid in
   Common Stock.....................        967,112     1,146,335    19,101,560
  Non-cash interest expense on
   outstanding indebtedness.........        275,588       189,386        85,829
  Loss on disposal of fixed assets..        467,920        72,977       167,480
  Extraordinary loss on
   extinguishment of debt...........      9,243,128           --            --
  Deferred acquisition and debt
   refinancing costs incurred.......     (1,760,000)          --            --
  Payments on programming license
   liabilities......................    (38,609,618)  (33,336,886)  (46,678,348)
  Decrease (increase) in trade
   accounts receivable..............        480,554     7,571,176   (10,891,837)
  Increase in prepaid expenses......       (143,678)   (6,025,061)   (3,715,479)
  (Decrease) increase in trade
   accounts payable.................     (5,133,300)   (1,468,593)    4,575,414
  Increase (decrease) in accrued
   expenses.........................        366,933      (341,121)     (378,071)
                                      -------------  ------------  ------------
    Net cash provided by operating
     activities.....................     41,025,061    54,292,243    36,397,970
                                      -------------  ------------  ------------
Investing activities:
Capital expenditures................     (9,033,690)   (7,524,480)   (9,359,911)
(Increase) decrease in deposits and
 other assets.......................       (214,498)  (26,362,234)    1,625,139
Increase in broadcast licenses and
 other intangibles..................     (2,508,374)     (267,186)     (152,419)
                                      -------------  ------------  ------------
    Net cash used in investing
     activities.....................    (11,756,562)  (34,153,900)   (7,887,191)
                                      -------------  ------------  ------------
Financing activities:
Proceeds from issuance of public
 subordinated debt..................    200,000,000           --            --
Borrowings from working capital
 facility...........................            --     36,527,000     6,327,000
Principal payments on long term-
 debt...............................   (220,740,000)  (37,787,000)  (12,327,000)
Deferred acquisition and debt
 refinancing costs incurred.........     (1,206,520)      (64,871)     (552,705)
Repurchase of Senior Subordinated
 Notes..............................            --            --     (5,000,000)
Repurchase of Class A and Class C
 Common Stock.......................    (12,338,480)  (19,489,162)  (14,031,590)
Proceeds from exercise of options...        454,249       358,719       223,012
Principal payments under capital
 lease obligations..................       (790,064)     (672,159)     (860,650)
                                      -------------  ------------  ------------
    Net cash used in financing
     activities.....................    (34,620,815)  (21,127,473)  (26,221,933)
                                      -------------  ------------  ------------
Net (decrease) increase in cash.....     (5,352,316)     (989,130)    2,288,846
Cash and cash equivalents at
 beginning of year..................      7,004,744     1,652,428       663,298
                                      -------------  ------------  ------------
Cash and cash equivalents at end of
 year...............................  $   1,652,428  $    663,298  $  2,952,144
                                      =============  ============  ============
Supplemental disclosure of cash flow
 information........................
Interest paid.......................  $  63,930,212  $ 62,214,784  $ 62,315,437

          See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly-owned subsidiaries and three partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Major renewals and improvements are charged to the property and equipment accounts. Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

                    Young Broadcasting Inc. and Subsidiaries

   Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

                                                                     Estimated
   Classification                                                   Useful Lives
   --------------                                                   ------------
   Land improvements...............................................  5-19 years
   Buildings and building improvements.............................  5-40 years
   Broadcast equipment.............................................  3-10 years
   Office furniture, fixtures and other equipment..................   5-8 years
   Vehicles........................................................   3-5 years

   Property and equipment at December 31, 1998 and 1999 consist of the following:

                                                                1998     1999
                                                              -------- --------
                                                               (in thousands)
                                                              -----------------
   Land and land improvements................................ $  8,035 $  8,280
   Buildings and building improvements.......................   37,726   38,099
   Broadcast equipment.......................................  158,496  172,826
   Office furniture, fixtures and other equipment............   10,702    8,222
   Vehicles..................................................    4,535    5,070
                                                              -------- --------
                                                              $219,494 $232,497
                                                              ======== ========

 Broadcasting Licenses and Other Intangibles

   Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals. Intangible assets are amortized over varying periods, not exceeding 40 years. It is the Company's policy to account for broadcasting licenses and other intangibles at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of broadcasting licenses and other intangibles of the Company and its subsidiaries, management assesses the carrying value of the broadcasting licenses and other intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that the broadcasting licenses and other intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of the broadcasting licenses and other intangibles would be reduced to estimated fair value.

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

                    Young Broadcasting Inc. and Subsidiaries

 Barter Arrangements

   The Company, in the ordinary course of business, provides advertising air time to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment amounted to approximately $681,000, $203,000 and $228,000 in 1997, 1998 and 1999, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 1998 and 1999, of $2.5 million and $2.7 million, respectively.

 Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return and separate state tax returns. In addition, partnership returns are filed for its three general partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return. The future utilization of a significant portion of the Company's net operating losses for federal income tax purposes is subject to an annual limitation (see Note 8).

3. Acquisition and Pending Sale of Stations

   On November 16, 1999, the Company entered into an agreement to acquire KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from the Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company will pay CPC $650 million in cash plus up to approximately 3.9 million shares of the Company's Class A Common Stock, subject to adjustment. This acquisition will be accounted for as a purchase and is expected to close sometime in the second or third quarter of 2000.

   On September 30, 1999, the Company entered into an agreement with Television Wisconsin, Inc. of Madison, Wisconsin, to sell WKBT-TV in LaCrosse, Wisconsin for approximately $24.5 million. The operating results of WKBT are included in the Company's consolidated results of operations.

   The following unaudited pro forma information gives effect to the acquisition of KRON and BayTV as if it had been effected on January 1, 1999. The pro forma information for the year ended December 31, 1999 does not purport to represent what the Company's results of operation would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

                                                  Actual           Pro Forma
                                             December 31, 1999 December 31, 1999
                                             ----------------- -----------------
                                                   (dollars in thousands,
                                                   except per share data)
Net operating revenue.......................     $280,659          $410,809
Operating income............................       42,683            69,450
Net loss....................................     $(21,542)         $(54,271)
Basic loss per common share.................     $  (1.59)         $  (3.11)

   The Company did not include estimated cost savings relating to, among other things labor, benefits, programming costs, National representation fees, advertising, promotion and other costs of approximately $16.0 million in the table above. If such cost savings had been included, the adjusted Pro Forma Operating income for December 31, 1999 would have been $85.5 million.

4. Program License Rights and Liability

   The Company entered into agreements for program license rights which became available in 1998 and 1999 of approximately $28.9 million and $59.7 million, respectively.

                    Young Broadcasting Inc. and Subsidiaries

   On June 16, 1998, the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the seven year deal, KCAL-TV, Los Angeles, California, a wholly-owned subsidiary of the Company, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV obtained the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30 million on August 14, 1998, which was recorded as a deposit in the accompanying consolidated financial statements. The Company will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

   The unpaid program license liability, which is reflected in the December 31, 1999 balance sheet, is payable during each of the years subsequent to 1999 as follows: 2000, $24.4 million; 2001, $997,000; $449,000 in 2002; and $91,000 in
2003.

   The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $19.8 million at December 31, 1999.

5. Long-Term Debt

   Long-term debt (excluding Senior Subordinated Notes) at December 31, 1998 and 1999 consisted of the following:

                                                           1998        1999
                                                        ----------- -----------
                                                        (dollars in thousands)
Senior Credit Facility.................................     $85,000     $79,000
Nationwide Seller Note.................................         914         --
                                                        ----------- -----------
  Total long-term debt.................................      85,914      79,000
Less:
  Scheduled current maturities.........................         914         --
                                                        ----------- -----------
Long-term debt excluding all current installments......     $85,000     $79,000
                                                        =========== ===========

   At December 31, 1999, the Company had outstanding borrowings of $79.0 million under the Revolver, which approximates its fair value as its interest rate floats with market conditions. The Company pays an annual commitment fee of 0.375% of the unused commitment.

   The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the bank's base rate, London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a floating percentage on borrowings under the Revolver tied to the interest rate option and the Company's ratio of total debt to operating cash flow, ranging from 0.75% based upon a ratio under 4:1 to 2.00% based upon a 6:1 or greater ratio. For the year ended December 31, 1999, this floating percentage was 1.75%. At December 31, 1999, the effective interest rate for amounts outstanding under the Senior Credit Facility was 8.07%.

   The Senior Credit Facility contains, among other things, limitations on dividends and investments, and requires the Company to maintain certain financial ratios. At December 31, 1999, the Company was in compliance with all such covenants. The Senior Credit Facility is secured by a pledge of all the stock of the Company's subsidiaries and a first priority lien on substantially all of the assets of the Company. Each of the Company's subsidiaries guarantee the obligations under the Senior Credit Facility.

                    Young Broadcasting Inc. and Subsidiaries

6. Senior Subordinated Notes

   Senior Subordinated Notes at December 31, 1998 and 1999 consisted of the following:

                                                                 1998     1999
                                                               -------- --------
                                                                (in thousands)
11.75% Senior Subordinated Notes.............................. $120,000 $120,000
10.125% Senior Subordinated Notes.............................  125,000  120,000
9% Senior Subordinated Notes..................................  125,000  125,000
8.75% Senior Subordinated Notes...............................  200,000  200,000
                                                               -------- --------
  Total Senior Subordinated Notes............................. $570,000 $565,000
                                                               ======== ========

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

   On June 12, 1995, the Company issued 10 1/8% Senior Subordinated Notes due 2005 with an aggregate principal amount of $125.0 million (the "June 1995 Notes"). Interest on the June 1995 Notes is payable semi-annually on February 15 and August 15. 1995. The June 1995 Notes are redeemable, in whole or in part, at the option of the Company on or after February 15, 2000, at the redemption prices set forth in the Indenture pursuant to which the June 1995 Notes were issued plus accrued interest to the date of redemption. On August 17, 1999, the Company purchased $5 million of outstanding 10 1/8% Senior Subordinated Notes through JP Morgan Securities at 103 3/8 or $5.2 million.

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

   Upon a change of control, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at a price equal to 101% of their principal amount plus accrued interest to the

                    Young Broadcasting Inc. and Subsidiaries date of repurchase. In addition, the Company will be obligated to offer to repurchase Notes at 100% of their principal amount plus accrued interest to the date of repurchase in the event of certain asset sales.

   At December 31, 1999, the November 1994 Notes, June 1995 Notes, January 1996 Notes, and the June 1997 Notes were trading in the public market with ask prices of 104.4, 102.0, 96.0 and 95.0, respectively.

7. Stockholders' Equity

 Common Stock

   The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C which are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 1999, there were no holders of Class C Common Stock outstanding.

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

   The Company regularly contributed Class A Common Stock into its defined contribution plan (see Note 9) for the years ended 1997, 1998, and 1999.

 Stock Option Plans

   On May 22, 1995, the Company adopted the Young Broadcasting Inc. 1995 Stock Option Plan ("1995 Stock Option Plan").

   The 1995 Stock Option Plan was adopted to provide incentives for independent directors, officers and employees. It may be administered by either the entire Board of Directors of the Company or a committee consisting of two or more members of the Board, each of whom is a non-employee director. The Board of Directors or committee, as the case may be, is to determine, among other things, the recipients of grants,

                    Young Broadcasting Inc. and Subsidiaries whether a grant will consist of incentive stock options ("ISOs"), non-qualified stock options or stock appreciation rights ("SARs") (in tandem with an option or free-standing) or a combination thereof, and the number of shares to be subject to such options. ISOs may be granted only to officers and key employees of the Company and its subsidiaries. Non-qualified stock options and SARs may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company.

   The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 2,300,000. As of December 31, 1999, non-qualified and incentive stock options for an aggregate of 1,858,353 shares at various prices from $19.75 to $61.20 have been granted to various individuals, including various executive officers. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

   On August 3, 1999, the Board of Directors extended the expiration date of 596,188 stock options issued in 1994 and 1995 to directors, officers and employees. The original option agreements were to expire in 1999 and 2000. The new option agreements are extended by ten years until 2009. As a result of this modification to these stock option agreements, the Company recorded a non-cash compensation charge of $18.3 million in the third quarter of 1999.

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

   Under the 1995 Stock Option Plan for the year ended December 31, 1999, independent directors, officers and employees were not granted options to purchase the Company's stock at less than the fair market value on the date of the option grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1997, 1998, and 1999 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:

                                                      1997     1998    1999
                                                    --------  ------ --------
                                                     (dollars in thousands,
                                                     except per share data)
   Net (loss) income--as reported.................. $(10,349) $3,999 $(21,542)
   Net (loss) income--pro forma.................... $(12,531) $1,048 $(23,892)
   Net (loss) income per basic common share--as
    reported....................................... $  (0.74) $ 0.28 $  (1.59)
   Net (loss) income per basic common share--pro
    forma.......................................... $  (0.90) $ 0.07 $  (1.76)

                    Young Broadcasting Inc. and Subsidiaries

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

   Expected dividend yield..............................................      0%
   Expected stock price volatility......................................     25%
   Risk-free interest rate:
     1997...............................................................   5.80%
     1998...............................................................   5.04%
     1999...............................................................   6.66%
   Expected life of options............................................. 5 years

   The weighted average fair value of options granted during 1997, 1998, and 1999 was $11.58, $14.20 and $17.19 respectively.

   Changes during 1997, 1998 and 1999 in stock options are summarized below:

                                                  Stock Options Weighted Average
                                                   Outstanding   Exercise Price
                                                  ------------- ----------------
Outstanding at January 1, 1997...................   1,115,788        $24.45
  Granted........................................     246,657         36.16
  Granted........................................      13,790         39.88
  Exercised......................................     (23,000)        19.81
                                                    ---------        ------
Outstanding at December 31, 1997.................   1,353,235         26.83
  Granted........................................     130,792         26.83
  Exercised......................................     (16,750)        21.42
  Forfeited......................................      (2,907)        33.67
                                                    ---------        ------
Outstanding at December 31, 1998.................   1,464,370        $28.25
  Granted........................................     405,500         25.18
  Exercised......................................     (10,987)        20.29
  Forfeited......................................        (530)        41.71
                                                    ---------        ------
Outstanding at December 31, 1999.................   1,858,353        $27.59
                                                    =========        ======

   Options for 775,563 shares, 920,755 shares, and 1,200,633 shares were exercisable at December 31, 1997, 1998, and 1999, respectively.

                         Options Outstanding           Options Exercisable
                 ----------------------------------- -----------------------
                                 Weighted
                     Number       Average   Weighted     Number     Weighted
                 Outstanding at  Remaining  Average  Exercisable at Average
   Range of       December 31,  Contractual Exercise  December 31,  Exercise
Exercise Prices       1999         Life      Price        1999       Price
---------------  -------------- ----------- -------- -------------- --------
$19.75-$21.73        589,564        9.5      19.80       589,564     19.80
$24.50-$26.95        395,500        8.8      24.63        98,880     24.70
$28.00-$33.83        513,850        7.0      30.74       358,853     30.77
$34.00-$39.875       237,447        7.7      36.58       113,014     36.59
$43.50-$61.20        121,992        8.3      44.25        40,322     45.76
                   ---------       ----      -----     ---------     -----
                   1,858,353       7.75      27.59     1,200,633     25.92
                   =========       ====      =====     =========     =====

                    Young Broadcasting Inc. and Subsidiaries

   At December 31, 1999, the Company has reserved 51,392 shares of its Class A Common Stock and 1,806,961 shares of Class B Common Stock in connection with stock options.

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

   During February and June 1999, the Company repurchased 348,400 shares of its Class A Common Stock in open market purchases pursuant to a stock repurchase program for an aggregate price of approximately $14.0 million.

8. Income Taxes

   At December 31, 1999, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $210.0 million expiring at various dates through 2019. The availability of NOL carryforwards to offset future income is subject to annual limitations imposed by Internal Revenue Code
Section 382 as a result of successive ownership changes.

   These limitations are summarized as follows:

   NOL Carryforwards   Annual Usage Limitation
   -----------------   -----------------------
    $129 million            $ 8.9 million
      54 million            $20.9 million
      27 million              No limit
   ---------------
    $210 million
   ---------------
   ---------------

   The amount of NOL carryforwards available to offset income in 1999 is approximately $73.0 million based upon carryforwards of annual limitations and NOLs with no limitations. To the extent that an annual NOL limitation is not used, it carries and accumulates forward to future years.

                    Young Broadcasting Inc. and Subsidiaries

   Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                        1998          1999
                                                    ------------  ------------
Deferred Tax Assets:
  Stock Option Compensation Accrued................ $        --   $  7,640,624
  Accounts Receivable..............................      804,800       812,805
  Other............................................       58,392        58,392
  Net Operating Loss Carryforwards.................   83,467,477    84,802,263
  Less: Valuation Allowance for Deferred Tax
   Assets..........................................  (51,249,179)  (59,517,704)
                                                    ------------  ------------
    Total Deferred Tax Assets......................   33,081,490    33,796,380
                                                    ------------  ------------
Deferred Tax Liabilities:
  Fixed Assets.....................................    6,155,957     1,708,512
  Intangibles......................................   98,326,225   103,488,560
  Other............................................       49,581        49,581
                                                    ------------  ------------
    Total Deferred Tax Liabilities.................  104,531,763   105,246,653
                                                    ------------  ------------
    Net Deferred Tax Liability.....................  (71,450,273)  (71,450,273)
                                                    ============  ============

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

   For the years ended December 31, 1997, 1998 and 1999, the Company paid and accrued matching contributions (30,817; 25,243 and 21,545 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to $967,000, $1,146,000 and $811,000, respectively. The Company effected such contributions by issuing shares on a quarterly basis. The fourth quarter of 1999 was issued on January 10, 2000.

10. Commitments and Contingencies

   The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 1998 and 1999, the net amount of property and equipment recorded under capital leases was $531,000 and $5,691,000, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

   The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

                    Young Broadcasting Inc. and Subsidiaries

   Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 1999 are as follows:

                                                 Capital Leases Operating Leases
                                                 -------------- ----------------
                                                     (dollars in thousands)
   Year ending December 31:
   2000.........................................     $  924         $ 4,522
   2001.........................................        989           4,424
   2002.........................................      1,016           3,135
   2003.........................................      1,051           2,987
   2004.........................................      1,854           2,476
   Thereafter...................................        676           3,857
                                                     ------         -------
     Total minimum lease payments...............     $6,510         $21,401
                                                     ======         =======

11. Related Party Transactions

   The aggregate amount of loans outstanding, made to certain executive officers and other employees of the Company, including accrued interest at December 31, 1999 was approximately $375,000. The principal amount of the loans will bear interest, payable annually, at the rate of 7.21%.

   On November 8, 1995, the Board of Directors approved a loan forgiveness program (the "Loan Forgiveness Program") for the payment that was due on November 15, 1995 and the payments due in subsequent years. Under this program, participants who choose to participate will have their annual installments forgiven over the year following the scheduled payment date at the rate of one-twelfth per month, as long as the employee continues to be employed by the Company.

12. Quarterly Financial Data (Unaudited)

   The following summarizes the Company's results of operations for each quarter of 1999 and 1998 (in thousands, except per share amounts). The (loss) income per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly (loss) income per common share amounts may not equal the (loss) income per common share for the year.

                             First         Second       Third         Fourth
                            Quarter       Quarter      Quarter       Quarter
                          ------------  ------------ ------------  ------------
                           (dollars in thousands, except per share amounts)
1999
  Net revenues........... $     63,247  $     73,704 $     64,190  $     79,518
  Operating income
   (loss)................        8,192        18,512       (5,380)       21,359
  Net (loss) income......       (7,743)        2,606      (21,607)        5,202
  Net (loss) income per
   common share:
    Basic................ $      (0.56) $       0.19 $      (1.60) $       0.39
    Diluted.............. $      (0.56) $       0.18 $      (1.60) $       0.39
1998
  Net revenues........... $     64,581  $     77,246 $     62,944  $     72,281
  Operating income.......        8,615        23,114       12,822        22,853
  Net (loss) income......       (7,335)        7,809       (3,452)        6,977
  Net (loss) income per
   common share:
    Basic................ $      (0.52) $       0.54 $      (0.24) $       0.51
    Diluted.............. $      (0.52) $       0.52 $      (0.24) $       0.49

   Quarterly depreciation and amortization is provided based on estimates.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                            YOUNG BROADCASTING INC.

        Column A          Column B            Column C             Column D     Column E
        --------         ---------- ---------------------------- ------------- ----------
                                                          Additions
                                               -------------------------------
                         Balance at Charged to                                 Balance at
                         Beginning  Costs and     Charged to                     End of
       Description       of Period   Expenses  Other Accounts(1) Deductions(2)   Period
       -----------       ---------- ---------- ----------------- ------------- ----------
Year ended December 31,
 1997
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts............. $2,210,000  323,000           --           661,000    $1,872,000

Year ended December 31,
 1998:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts............. $1,872,000  488,000        52,000          400,000    $2,012,000

Year ended December 31,
 1999
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts............. $2,012,000  377,000           --           628,000    $1,761,000

--------
(1)   Amount relates to merger of Adam Young Inc.

(2)   Write-off of uncollectible accounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" at the end of Part I hereof and in "Proposal to Elect Directors" and "Young's Directors and Executive Officers" in the Company's Joint Proxy Statement/Prospectus relating to the Special Meeting in lieu of the 2000 Annual Meeting of Stockholders included as part of the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 25, 2000 (the "2000 Proxy Statement"), which is incorporated herein by this reference.

Item 11. Executive Compensation.

   Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information called for by Item 12 is set forth under the heading "Young's Principal Stockholders" in the 2000 Proxy Statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

   Information called for by Item 13 is set forth under the heading "Certain Transactions" in the 2000 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 35 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

   (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                    EXHIBITS

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
  2.1    Agreement and Plan of Merger, dated as of November 15, 1999, among
         Young Broadcasting Inc. and the Chronicle Publishing Company+
  3.1(a) Restated Certificate of Incorporation of the Company*
  3.1(b) Certificate of Amendment to Restated Certificate of Incorporation of
         the Company**
  3.1(c) Certificate of Amendment to Restated Certificate of Incorporation of
         the Company***
  3.2    Second Amended and Restated By-laws of the Company*
  3.3    Certificate of Incorporation of Young Broadcasting of La Crosse, Inc.*
  3.4    By-laws of Young Broadcasting of La Crosse, Inc.*
  3.5    Certificate of Incorporation of Young Broadcasting of Lansing, Inc.*
  3.6    By-laws of Young Broadcasting of Lansing, Inc.*
  3.7    Certificate of Incorporation of Young Broadcasting of Albany, Inc.*
  3.8    By-laws of Young Broadcasting of Albany, Inc.*
  3.9    Certificate of Incorporation of Winnebago Television Corporation*
  3.10   By-laws of Winnebago Television Corporation*
  3.11   Certificate of Incorporation of Young Broadcasting of Nashville, Inc.*
  3.12   By-laws of Young Broadcasting of Nashville, Inc.*
  3.13   Certificate of Incorporation of YBT, Inc.*
  3.14   By-laws of YBT, Inc.*
  3.15   Certificate of Limited Partnership of WKRN, L.P.*
  3.16   Agreement of Limited Partnership of WKRN, L.P.*
  3.17   Certificate of Incorporation of Young Broadcasting of Louisiana, Inc.*
  3.18   By-laws of Young Broadcasting of Louisiana, Inc.*
  3.19   Certificate of Incorporation of LAT, Inc.*
  3.20   By-laws of LAT, Inc.*
  3.21   Certificate of Limited Partnership of KLFY, L.P.*
  3.22   Agreement of Limited Partnership of KLFY, L.P.*
  3.23   Certificate of Incorporation of Young Broadcasting of Knoxville, Inc.*

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
  3.24   By-laws of Young Broadcasting of Knoxville, Inc.*
  3.25   Certificate of Incorporation of YBK, Inc.*
  3.26   By-laws of YBK, Inc.*
  3.27   Certificate of Limited Partnership of WATE, L.P.*
  3.28   Agreement of Limited Partnership of WATE, L.P.*
  3.29   Certificate of Incorporation of Young Broadcasting of Richmond, Inc.*
  3.30   By-laws of Young Broadcasting of Richmond, Inc.*
  3.31   Certificate of Incorporation of Young Broadcasting of Green Bay, Inc.*
  3.32   By-laws of Young Broadcasting of Green Bay, Inc.*
  3.33   Certificate of Incorporation of Young Broadcasting of Davenport,
         Inc.**
  3.34   By-laws of Young Broadcasting of Davenport, Inc.**
  3.35   Certificate of Incorporation of Young Broadcasting of Sioux Falls,
         Inc.****
  3.36   By-laws of Young Broadcasting of Sioux Falls, Inc.****
  3.37   Certificate of Incorporation of Young Broadcasting of Rapid City,
         Inc.****
  3.38   By-laws of Young Broadcasting of Rapid City, Inc.****
  3.39   Certificate of Incorporation of Young Broadcasting of Los Angeles,
         Inc.****
  3.40   By-laws of Young Broadcasting of Los Angeles, Inc.****
  3.41   Certificate of Incorporation of Fidelity Television, Inc.****
  3.42   By-laws of Fidelity Television, Inc.****
  9.1(a) Voting Trust Agreement, dated July 1, 1991, between Adam Young, and
         Vincent Young and Richard Young as trustees*
  9.1(b) Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement*
  9.1(c) Amendment No. 2, dated as of April 12, 1995, to Voting Trust
         Agreement**
  9.1(d) Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement**
  9.1(e) Amendment No. 4, dated as of September 11, 1996, to Voting Trust
         Agreement****
  9.1(f) Amendment No. 5, dated as of January 21, 1997, to Voting Trust
         Agreement****
  9.1(g) Voting Trust Agreement, dated October 1, 1996, between Adam Young, and
         Vincent Young as trustee****
 10.1    Subscription and Shareholders Agreement, dated May 26, 1988, between the Company and Ronald J. Kwasnick*
 10.2(a) Employment Agreement, dated as of March 1, 1993, between the Company and James A. Morgan*
 10.2(b) Amendment, dated as of March 27, 1995, effective as of February 15,
         1995, to Employment Agreement, dated as of March 1, 1993, between the
         Company and James A. Morgan*****
 10.3    Operating Agreement, dated December 29, 1989, between WKRN, L.P. and
         Young Broadcasting of Nashville, Inc.*

 Exhibit
  Number                           Exhibit Description
 -------                           -------------------
 10.4     Operating Agreement, dated December 29, 1989, between KLFY, L.P. and
          Young Broadcasting of Louisiana, Inc.*
 10.5     Operating Agreement between WATE, L.P. and Young Broadcasting of
          Knoxville, Inc.*
 10.6     Agreement, dated July 1, 1991, between Adam Young Inc. and Young
          Broadcasting of Albany, Inc. (Agreement filed hereunder is representative of five other substantially similar agreements. See
          Schedule filed with this Exhibit)*
 10.7     Affiliation Agreements, each dated October 10, 1994, between Young
          Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)*
 10.8     Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and
          ABC*
 10.9     Affiliation Agreement, dated September 19, 1994, between Young
          Broadcasting of La Crosse, Inc. and CBS*
 10.10    Affiliation Agreement, dated September 19, 1994, between KLFY, L.P.
          and CBS*
 10.11    Affiliation Agreement, dated May 17, 1995, between Winnebago
          Television Corporation and ABC**
 10.12    Affiliation Agreement, dated September 19, 1994, between Young
          Broadcasting of Lansing, Inc. and CBS*
 10.13    Affiliation Agreement, dated October 10, 1994, between Young
          Broadcasting of Richmond, Inc. and ABC*
 10.14    Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and
          ABC*
 10.15    Affiliation Agreement, dated October 10, 1994, between Young
          Broadcasting of Green Bay, Inc. and ABC*
 10.16    Affiliation Agreement, dated February 3, 1995, between Broad Street
          Television, L.P. and NBC**
 10.17    Affiliation Agreement, dated April 3, 1996, between Young
          Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation
          Agreements (satellite), each dated April 3, 1996, between Young
          Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and
          Affiliation Agreement, dated April 3, 1996, between Young
          Broadcasting of Rapid City, Inc. and CBS (KCLO)******
 10.18(a) Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company*
 10.18(b) First Amendment to Lease, dated January 14, 1997****
 10.19(a) Master Equipment Lease Agreement, dated May 31, 1990, between First
          Chicago Leasing Corporation and Young Broadcasting of Albany, Inc.*
 10.19(b) Lease Supplement No. 1, dated May 31, 1990*
 10.19(c) Lease Supplement No. 2, dated August 24, 1990*
 10.19(d) Guaranty of the Company*
 10.20(a) Master Equipment Lease Agreement, dated May 31, 1990, between First
          Chicago Leasing Corporation and Young Broadcasting of Nashville,
          Inc.*
 10.20(b) Supplement No. 1, dated May 31, 1990*
 10.20(c) Supplement No. 2, dated August 24, 1990*
 10.20(d) Guaranty of the Company*
 10.21    Credit Agreement for the Senior Credit Facility********

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
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

--------
       + Filed as Annex A to the Joint Proxy Statement/Prospectus included as part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 filed with the SEC on February 25, 2000 and incorporated herein by reference.
       * Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.

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

                                          YOUNG BROADCASTING INC.

   Date: February 22, 2000
                                          By  /s/ Vincent J. Young
                                          _____________________________________
                                                    Vincent J. Young
                                                        Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


  /s/ Vincent J. Young               Chairman and Director         February 22, 2000
____________________________________ (principal executive
   Vincent J. Young                  officer)



  /s/ Adam Young                     Treasurer and Director        February 22, 2000
____________________________________
   Adam Young



  /s/ James A. Morgan                Executive Vice President,     February 22, 2000
____________________________________ Chief Financial Officer
   James A. Morgan                   (principal financial officer
                                     and principal accounting
                                     officer) and Director



  /s/ Ronald J. Kwasnick             President and Director        February 22, 2000
____________________________________
   Ronald J. Kwasnick



  /s/ Bernard F. Curry               Director                      February 22, 2000
____________________________________
   Bernard F. Curry



  /s/ Alfred J. Hickey, Jr.          Director                      February 22, 2000
____________________________________
   Alfred J. Hickey, Jr.



  /s/ Leif Lomo                      Director                      February 22, 2000
____________________________________
   Leif Lomo

             Signature                           Title                    Date
             ---------                           -----                    ----


  /s/ Robert L. Winikoff             Director                      February 22, 2000
____________________________________
   Robert L. Winikoff



  /s/ David C. Lee                   Director                      February 22, 2000
____________________________________
   David C. Lee