Form 10-Q
period 2000-03-31
YOUNG BROADCASTING INC /DE/
filed 2000-05-10
CIK 929144

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended                       Commission file number:
        March 31, 2000                                       0-25042


                            YOUNG BROADCASTING INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                         13-3339681
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

                                Yes  X   No____
                                    ----

                         ____________________________

          Number of shares of  Common Stock outstanding as of April 30, 2000:
11,229,529 shares of Class A Common Stock, and 2,292,637 shares of Class B Common Stock.

=============================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               Table of Contents

Part I.                                                                                       Page
                                                                                              ----
     Item 1. Financial Statements.

               Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000.....     2


               Consolidated Statements of Operations for the Three Months Ended
               March 31, 1999 and 2000....................................................     3

               Consolidated Statements of Stockholders' Equity for the Ended
               Months Ended March 31, 2000................................................     4

               Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 1999 and 2000....................................................     5

               Notes to Consolidated Financial Statements.................................     6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................     7

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk..................    13

Part II.

     Item 6.   Exhibits and Reports on Form 8-K...........................................    14

Signatures................................................................................    15

Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                       December 31,           March 31,
                                                                                          1999*                  2000
                                                                                  -----------------------------------------
Assets                                                                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                                           $       2,952,144       $    1,607,404
 Trade accounts receivable, less allowance for doubtful accounts of
  $1,761,000 in 1999 and $1,750,000 in 2000                                                 65,438,176           55,733,689
 Current portion of program license rights                                                  28,268,497           12,171,163
 Prepaid expenses                                                                            5,618,444            5,746,746
                                                                                  -----------------------------------------
Total current assets                                                                       102,277,261           75,259,002
                                                                                  -----------------------------------------

Property and equipment, less accumulated depreciation and amortization of
 $144,394,626 in 1999 and $139,304,720 in 2000                                              88,102,344           83,162,654
Program license rights, excluding current portion                                            1,171,438              971,582
Deposits and other assets                                                                   32,806,064           33,773,186
Broadcasting licenses and other intangibles, less accumulated amortization of
 $139,260,326 in 1999 and $135,611,919 in 2000                                             584,101,367          573,044,628
Deferred charges less accumulated amortization of $13,659,344 in 1999 and
 $14,489,733 in 2000                                                                        10,211,507           10,014,378
                                                                                  -----------------------------------------
Total Assets                                                                         $     818,669,981       $  776,225,430
                                                                                  =========================================

Liabilities and stockholders' equity

Current liabilities:
 Trade accounts payable                                                              $      20,545,231       $   15,924,211
 Accrued expenses                                                                           19,526,849           21,637,936
 Current installments of program license liability                                          24,440,679           10,263,531
 Current installments of obligations under capital leases                                      923,567              909,910
                                                                                  -----------------------------------------
Total current liabilities                                                                   65,436,326           48,735,588

Program license liability, excluding current installments                                    1,538,100            1,232,255
Long-term debt                                                                             644,000,000          608,408,000
Deferred taxes and other liabilities                                                        77,036,273           76,886,815
                                                                                  -----------------------------------------
Total liabilities                                                                          788,010,699          735,262,658
                                                                                  -----------------------------------------

Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued
  and outstanding 11,142,472 shares at 1999 and 11,211,699 at 2000                              11,143               11,212
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued
  and outstanding 2,351,251 shares at 1999 and 2,292,637 at 2000                                 2,351                2,292
 Additional paid-in capital                                                                210,859,627          211,277,980
 Accumulated deficit                                                                      (180,213,839)        (170,328,712)
                                                                                  -----------------------------------------
Total stockholders' equity                                                                  30,659,282           40,962,772
                                                                                  -----------------------------------------
Total liabilities and stockholders' equity                                           $     818,669,981       $  776,225,430
                                                                                  =========================================

*Derived from the audited financial statements for the year ended December 31, 1999

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                             Three Months ended March 31,
                                                                                 1999            2000
                                                                         -------------------------------------
Net operating revenue                                                          $ 63,246,731       $ 72,163,890
                                                                         -------------------------------------

Operating expenses                                                               15,942,019         16,558,206
Amortization of program license rights                                           12,196,918         16,359,207
Selling, general and administrative expenses                                     12,667,354         13,881,892
Depreciation and amortization                                                    11,874,681         10,865,820
Corporate overhead                                                                2,062,707          2,494,084
Non-cash compensation                                                               310,817            338,770
                                                                         -------------------------------------
Operating income                                                                  8,192,235         11,665,911
                                                                         -------------------------------------

Interest income                                                                      26,838             47,140
Interest expense                                                                (15,673,596)       (15,567,366)
Gain on the sale of station                                                               -         15,650,704
Other expense, net                                                                 (288,373)          (411,262)
                                                                         -------------------------------------
                                                                                (15,935,131)          (280,784)
                                                                         -------------------------------------

Income (loss) before provision for income taxes                                $ (7,742,896)      $ 11,385,127
Provision for income taxes                                                                -          1,500,000
                                                                         -------------------------------------
Net (loss) income                                                              $ (7,742,896)      $  9,885,127
                                                                         =====================================

Net (loss) income per common share-basic                                       $      (0.56)      $       0.73
                                                                         =====================================

Net (loss) income per common share-diluted                                     $      (0.56)      $       0.71
                                                                         =====================================

Weighted average shares-basic                                                    13,746,338         13,501,943
                                                                         =====================================

Weighted average shares-diluted                                                  13,746,338         13,881,133
                                                                         =====================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                           Additional                           Total
                                                      Common Stock          Paid-In        Accumulated      Stockholders'
                                                 --------------------
                                                   Class A    Class B       Capital          Deficit           Equity
                                                 ---------- -----------   -----------    -------------       ----------
Balance at December 31, 1999...................    $11,143     $2,351     $210,859,627    $(180,213,839)      $30,659,282

    Contribution of shares into Company's
      Defined contribution plan................          4          -          225,059                -           225,063

    Conversion of Class B Common Stock
      to Class A Common Stock.................          59        (59)               -                -                 -

    Exercise of stock options..................          6          -          193,294                -           193,300

    Net income for the three months ended March
      31, 2000................................           -          -                -        9,885,127         9,885,127
                                                   -------     ------     ------------    -------------      -------------
Balance at March 31, 2000.....................     $11,212     $2,292     $211,277,980    $(170,328,712)      $40,962,772
                                                   =======     ======     ============    =============       ===========

See accompanying notes to consolidated financial statements

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Three Months ended March 31,
                                                                                    1999           2000
                                                                        -----------------------------------------
Operating activities
Net (loss) income                                                              $ (7,742,896)         $  9,885,127
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                         5,910,148             5,105,128
  Amortization of program license rights                                         12,196,918            16,359,207
  Amortization of broadcasting licenses, other intangibles and deferred
   charges                                                                        5,964,533             5,760,692
  Non-cash compensation                                                             310,817               338,770
  Non-cash interest expense on outstanding indebtedness                              26,772                     -
  Gain on sale of station                                                                 -           (15,650,704)
  Loss (gain) on disposal of fixed assets                                             4,370                (2,586)
  Payments on programming license liabilities                                   (12,140,397)          (15,433,308)
  Decrease in trade accounts receivable                                             713,342             9,158,756
  Decrease (increase) in prepaid expenses                                           929,046              (199,564)
  Increase (decrease) in trade accounts payable                                   5,315,827            (3,986,415)
  (Decrease) increase in accrued expenses                                          (189,390)            1,802,007
                                                                        -----------------------------------------
Net cash provided by operating activities                                        11,299,090            13,137,110
                                                                        -----------------------------------------

Investing activities
Capital expenditures                                                               (734,404)           (1,302,298)
Proceeds from the sale of station                                                         -            23,983,758
Increase in deposits and other assets                                              (262,823)             (967,122)
                                                                        -----------------------------------------
Net cash (used in) provided by investing activities                                (997,227)           21,714,338
                                                                        -----------------------------------------

Financing activities
Principal payments on long-term debt                                             (4,000,000)          (38,802,000)
Borrowings from working capital facility                                          1,145,000             3,210,000
Deferred acquisition and debt refinancing costs incurred                                  -              (634,373)
Proceeds from exercise of options                                                    92,186               193,300
Repurchase of Class A Common Stock                                               (7,543,131)                    -
Principal payments under capital lease obligations                                  (27,085)             (163,115)
                                                                        -----------------------------------------
Net cash used in financing activities                                           (10,333,030)          (36,196,188)
                                                                        -----------------------------------------

Net decrease in cash and cash equivalents                                           (31,167)           (1,344,740)
Cash and cash equivalents at beginning of year                                      663,298             2,952,144
                                                                        -----------------------------------------
Cash and cash equivalents at March 31                                          $    632,131          $  1,607,404
                                                                        =========================================

Supplemental disclosure of cash flow information
Interest paid                                                                  $ 13,710,067          $ 13,566,679

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

1. Principles of Consolidation

     The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of ten network affiliated (three with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting stations in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California, and a national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.


2. Sale of WKBT-TV

     On February 29, 2000, the Company completed the sale of WKBT-TV, in La Crosse, Wisconsin to Television Wisconsin, Inc. of Madison, Wisconsin for approximately $24.0 million. The Company recorded a gain on the sale of approximately $15.7 million, and a provision for income taxes of $1.5 million in connection with the sale in the first quarter of 2000. The proceeds from the sale were used to pay down debt under the Senior Credit facility.

3. Pending Acquisition

     On November 16, 1999, the Company entered into an agreement to acquire KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company will pay CPC $650 million in cash plus up to approximately 3.9 million shares of the Company's Class A Common Stock, subject to adjustment. This acquisition will be accounted for as a purchase and is expected to close sometime in the second quarter of 2000.

     The following unaudited pro forma information gives effect to the acquisition of KRON and BayTV as if it had been effected January 1, 2000. The pro forma information for the quarter ended March 31, 2000 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                                      Actual                   Pro forma
                                                  March 31, 2000            March 31, 2000
                                                  --------------            --------------
                                               (dollars in thousands, except per share data)
Net operating revenue                                $72,164                    $107,867
Operating income                                      11,666                      19,858
Net income                                             9,885                       3,322
Basic income per common share                        $  0.73                    $   0.19

     The Company did not include estimated cost savings relating to, among other things, labor, benefits, programming costs, national representation fees, advertising, promotion and other costs of approximately $4.1 million in the table above (approximately $16.0 million annualized). If such cost savings had been included, the adjusted pro forma operating income for the three months ended March 31, 2000 would have been approximately $24.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FORWARD-LOOKING STATEMENTS

     THE FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" AND "RESULTS OF OPERATIONS." FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

     The Company defines "broadcast cash flow" as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation, and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The following table sets forth certain operating data for the quarters ended March 31, 1999 and 2000:

                                                                                  Quarter Ended March 31,
                                                                                  -----------------------
                                                                                  1999               2000
                                                                                  ----               ----
                                                                                       (in thousands)
Operating income.............................................                   $  8,192           $ 11,666
Add:
  Amortization of program license rights.....................                     12,196             16,359
  Depreciation and amortization..............................                     11,875             10,866
  Corporate overhead.........................................                      2,063              2,494
  Non-cash compensation......................................                        311                339
Less:
  Payments for program license liabilities...................                    (12,140)           (15,433)
                                                                              -----------------------------
Broadcast cash flow..........................................                   $ 22,497           $ 26,291
                                                                              =============================

Television Revenues

          Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                                                        Quarter Ended March 31,
                                                                        -----------------------
                                                                 1999                            2000
                                                                 ----                            ----
                                                         Amount               %           Amount            %
                                                        -------               -           ------            -
                                                                            (in thousands)
Revenues
   Local.......................................        $ 48,497            65.9         $ 53,177          62.9
   National....................................          19,973            27.1           23,484          27.8
   Network.....................................           3,235             4.4            2,826           3.4
   Political...................................             137             0.2            3,243           3.8
   Production/Other............................           1,748             2.4            1,819           2.1
                                                       --------           -----         --------         -----
           Total...............................          73,590           100.0           84,549         100.0

Commissions....................................         (10,343)          (14.1)         (12,385)        (14.6)
                                                       --------           -----         --------         -----

Net Revenue....................................        $ 63,247            85.9         $ 72,164          85.4
                                                       ========           =====         ========         =====

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Net revenues for the quarter ended March 31, 2000 were $72.2 million, an increase of $8.9 million, or 14.1%, compared to $63.3 million for the quarter ended March 31, 1999. Improvement in various local market economies and the national economy led to an increase in the Company's gross local and national revenues of 9.7% and 17.6%, respectively. Political revenue for the quarter ended March 31, 2000 was $3.2 million, an increase of $3.1 million from the quarter ended March 31, 1999. The increase in political revenues is primarily attributable to 2000 being a national election year with presidential primaries (most importantly in California and Iowa) and many state and local elections, while 1999 had limited state and local elections.

     Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 2000 were $30.4 million, compared to $28.6 million for the quarter ended March 31, 1999, an increase of $1.8 million, or 6.3%. The increase is primarily attributable to higher local sales commissions resulting from the increased sales, and increased news and production costs from coverage of the Tennessee Titans in the Super Bowl.

     Amortization of program license rights for the quarter ended March 31, 2000 was $16.4 million, compared to $12.2 million for the quarter ended March 31, 1999, an increase of $4.2 million. The Los Angeles Lakers and Clippers, two professional basketball teams which played for only a portion of the first quarter of 1999 due to the National Basketball Association ("NBA") lockout, played for the entire quarter ended March 31, 2000. The increase in the number of games televised during the quarter ended March 31, 2000 accounted for all of this increase.

     Depreciation of property and equipment and amortization of intangible assets was $10.9 million, compared to $11.9 million for the same quarter in 1999, a decrease of $1.0 million, or 8.4%. The decrease is primarily attributable to equipment at the three stations acquired in 1994, that had five year depreciable lives, thus becoming fully depreciated.

     The Company made payments for program license liabilities of $15.4 million during the quarter ended March 31, 2000, compared to $12.1 million for the quarter ended March 31, 1999, an increase of $3.3 million, with the discontinuation of the NBA lockout, as stated above, accounting for all of this increase.

     Corporate overhead was $2.5 million for the three months ended March 31, 2000, compared to $2.1 million for the three months ended March 31, 1999, an increase of $431,000, or 20.9%.

     Non-cash compensation was $339,000 for the quarter ended March 31, 2000, compared to $311,000 for the comparable period in 1999.

     Interest income for the quarter ended March 31, 2000 was $47,000, compared to $27,000 for the same period in 1999, an increase of $20,000.

     Interest expense for the quarter ended March 31, 2000 was $15.6 million, compared with $15.7 million for the comparable period in 1999, a decrease of $106,000, or 0.7%.

     On February 29, 2000, the Company sold WKBT-TV for approximately $24.0 million and recorded a gain on the sale of approximately $15.7 million. A state tax provision of $1.5 million was recorded in the first quarter of 2000, as a result of this gain.

     As a result of the factors discussed above, the net income for the Company was $9.9 million for the quarter ended March 31, 2000, compared with a net loss of $7.7 million for the same period in 1999.

     Broadcast cash flow for the quarter ended March 31, 2000 was $26.3 million, compared with $22.5 million for the quarter ended March 31, 1999, an increase of $3.8 million, or 16.9%. As a result, the broadcast cash flow margin (broadcast cash flow divided by net revenues) for the quarters ended March 31, 2000 and 1999 was 36% for both quarters.

Liquidity and Capital Resources

     Cash provided by operations for the three months ended March 31, 2000 was $13.1 million as compared to cash provided by operations of $11.3 million for the same period in 1999. Changes in the Company's net cash flows from operating activities are primarily the result of an increase in net revenues and a decrease in accounts payable during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

     Cash provided by investing activities for the three months ended March 31, 2000 was $21.7 million and cash used in investing activities for the same period in 1999 was $1.0 million. The increase in 2000 was primarily attributable to the $24.0 million of proceeds from the sale of WKBT-TV, net of increased spending for property and equipment.

     Cash used in financing activities for the quarter ended March 31, 2000 and 1999 was $36.2 million and $10.3 million, respectively. Financing activities for the three months ended March 31, 2000 and 1999 include principal payments under the Senior Credit Facility of $38.8 million and $4.0 million, respectively. In addition, on February 26, 1999, the Company repurchased 187,000 shares of Class A Common Stock for $7.5 million.

     On November 25, 1997, the Senior Credit Facility was amended and restated to provide the Company with the ability to borrow up to $300.0 million in the form of a five-year revolving credit facility. As of March 31, 2000, there was $43.4 million outstanding under the Senior Credit Facility.

Income Taxes

     The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1999, the Company had $210.0 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code
Section 382.

Pending Acquisition

     KRON-TV RESULTS OF OPERATIONS

     Actual
     ------
     THE RESULTS OF OPERATIONS BELOW ARE THE ACTUAL COMBINED RESULTS OF KRON-TV AND BAYTV, AS PROVIDED BY THE MANAGEMENT OF THE CHRONICLE PUBLISHING COMPANY. THESE RESULTS ARE THE SOLE RESPONSIBILITY OF THE MANAGEMENT OF THE CHRONICLE PUBLISHING COMPANY.

     Net revenue for the quarter ended March 31, 2000 was $35.7 million, an increase of $9.3 million, or 35.2%, compared to $26.4 million for the quarter ended March 31, 1999. Improvement in the local and national advertising markets led to increases in KRON's gross local and national revenues of 18.3% and 37.5%, respectively. Political revenue for the quarter ended March 31, 2000 was $3.2 million, compared to zero for the same period in 1999.

     Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 2000 were $18.8 million, compared to $17.6 million for the quarter ended March 31, 1999, an increase of $1.2 million, or 6.8%. There has been no allocation of corporate overhead to KRON or BayTV's results of operations.

     Amortization of program license rights for the quarter ended March 31, 2000 was $2.9 million, compared to $3.2 million for the quarter ended March 31, 1999, a decrease of $354,000, or 11.0%.

     KRON made payments for program license liabilities of $2.8 million during the quarter ended March 31, 2000, compared to $3.5 million for the same period in 1999, a decrease of $697,000, or 20.1%.

     As a result of the factors discussed above, the net income for KRON was $15.5 million for the quarter ended March 31, 2000, compared to $7.8 million for the same period in 1999, an increase of $7.7 million.

     Broadcast cash flow for the quarter ended March 31, 2000 was $17.0 million, an increase of $8.4 million, or 97.2%. Broadcast cash flow margin (broadcast cash flow divided by net revenues) for the quarter ended March 31, 2000 increased to 47.8%, from 32.7% for the same period in 1999.

     Pro Forma
     ---------

     The following unaudited pro forma information gives effect to the pending acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 1999. The pro forma information does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                                                      Unaudited Pro Forma
                                                                                    Quarter  Ended March 31,
                                                                                --------------------------------
                                                                                     1999/(1)/       2000/(1)/
                                                                                     --------        --------
                                                                                             (in thousands)
Net revenues/(2)/                                                               $      89,687         $107,867
Operating expenses, including selling, general and administrative expenses             42,937           46,323
Amortization of program license rights                                                 15,423           19,232
Depreciation and amortization of program license rights                                20,279           19,621
Corporate overhead                                                                      2,063            2,494
Non-cash compensation paid in common stock                                                311              339
                                                                                ------------------------------
Operating income                                                                $       8,674         $ 19,858
                                                                                ==============================

Broadcast cash flow/(3)/                                                        $      31,139         $ 43,337
Broadcast cash flow margin                                                               34.7%            40.2%
Adjusted broadcast cash flow/(5)/                                               $      35,250         $ 47,622
Operating cash flow/(4)/                                                        $      29,076         $ 40,843
Adjusted operating cash flow/(6)/                                               $      32,994         $ 44,935

(1) Pro forma adjustments reflect the amortization of intangible assets associated with the KRON and BayTV merger over a 40 year period and increased annual depreciation resulting from the newly acquired property and equipment depreciated over new estimated useful lives. In addition, these adjustments reflect the amortization expense of the new debt financing costs related to the new Senior Credit Facility.

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

(5) Represents pro forma broadcast cash flow after adjustments for net expense reductions for labor, benefits, programming, national representation fees, advertising and promotion and other operating costs.

     The following table sets forth a reconciliation of pro forma broadcast cash flow to adjusted pro forma broadcast cash flow:

                                                                           For The Quarter Ended
                                                                           ---------------------
                                                                                March 31,
                                                                                --------
                                                                      1999                     2000
                                                                      ----                     ----
                                                                          (dollars in thousands)
Broadcast cash flow (pro forma)                                      $31,139                  $43,337
   Labor and benefits                                                  1,838                    1,838
   Programming costs                                                     997                      997
   National representation fees                                          445                      696
   Advertising and promotion                                             488                      488
   Other operating costs                                                 343                      266
                                                                     -------                  -------
Adjusted broadcast cash flow (pro forma)                             $35,250                  $47,622
                                                                     =======                  =======

(6) Represents pro forma operating cash flow after adjustments for net expense reductions for labor, benefits, programming, national representation fees, advertising and promotion and other operating costs.

     The following table sets for the a reconciliation of pro forma operating cash flow to adjusted pro forma operating cash flow:

                                                                 For The Quarter Ended
                                                                 ---------------------
                                                                      March 31,
                                                                      ---------
                                                                 1999              2000
                                                                 ----              -----
                                                                      (dollars in thousands)
Operating cash flow (pro forma)                                   $29,076           $40,843
   Labor and benefits                                               1,838             1,838
   Programming costs                                                  997               997
   National representation fees                                       445               696
   Advertising and promotion                                          488               488
   Other operating costs                                              150                73
                                                                  -------           -------
Adjusted operating cash flow (pro forma)                          $32,994           $44,935
                                                                  =======           =======

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by Statement of Financial Accounting Standard No. 137 ("SFAS 137"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 137 requires that the Company recognize any derivatives as either assets or liabilities and measure those instruments at fair value. Unless the Company can treat the derivatives as a hedge according to certain criteria, the Company may be required to deduct any changes in the derivative's fair value from its operating income. The Company does not expect SFAS No. 137 to have a material effect on the Company's Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

          (a)  Exhibits.

Exhibit
Number              Exhibit Description
------              -------------------

11                  Statement Re Computation of Per Share Earnings.
27                  Financial Data Schedule


          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter of the year ending December 31, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       YOUNG BROADCASTING INC.


Date: May 10, 2000                      By: /s/ Vincent J. Young
                                          -----------------------------------
                                               Vincent J. Young
                                               Chairman


Date: May 10, 2000                      By: /s/ James A. Morgan
                                           ---------------------------------
                                               James A. Morgan
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)