Form 10-Q
period 2000-06-30
YOUNG BROADCASTING INC /DE/
filed 2000-08-11
CIK 929144

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      ___________________________________

                                   FORM 10-Q
                      ___________________________________

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the quarterly period ended            Commission file number:
        June 30, 2000                            0-25042

                            YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                13-3339681
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

                          ____________________________

          Number of shares of  common stock outstanding as of July 31, 2000:
14,745,660 shares of Class A Common Stock and 2,292,637 shares of Class B Common Stock.

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-Q

                               Table of Contents


Part I.                                                                                     Page
                                                                                            ----
     Item 1.   Consolidated Financial Statements.

               Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000........  2

               Consolidated Statements of Operations for the Three and Six Months Ended
               June 30, 1999 and 2000.......................................................  3

               Consolidated Statements of Stockholders' Equity for the Six Months Ended
               June 30, 2000................................................................  4

               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1999 and 2000.......................................................  5

               Notes to Consolidated Financial Statements...................................  6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of  Operations...............................................................  8

     Item 3.   Quantitative and Qualitative Disclosure About Market Risk.................... 17

Part II.

     Item 4.   Submission of Matters to a Vote of Security Holders.......................... 18

     Item 6.   Exhibits and Reports on Form 8-K............................................. 19

Signatures.................................................................................. 20

Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                       December 31,           June 30,
                                                                                           1999*                2000
                                                                                  -----------------------------------------
Assets                                                                                                       (Unaudited)
Current assets:
 Cash and cash equivalents                                                             $  2,952,144       $    4,293,899
 Trade accounts receivable, less allowance for doubtful accounts of
  $1,761,000 in 1999 and $3,279,000 in 2000                                              65,438,176           92,665,335
 Current portion of program license rights                                               28,268,497           11,726,996
 Prepaid expenses                                                                         5,618,444            6,452,191
                                                                                  --------------------------------------
Total current assets                                                                    102,277,261          115,138,421
                                                                                  --------------------------------------

Property and equipment, less accumulated depreciation and amortization of
  $144,394,626 in 1999 and $142,848,625 in 2000                                          87,057,414          115,650,524
Program license rights, excluding current portion                                         1,171,438              785,366
Deposits and other assets                                                                33,850,994           40,703,339
Broadcasting licenses and other intangibles, less accumulated amortization of
 $139,260,326 in 1999 and $141,274,723 in 2000                                          585,266,310        1,245,847,387
Deferred charges, less accumulated amortization of $13,659,344 in 1999 and
 $15,320,125 in 2000                                                                      9,046,564           33,698,163
                                                                                  --------------------------------------
Total Assets                                                                           $818,669,981       $1,551,823,200
                                                                                  ======================================

Liabilities and stockholders' equity

Current liabilities:
 Trade accounts payable                                                               $  20,545,231       $   22,965,078
 Accrued expenses                                                                        19,526,849           29,608,103
 Current installments of program license liability                                       24,440,679            8,145,639
 Current installments of obligations under capital leases                                   923,567              894,582
                                                                                  --------------------------------------
Total current liabilities                                                                65,436,326           61,613,402

Program license liability, excluding current installments                                 1,538,100            1,057,024
Long-term debt                                                                          644,000,000        1,273,647,221
Deferred taxes and other liabilities                                                     77,036,273           83,729,817
                                                                                  --------------------------------------
Total liabilities                                                                       788,010,699        1,420,047,464
                                                                                  --------------------------------------


Minority interest                                                                                 -              941,645

Stockholders' equity:
 Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 11,142,472 shares at 1999 and 15,107,317 at 2000                               11,143               15,108
 Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
  outstanding 2,351,251 shares at 1999 and 2,292,637 at 2000                                  2,351                2,292
 Additional paid-in capital                                                             210,859,627          300,411,037
 Accumulated deficit                                                                   (180,213,839)        (169,594,346)
                                                                                  --------------------------------------
Total stockholders' equity                                                               30,659,282          130,834,091
                                                                                  --------------------------------------
Total liabilities and stockholders' equity                                            $ 818,669,981       $1,551,823,200
                                                                                  ======================================

*Derived from the audited financial statements for the year ended
 December 31, 1999

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                 ---------------------------------------------------------------------------
                                                           1999                 2000              1999              2000
                                                 ---------------------------------------------------------------------------
Net operating revenue                                  $ 73,704,460         $ 74,926,728      $136,951,191      $147,090,618

Operating expenses                                       15,916,703           17,344,102        31,858,722        33,902,308
Amortization of program license rights                   12,107,405           10,948,758        24,304,323        27,307,965
Selling, general and administrative expenses             12,784,802           12,937,091        25,452,156        26,818,983
Depreciation and amortization                            11,977,475           11,803,295        23,852,156        22,669,115
Corporate overhead                                        2,158,818            4,539,614         4,221,525         7,033,698
Non-cash compensation                                       247,053              326,036           557,870           664,806
                                                 ---------------------------------------------------------------------------
Operating income                                         18,512,204           17,027,832        26,704,439        28,693,743
                                                 ---------------------------------------------------------------------------

Interest income                                               5,713               58,331            32,551           105,471
Interest expense                                        (15,655,963)         (16,143,217)      (31,329,559)      (31,710,583)
Gain on sale of station                                           -                    -                 -        15,650,704
Other expense, net                                         (256,271)            (208,580)         (544,644)         (619,842)
                                                 ---------------------------------------------------------------------------
                                                        (15,906,521)         (16,293,466)      (31,841,652)      (16,574,250)
                                                 ---------------------------------------------------------------------------

Income (loss) before provision for income taxes        $  2,605,683         $    734,366      $ (5,137,213)     $ 12,119,493
Provision for income taxes                                        -                    -                 -         1,500,000
                                                 ---------------------------------------------------------------------------
Net income (loss)                                      $  2,605,683         $    734,366      $ (5,137,213)     $ 10,619,493
                                                 ===========================================================================


Income (loss) per common share
    Basic                                                     $0.19                $0.05            $(0.38)            $0.78
                                                 ===========================================================================
    Diluted                                                   $0.18                $0.05            $(0.38)            $0.72
                                                 ===========================================================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                                       Common Stock         Additional                           Total
                                                 ---------------------        Paid-In        Accumulated      Stockholders'
                                                   Class A     Class B        Capital          Deficit           Equity
                                                 --------------------------------------------------------------------------
Balance at December 31, 1999.....................  $11,143      $2,351     $210,859,627     $(180,213,839)     $ 30,659,282


  Contribution of shares into Company's
   Defined contribution plan.....................       22           -          563,811                 -           563,833

  Conversion of Class B Common Stock
   to Class A Common Stock.......................       59         (59)               -                 -                 -

  Exercise of stock options......................        6           -          193,294                 -           193,300

  Repurchase and retirement of Class A Common
   Stock.........................................      (11)          -         (255,051)                -          (255,062)

  Issuance of Class A Common Stock.............      3,889           -       89,049,356                 -        89,053,245

  Net income for the six months ended June 30,
   2000..........................................        -           -                -        10,619,493        10,619,493
                                                 --------------------------------------------------------------------------
Balance at June 30, 2000.........................  $15,108      $2,292     $300,411,037     $(169,594,346)     $130,834,091
                                                 ==========================================================================

See accompanying notes to consolidated financial statements

                   Young Broadcasting Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                              1999                  2000
                                                                                    ------------------------------------------
Operating activities
Net (loss) income                                                                         $ (5,137,213)        $  10,619,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization of property and equipment                                   11,923,085            10,415,227
  Amortization of program license rights                                                    24,304,323            27,307,965
  Amortization of broadcasting licenses, other intangibles and deferred charges             11,929,071            12,253,888
  Non-cash compensation                                                                        557,870               664,806
  Non-cash interest expense on outstanding indebtedness                                         53,544                     -
  Gain on sale of WKBT-TV                                                                            -           (15,650,704)
  Loss on sale of fixed assets                                                                  33,523                49,984
  Payments on programming license liabilities                                              (24,166,389)          (26,049,657)
  (Increase) decrease in trade accounts receivable                                          (7,869,752)            7,431,225
  Increase in prepaid expenses                                                              (1,293,090)             (165,359)
  Increase in trade accounts payable                                                         6,810,353             1,409,050
      (Decrease) increase in accrued expenses and other liabilities                           (516,886)            4,899,763
                                                                                  ------------------------------------------
Net cash provided by operating activities                                                   16,628,439            33,185,681
                                                                                  ------------------------------------------

Investing activities
Purchase of KRON-TV                                                                                  -          (650,000,000)
Capital expenditures                                                                        (4,800,135)           (2,623,556)
Proceeds from sale of WKBT-TV                                                                        -            23,983,758
Decrease (increase) in deposits and other assets                                              (254,182)           (6,081,766)
Increase in broadcast licenses and other  intangibles                                           (7,290)                    -
                                                                                  ------------------------------------------
Net cash used in investing activities                                                       (5,061,607)         (634,721,564)
                                                                                  ------------------------------------------

Financing activities
Principal payments on long-term debt                                                        (5,145,000)          (82,910,000)
Borrowings from working capital facility                                                     6,327,000             3,910,000
Borrowings from new credit facility                                                                  -           708,647,221
Deferred acquisition and debt refinancing costs incurred                                             -           (26,312,380)
Repurchase of Class A Common Stock                                                         (11,658,671)             (255,062)
Proceeds from exercise of Common Stock options                                                 171,187               193,300
Principal payments under capital lease obligations                                            (234,961)             (395,441)
                                                                                  ------------------------------------------
Net cash (used in) provided by financing activities                                        (10,540,445)          602,877,638
                                                                                  ------------------------------------------

Net increase in cash                                                                         1,026,387             1,341,755
Cash and cash equivalents at beginning of year                                                 663,298             2,952,144
                                                                                  ------------------------------------------
Cash and cash equivalents at June 30                                                      $  1,689,685         $   4,293,899
                                                                                  ==========================================

Supplemental disclosure of cash flow information
Interest paid                                                                             $ 31,391,710         $  31,713,059
                                                                                  ==========================================

Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV                                           -         $  89,053,245
                                                                                  ==========================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Principles of Consolidation

  The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (three with CBS, six with ABC, and two with NBC) and one independent television broadcasting stations, in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include a 51% interest in a cable news channel servicing the San Francisco area and the Company's wholly-owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.


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

3. Acquisition

  On June 26, 2000, the Company acquired the assets of KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650 million in cash plus approximately 3.9 million shares of the Company's Class A Common Stock. This acquisition was accounted for as a purchase. Based on the Company's preliminary allocation of the purchase price, net tangible and intangible assets amounted to approximately $61.8 million and $677.3 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives which do not exceed 40 years. The allocation is to be finalized in the third quarter of 2000. The operating results of KRON-TV and BayTV are included in the Company's consolidated results of operations from the date of acquisition.

                   Young Broadcasting Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements
                                  (Unaudited)


  The following unaudited pro forma information gives effect to the acquisition of KRON and BayTV as if it had been effected January 1, 1999 and 2000. The pro forma information for the three and six months ended June 30, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.



                                                      Three Months                      Six Months
                                                      ------------                      ----------
                                              Pro forma        Pro forma      Pro Forma           Pro forma
                                               6/30/99          6/30/00        6/30/99             6/30/00
                                             ----------         -------        -------             -------
                                                          (dollars in thousands, except per share data)
Net operating revenue                         $108,065          $113,272        $197,752          $221,139
Operating income                              $ 27,980            28,854        $ 37,717          $ 50,126
Net (loss) income                             $ (2,737)           (2,330)       $(23,765)         $  2,406
Basic income (loss) per common share          $  (0.16)         $  (0.13)       $  (1.35)         $   0.14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Forward-Looking Statements

  The forward-looking statements are all statements, other than statements of historical facts, included in this document. The forward-looking statements contained in this report concern, among other things, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward- looking statements involve risks and uncertainties, and are subject to change based on various important factors, including the impact of changes in national and regional economies, pricing fluctuations in local and national advertising and volatility in programming costs.


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

  The following table sets forth certain operating data for the three and six months ended June 30, 1999 and 2000:


                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                  ---------------------------            -------------------------
                                                      1999            2000                  1999            2000
                                                      ----            ----                  ----            ----
                                                    (dollars in thousands)                 (dollars in thousands)
Operating income............................        $ 18,512        $ 17,028              $ 26,704         $ 28,694
Add:
  Amortization of program license rights....          12,108          10,949                24,304           27,308
  Depreciation and amortization.............          11,977          11,803                23,852           22,669
  Corporate overhead........................           2,159           4,540                 4,222            7,034
  Non-cash compensation.....................             247             326                   558              665
Less:
  Payments for program license liabilities..         (12,026)        (10,617)              (24,166)         (26,050)
                                             -------------------------------      ---------------------------------
Broadcast cash flow.........................        $ 32,977        $ 34,029              $ 55,474         $ 60,320
                                             ===============================      =================================

Television Revenues

  Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:


                                     Three Months Ended June 30,                             Six Months Ended June 30,
                                     ----------------------------                            -------------------------
                                   1999                      2000                          1999                      2000
                                   ----                      ----                          ----                      ----
                            Amount         %          Amount         %             Amount          %          Amount         %
                            ------         -          ------         -             ------          -          ------         -
                                      (dollars in thousands)                                  (dollars in thousands)
Revenues
  Local............       $ 56,042        65.2       $ 55,396       63.1           $104,539       65.5       $108,573       63.0
  National.........         25,161        29.3         26,355       30.0             45,134       28.3         49,839       28.9
  Network..........          3,284         3.8          3,051        3.5              6,519        4.1          5,877        3.4
  Political........            369         0.4          1,496        1.7                506        0.3          4,739        2.8
  Production/Other           1,132         1.3          1,428        1.7              2,880        1.8          3,247        1.9
                   -----------------------------------------------------      --------------------------------------------------
   Total...........         85,988       100.0         87,726      100.0            159,578      100.0        172,275      100.0

Commissions........        (12,284)      (14.3)       (12,799)     (14.6)           (22,627)     (14.2)       (25,184)     (14.6)
                   -----------------------------------------------------      --------------------------------------------------

Net Revenue........       $ 73,704        85.7       $ 74,927       85.4           $136,951       85.8       $147,091       85.4
                   =====================================================      ==================================================

Recent Developments

  KRON-TV and BayTV Acquisition. On June 26, 2000, the Company acquired KRON-TV and a 51% interest in the San Francisco cable channel BayTV from The Chronicle Publishing

Company. At the time of this acquisition, the Company entered into a new senior credit facility, as defined in the Liquidity section, a portion of which was used to finance the cash component of the acquisition and to pay the fees and expenses associated with the acquisition. The Company paid Chronicle Publishing $650 million in cash plus 3.9 million shares of Class A common stock. Chronicle Publishing subsequently distributed these shares to its shareholders.

  Share Repurchase Program. On June 27, 2000, the Company announced that our Board of Directors had authorized the repurchase of up to $30 million of its Class A common stock. The Company will make determinations regarding share repurchases from time to time and such repurchases, if any, will be mad in the open market, by block purchase, or in privately negotiated transactions, subject to applicable legal and other requirements. As of August 7, 2000, the Company had repurchased 571,100 shares of its Class A common stock under this repurchase program.

Results of Operations

Three Months ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  The following historical financial information includes the results of KRON-TV and BayTV ("KRON-TV") since their date of acquisition on June 26, 2000.

  Net revenue for the three months ended June 30, 2000 was $74.9 million, an increase of $1.2 million, or 1.6%, compared to $73.7 million for the three months ended June 30, 1999, with KRON-TV accounting for all of such increase. Local and national revenues were $55.4 million and $26.4 million for the three months ended June 30, 2000 compared to $56.0 million and $25.2 million for the three months ended June 30, 1999, a decrease in local revenues of $646,000 and an increase in national revenues of $1.2 million. Political revenue for the three months ended June 30, 2000 was $1.5 million, an increase of $1.1 million from the three months ended June 30, 1999. The increase in political was attributable to 2000 being a national election year with more state and local elections, while 1999 had only limited state and local elections.

  Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2000 were $30.3 million, compared to $28.7 million for the same period in 1999, an increase of $1.6 million, or 5.6%. KRON-TV accounted for $938,000 of such increase.

  Amortization of program license rights for the three months ended June 30, 2000 was $10.9 million, compared to $12.1 million for the three months ended June 30, 1999, a decrease of $1.2 million, or 9.9%. This decrease was attributable to two less regular season and one less Los Angeles Laker playoff games aired by KCAL in the second quarter of 2000 compared to the second quarter of 1999. KRON-TV recorded $221,000 of amortization expense in the second quarter of 2000.

  Depreciation of property and equipment and amortization of intangible assets was $11.8 million for the three months ended June 30, 2000, compared to $12.0 million for the three months ended June 30, 1999, a decrease of $174,000, or 1.5%. KRON-TV recorded approximately $838,000 of depreciation and amortization in the second quarter of 2000. The decrease is primarily attributable to fixed assets and intangibles becoming fully depreciated and amortized.

  The Company made payments for program license liabilities of $10.6 million during the three months ended June 30, 2000, compared to $12.0 million for the three months ended June 30, 1999, a decrease of $1.4 million, with the reduction in the number of Lakers games accounting for all of such decrease.

  Corporate overhead for the three months ended June 30, 2000 was $4.5 million, compared to $2.2 million for the three months ended June 30, 1999, an increase of $2.3 million. Approximately $1.9 million of the increase relates to one-time bonuses awarded to certain members of management upon the close of the KRON-TV acquisition, as approved by the Board of Directors.

  Non-cash compensation was $326,000 for the three months ended June 30, 2000, compared to $247,000 for the comparable period in 1999. These amounts represented non-cash charges for an employee-matching stock plan (the "Plan"), included in the Company's 401(k) Plan.

  Interest expense was $16.1 million for the second quarter ended June 30, 2000, compared to $15.7 million for the same period in 1999, an increase of $487,000 or 3.1%. This increase is primarily attributable to the Company's higher interest rates.

  As a result of the factors discussed above, the net income for the three months ended June 30, 2000 and 1999 was $734,000 and $2.6 million, respectively.

  Broadcast cash flow was $34.0 million for the three months ended June 30, 2000, compared to $33.0 million for the three months ended June 30, 1999, an increase of $1.0 million, or 3.0%. Approximately $888,000 was attributable to KRON. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 45.4% for the three months ended June 30, 2000, compared to 44.7% for the three months ended June 30, 1999.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  The following historical financial information includes the results of KRON-TV and BayTV ("KRON-TV") since their date of acquisition on June 26, 2000.

  Net revenue for the six months ended June 30, 2000 was $147.1 million, an increase of $10.1 million, or 7.4%, compared to $137.0 million for the six months ended June 30, 1999, with KRON-TV accounting for $1.6 million of this increase. Improvement in various local market economies and the national economy led to increases in the Company's gross local and national revenues of 2.9% and 8.5%, respectively, excluding KRON-TV. Political revenue for the six months ended June 30, 2000 was $4.7 million, an increase of $4.2 million from the same period in 1999. The increase is primarily attributable to 2000 being a national election year with presidential primaries (most importantly in California and Iowa) and many state and local elections, while 1999 had only limited state and local elections.

  Operating expenses, including selling, general and administrative expenses, were $60.7 million for the six months ended June 30, 2000, compared to $57.3 million for the six months ended June 30, 1999, an increase of $3.0 million, or 5.9%. KRON-TV accounted for $938,000 of such increase and the remaining increase was primarily attributable to higher local sales commissions resulting from increased sales, and increased news and production costs from coverage of the Tennessee Titans in the Super Bowl.

  Amortization of program license rights for the six months ended June 30, 2000 was $27.3 million compared to $24.3 million for the six months ended June 30, 1999, an increase of $3.0 million. KRON-TV accounted for $221,000 of this increase. The remaining portion of this increase is attributable to the increase in the number of Los Angeles Lakers and Clippers games televised during 2000, compared to 1999.

  Depreciation of property and equipment and amortization of intangible assets was $22.7 million for the six months ended June 30, 2000, compared to $23.9 million for the six months ended June 30, 1999, a decrease of $1.2 million, or 5.0%. Depreciation and amortization at KRON-TV was $838,000. The decrease is primarily attributable to equipment at the three stations acquired in 1994, that had five year depreciable lives, thus becoming fully depreciated.

  The Company made payments for program license liabilities of $26.0 million during the six months ended June 30, 2000, compared with payments of $24.2 million during the six months ended June 30, 1999, an increase of $1.8 million, with the Lakers and Clippers accounting for all of such increase.

  Corporate overhead was $7.0 million for the six months ended June 30, 2000, compared to $4.2 million for the six months ended June 30, 1999, an increase of $2.8 million. Approximately $1.9 million of this increase was attributable to a one-time bonus granted by the Board of Directors to certain members of management upon the close of the KRON-TV acquisition.

  Non-cash compensation was $665,000 for the six months ended June 30, 2000, compared to $558,000 for the same period in 1999. These amounts represented non-cash charges for an employee-matching stock plan (the "Plan"), included in the Company's 401(k) Plan.

  Interest expense was $31.7 million for the six months ended June 30, 2000, compared to $31.3 million for the prior year period, an increase of $381,000, or 1.2%. The increase in interest expense is due to higher interest levels.

  On February 29, 2000, the Company sold WKBT-TV for approximately $24.0 million and recorded a gain on the sale of approximately $15.7 million. A state tax provision of $1.5 million was recorded in the first quarter of 2000, as a result of this gain.

  As a result of the factors discussed above, the net income for the Company was $10.6 million for the six months ended June 30, 2000, compared with a net loss of $5.1 million for the same period in 1999.

  Broadcast cash flow was $60.3 million for the six months ended June 30, 2000, compared to $55.5 million for the same period in 1999, an increase of $4.8 million, or 8.6%. KRON-TV accounted for approximately $888,000 of this increase. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 41.0% for the six months ended June 30, 2000, compared to 40.5% for the same period in 1999.

  Pro Forma
  ---------

  The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 1999 and January 1, 2000. The pro forma information does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and do not purport to project results of operations of the Company in any future period.


                                                                        Unaudited Pro Forma
                                                                        -------------------
                                                         Three Months Ended               Six Months Ended
                                                         ------------------               ----------------
                                                              June 30,                          June 30,
                                                              --------                          --------
                                                         1999          2000              1999(1)      2000(1)
                                                         ----          ----              ----         ----
                                                                         (dollars in thousands)
Net revenues (2)                                       $108,065      $113,272           $197,752      $221,139
Operating expenses, including selling, general
   and administrative expenses                           42,975        46,801             85,912        93,124
Amortization of program license rights                   15,387        13,608             30,810        32,840
Depreciation and amortization of program license
   rights                                                19,317        19,143             38,533        37,350
Corporate overhead                                        2,159         4,540              4,222         7,034
Non-cash compensation paid in common stock                  247           326                558           665
                                                 ----------------------------      ---------------------------
Operating income                                       $ 27,980      $ 28,854           $ 37,717      $ 50,126
                                                 ============================      ===========================

Broadcast cash flow (3)                                $ 49,538      $ 52,959           $ 80,677      $ 96,296
Broadcast cash flow margin                                 45.8%         46.8%              40.8%         43.5%
Operating cash flow (4)                                $ 47,379      $ 48,419           $ 76,455      $ 89,262

(1) Pro forma adjustments reflect the amortization of intangible assets associated with the KRON-TV and BayTV acquisition over a 40 year period and increased annual depreciation resulting from the newly acquired property and equipment depreciated over new estimated useful lives. In addition, these adjustments reflect the amortization expense of the new debt financing costs related to the new Senior Credit Facility.

(2) Net revenues are total revenues net of agency and national representation commissions.

(3) "Broadcast cash flow" is defined, by the Company, as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(4) "Operating cash flow" is defined, by the Company, as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. Other television broadcasting companies may measure operating cash flow in a different manner. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

  Cash provided by operations for the six months ended June 30, 2000 and 1999 was $33.1 million and $16.6 million, respectively. Changes in the Company's net cash flows from operating activities are primarily the result of increases in net revenues and a decrease of accounts payable during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

  Cash used in investing activities for the six months ended June 30, 2000 and 1999 of $634.7 million and $5.1 million, respectively. The increase in 2000 was primarily due to the purchase of KRON-TV and BayTV for $650.0 million in cash, net of the $24.0 million in proceeds from the sale of WKBT-TV.

  Cash provided by financing activities for the six months ended June 30, 2000 was $602.8 million and cash used in financing activities for the six months ended June 30, 1999 was $10.5 million. Financing activities for the six months ended June 30, 2000 and 1999 include principal payments under the Company's senior credit facility (the "Senior Credit Facility") of $82.9 million and $5.1 million, respectively. In June 2000, the Company borrowed approximately $708.6 million under a new senior credit facility (the "New Senior Credit Facility"), to purchase KRON-TV, pay down the existing Senior Credit Facility and pay fees relating to the KRON-TV acquisition and the New Senior Credit Facility. In 2000 and 1999, the Company repurchased and retired $255,000 and $11.7 million, respectively, of Class A common stock.

  On June 26, 2000, the Company entered into a New Senior Credit Facility which provides for borrowings of up to an aggregate of $600.0 million in the form of a five-and-three-quarter year amortizing term loan facility in the amount of $125.0 million ("Term A"), and a six-and-three-quarter year amortizing term loan facility in the amount of $475.0 million ("Term B"). In addition, on June 26, 2000, the Company amended and restated its existing Senior Credit Facility (the "Amended and Restated Credit Facility"), which provides for borrowings of up to an aggregate of $200.0 million, in the form of a $50 million term loan and a five-and-one-half-year revolving credit facility in the amount of $150.0 million. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to as the "Senior Credit Facility." The Company borrowed $708.6 million under the Senior Credit Facility to finance the cash portion of the KRON-TV acquisition, pay-down $41.1 million outstanding under the old Credit Facility, including interest, and pay closing costs relating to both.

  The Senior Credit Facility allows the Company to increase the Term B facility by up to an additional $150.0 million for general corporate purposes. The minimum amount of the increase must be $25.0 million, notice must be given to the Administrative Agent no later than November 15, 2001, and the additional borrowings have to be made on or before December 31, 2001.

  Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. However, the Company is permitted to purchase up to $30.0 million of its shares of common stock, subject to the limitations set forth in the Senior Credit Facility and in the Indentures. In addition, the Company may utilize the undrawn amounts under the revolving portion of the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the Indentures.

  Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 1.50% based upon a ratio under 5:1 to 2.75%, based upon a 7:1 or greater ratio for Term A advances and Revolver facility; and 3.00% for Term B advances.

  Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

  The Senior Credit Facility requires the Company to maintain certain financial ratios. The Company is required to maintain a total debt/operating cash flow ratio ranging from 5.75x to 7.25x depending on senior debt leverages. The Company is also required to maintain a debt/operating cash flow ratio ranging from 2.00x to 4.00x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ration ranging from 1.50x to 2.00x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

  The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company's debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding debt under the Term Loan A advances and Term Loan B advances in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business.

  On June 6, 2000, the Company entered into a swap agreement for $272.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date is January 2, 2002 and expires on July 2, 2003. The Company will pay a fixed interest rate of 7.2625% and the Company will receive interest, from the commercial banks, based upon a three month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense.

  On July 3, 2000, the Company entered into a swap agreement for $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date is July 3, 2000 and expires on January 3, 2002. The Company will pay a fixed interest rate of 7.0882% and the Company will receive interest, from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense.

  It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

  The Company and its Subsidiaries file a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1999, the Company had $210.0 million of net operating loss ("NOL") carryforwards which were subject to annual limitations imposed by Internal Revenue Code Section 382.

Impact of Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by Statement of Financial Accounting Standard No. 137 ("SFAS 137"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 137 requires that the Company recognize any derivatives as either assets or liabilities and measure those instruments at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that the adoption of this statement will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  Our Senior Credit Facility bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we entered into derivative financial instruments in July 2000. These derivative financial instruments are interest rate swap agreements that expire in varying amounts through 2003.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  On April 27, 2000, the Company held a special meeting in lieu of the 2000 annual meeting of stockholders to (i) elect nine directors of the Company to serve for a term of one year, (ii) ratify the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000, (iii) approve an amendment to Young Broadcasting Inc.'s 1995 Stock Option Plan to increase the total number of shares with respect to which options and stock appreciation may be granted thereunder, (iv) authorize the issuance of up to 3,888,788 shares of the Company's Class A common stock in connection with the acquisition of KRON-TV and BayTV, and (v) approve an amendment to the Company's Restated Certificate of Incorporation to eliminate the required minimum percentage ownership of the Company's common stock by the Company's management group.

  The following individuals were elected to serve as directors until the next annual meeting:


                          Vote For      Vote Withheld
                         ----------     -------------
Vincent J. Young         30,007,929        397,195
Adam Young               30,007,929        397,195
Ronald J. Kwasnick       30,007,929        397,195
James A. Morgan          30,007,929        397,195
Bernard F. Curry         30,007,929        397,195
Alfred J. Hickey, Jr.    30,007,929        397,195
Leif Lomo                30,007,929        397,195
Robert L. Winikoff       30,007,929        397,195
David C. Lee             30,007,929        397,195

  Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

  The stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000. The result of the vote was as follows: 30,379,589 votes were for the selection and 21,885 votes were against the selection.

  The stockholders approved the proposed amendment to Young Broadcasting Inc.'s 1995 Stock Option Plan. The result of the vote was as follows: 26,047,112 votes were for the amendment and 4,345,425 votes were against the amendment.

  The stockholders authorized the issuance of up to 3,888,788 shares of the Company's Class A Common Stock in connection with the acquisition of KRON-TV and BayTV. The result of the vote was as follows: 25,623,241 votes for the issuance and 2,842,190 votes were against the issuance.

  The stockholders approved the proposed amendment to the Company's Restated Certificate of Incorporation to eliminate the required minimum percentage ownership of the Company's Common Stock by the Company's management group. The result of the vote was as follows: 24,890,684 votes were for the amendment and 3,569,936 votes were against the amendment.

Item 6.  Exhibits and Reports on Form  8-K.


  (a) Exhibits.

Exhibit
Number    Exhibit Description
------    -------------------

3.1 Certificate of Amendment to Restated Certificate of Incorporation of the Company (Filed as an exhibit to the Company's Post-Effective Amendment No. 2 on Form S-3 to Form S-4 Registration Statement (Registration No. 333 - 31156) under the Securities Act of 1933 and incorporated herein by reference).

11        Statement Re Computation of Per Share Earnings.

27        Financial Data Schedule



  (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the second quarter of the fiscal year ending December 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YOUNG BROADCASTING INC.



Date:  August 10, 2000         By: /s/ Vincent J. Young
                                  ---------------------------------
                                       Vincent J. Young
                                       Chairman


Date:  August 10, 2000         By: /s/ James A. Morgan
                                  ---------------------------------
                                       James A. Morgan
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (principal financial officer)