Form 10-Q
period 2000-09-30
YOUNG BROADCASTING INC /DE/
filed 2000-11-13
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------



            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934




For the quarterly period ended                           Commission file number:
      September 30, 2000                                           0-25042


                             YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)




          Delaware                                              13-3339681
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

                          ----------------------------

         Number of shares of common stock outstanding as of October 31, 2000:
14,253,553 shares of Class A Common Stock and 2,292,637 shares of Class B Common Stock.

================================================================================

                             YOUNG BROADCASTING INC.

                                    FORM 10-Q

                                Table of Contents

Part I.                                                                                              Page
                                                                                                     ----
         Item 1.  Consolidated Financial Statements.
                  Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000...........  2

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 1999 and 2000..........................................................  3

                  Consolidated Statements of Stockholders' Equity for the Nine Months Ended
                        September 30, 2000.............................................................  4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1999 and 2000..........................................................  5

                  Notes to Consolidated Financial Statements...........................................  6


         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations........................................................................  8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................ 17

Part II.

         Item 6. Exhibits and Reports on Form 8-K...................................................... 18

Signatures............................................................................................. 19

Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                        December 31,       September 30,
                                                                                            1999*              2000
                                                                                    ---------------------------------------
Assets                                                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $    2,952,144     $        8,983
   Trade accounts receivable, less allowance for doubtful accounts of
     $1,761,000 in 1999 and $2,604,000 in 2000                                              65,438,176         82,545,471
   Current portion of program license rights                                                28,268,497         24,274,125
   Prepaid expenses                                                                          5,618,444          7,393,352
                                                                                     ---------------------------------------
Total current assets                                                                       102,277,261        114,221,931
                                                                                     ---------------------------------------

Property and equipment, less accumulated depreciation and amortization of
   $144,394,626 in 1999 and $148,887,402 in 2000                                            87,057,414        111,330,802
Program license rights, excluding current portion                                            1,171,438          2,062,681
Deposits and other assets                                                                   33,850,994         43,090,597
Broadcasting licenses and other intangibles, less accumulated amortization of
   $139,260,326 in 1999 and $150,014,241 in 2000                                           585,266,310      1,237,752,243
Deferred charges, less accumulated amortization of $13,659,344 in 1999 and
    $16,111,893 in 2000                                                                      9,046,564         33,375,595
                                                                                     ---------------------------------------
Total Assets                                                                              $818,669,981     $1,541,833,849
                                                                                     =======================================

Liabilities and stockholders' equity

Current liabilities:
   Trade accounts payable                                                               $   20,545,231        $17,130,141
   Accrued expenses                                                                         19,526,849         41,540,735
   Current installments of program license liability                                        24,440,679         20,658,396
   Current installments of obligations under capital leases                                    923,567            859,780
                                                                                     ---------------------------------------
Total current liabilities                                                                   65,436,326         80,189,052

Program license liability, excluding current installments                                    1,538,100          2,443,190
Long-term debt                                                                             644,000,000      1,277,004,221
Deferred taxes and other liabilities                                                        77,036,273         81,448,357
                                                                                     ---------------------------------------
Total liabilities                                                                          788,010,699      1,441,084,820
                                                                                     =======================================

Minority interest                                                                                    -            941,645

Stockholders' equity:
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 11,142,472 shares at 1999 and 14,243,129 at 2000                               11,143             14,244
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,351,251 shares at 1999 and 2,292,637 at 2000                                  2,351              2,292
   Additional paid-in capital                                                              210,859,627        271,015,387
   Accumulated deficit                                                                    (180,213,839)      (171,224,539)
                                                                                     ---------------------------------------
Total stockholders' equity                                                                  30,659,282         99,807,384
                                                                                     ---------------------------------------
Total liabilities and stockholders' equity                                              $  818,669,981    $ 1,541,833,849
                                                                                     =======================================

* Derived from the audited financial statements for the year ended December 31, 1999

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                 1999             2000             1999             2000
                                                          ----------------------------------------------------------------------
Net operating revenue                                          $64,190,044       $102,033,418    $201,141,235      $249,124,036
                                                          ----------------------------------------------------------------------

Operating expenses                                              16,642,046         26,372,184      48,500,768        60,274,492
Amortization of program license rights                           7,885,365          9,376,869      32,189,688        36,684,834
Selling, general and administrative expenses                    12,495,541         17,101,183      37,947,697        43,920,166
Depreciation and amortization                                   12,209,028         15,749,490      36,061,184        38,418,605
Corporate overhead                                               2,020,150          2,356,109       6,241,675         9,389,807
Non-cash compensation                                           18,318,627            327,705      18,876,497           992,511
                                                          ----------------------------------------------------------------------
Operating (loss) income                                         (5,380,713)        30,749,878      21,323,726        59,443,621
                                                          ----------------------------------------------------------------------

 Interest income                                                    36,994             45,817          69,545           151,288
 Interest expense                                              (15,861,315)       (32,050,691)    (47,190,874)      (63,761,274)
 Gain on sale of station                                                 -                  -               -        15,650,704
 Other expense, net                                               (402,436)          (375,197)       (947,080)         (995,039)
                                                          ----------------------------------------------------------------------
                                                               (16,226,757)       (32,380,071)    (48,068,409)      (48,954,321)
                                                          ----------------------------------------------------------------------

(Loss) income before provision for income taxes               (21,607,470)        (1,630,193)    (26,744,683)        10,489,300
Provision for income taxes                                              -                  -              -           1,500,000
                                                          ----------------------------------------------------------------------
Net (loss) income                                         $   (21,607,470)      $  (1,630,193) $  (26,744,683)    $   8,989,300
                                                          ======================================================================

(Loss) income per common share
        Basic                                                   $(1.60)               $(0.10)      $(1.96)             $0.61
                                                          ======================================================================
        Diluted                                                 $(1.60)               $(0.10)      $(1.96)             $0.56
                                                          ======================================================================

Weighted Average Shares
        Basic                                                13,492,988         16,827,347      13,620,146           14,691,262
                                                          ======================================================================
        Diluted                                              13,492,988         16,827,347      13,620,146           15,925,841
                                                          ======================================================================



See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                       Common Stock          Additional                                Total
                                                   ------------------------    Paid-In         Accumulated          Stockholders'
                                                    Class A     Class B        Capital           Deficit               Equity
                                                   ----------------------- ---------------- ------------------- --------------------
Balance at December 31, 1999........................ $11,143       $2,351    $210,859,627     $(180,213,839)          $30,659,282

    Contribution of shares into Company's
      Defined contribution plan.....................      35            -         889,834                 -               889,869
    Conversion of Class B Common Stock
       to Class A Common Stock......................      59          (59)              -                 -                     -

    Exercise of stock options.......................       7            -         211,668                 -               211,675

    Repurchase and retirement of Class A Common
       Stock........................................    (889)           -     (29,995,098)                -           (29,995,987)

    Issuance of Class A Common Stock................   3,889            -      89,049,356                 -            89,053,245

    Net income for the nine months ended
      September 30, 2000............................       -            -               -         8,989,300             8,989,300
                                                    --------       ------    ------------     -------------           -----------
Balance at September 30, 2000....................... $14,244       $2,292    $271,015,387     $(171,224,539)          $99,807,384
                                                    ========       ======    ============     =============           ===========

See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               1999               2000
                                                                                         -------------------------------------
Operating activities
Net (loss) income                                                                           $ (26,744,683)    $   8,989,300
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                   18,068,164        16,582,253
     Amortization of program license rights                                                    32,189,688        36,684,834
     Amortization of broadcasting licenses, other intangibles and deferred charges             17,993,020        21,836,352
     Non-cash compensation                                                                     18,876,497           992,511
     Non-cash interest expense on outstanding indebtedness                                         80,316                 -
     Gain on sale of WKBT-TV                                                                            -       (15,650,704)
     Loss on sale of fixed assets                                                                   7,634            43,517
     Payments on programming license liabilities                                              (31,805,688)      (35,395,409)
     Decrease in trade accounts receivable                                                      2,000,954        17,588,726
     Increase in prepaid expenses                                                                (515,771)       (1,106,520)
     Increase (decrease) in trade accounts payable                                              2,310,013        (4,382,525)
     Increase in accrued expenses and other liabilities                                         1,328,709        14,750,726
                                                                                         -------------------------------------
Net cash provided by operating activities                                                      33,788,853        60,933,061
                                                                                         -------------------------------------

Investing activities
Purchase of KRON-TV                                                                                     -      (650,000,000)
Capital expenditures                                                                           (6,366,553)       (4,502,030)
Proceeds from sale of WKBT-TV                                                                           -        23,983,758
Decrease in deposits and other assets                                                            (254,495)       (8,469,024)
Increase in broadcast licenses and other  intangibles                                             (11,514)                -
                                                                                         -------------------------------------
Net cash used in investing activities                                                          (6,632,562)     (638,987,296)
                                                                                         -------------------------------------

Financing activities
Repurchase of public subordinated debt                                                         (5,000,000)                -
Principal payments on long-term debt                                                          (12,327,000)     (105,910,000)
Borrowings from working capital facility                                                        6,327,000         3,910,000
Borrowings from new credit facility                                                                     -       735,004,221
Deferred acquisition and debt refinancing costs incurred                                          (63,503)      (27,477,132)
Repurchase of Class A Common Stock                                                            (14,031,590)      (29,995,987)
Proceeds from exercise of Common Stock options                                                    223,012           211,675
Principal payments under capital lease obligations                                               (544,737)         (631,703)
                                                                                         -------------------------------------
Net cash (used in) provided by financing activities                                           (25,416,818)      575,111,074
                                                                                         -------------------------------------

Net increase (decrease) in cash                                                                 1,739,473        (2,943,161)
Cash and cash equivalents at beginning of year                                                    663,298         2,952,144
                                                                                         -------------------------------------
Cash and cash equivalents at September 30                                                   $   2,402,771     $       8,983
                                                                                         =====================================

Supplemental disclosure of cash flow information

Interest paid                                                                               $  45,046,920     $  45,560,840
                                                                                         =====================================

Non-cash investing activities

Common stock issued in connection with purchase of KRON-TV                                  $          -      $  89,053,245
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

3. Acquisition

         On June 26, 2000, the Company acquired the assets of KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650.0 million in cash plus approximately 3.9 million shares of the Company's Class A Common Stock. This acquisition was accounted for as a purchase. Based on the Company's preliminary allocation of the purchase price, net tangible and intangible assets amounted to approximately $61.8 million and $677.3 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives which do not exceed 40 years. The purchase price allocation is to be finalized in the fourth quarter of 2000. The operating results of KRON-TV and BayTV are included in the Company's consolidated results of operations from the date of acquisition.

         The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV as if it had been effected January 1, 1999 and 2000. The three month period ended September 30, 2000 is the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three months ended September 30, 1999 and nine months ended September 30, 1999 and 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.


                                                       Three Months                Nine Months
                                                       ------------                -----------
                                                  Pro forma     Actual          Pro Forma Pro forma
                                                   9/30/99     9/30/00        9/30/99        9/30/00
                                                 -----------  ---------      ----------    ----------
                                                   (dollars in thousands, except per share data)
Net revenue                                       $94,603      $102,034      $292,355        $323,173
Operating income                                   $1,755       $30,750       $39,472         $80,876
Net (loss) income                               $(29,260)      $(1,630)     $(53,025)            $775
Basic (loss) income per common  share             $(1.68)       $(0.10)       $(3.03)           $0.05

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

         The following table sets forth certain operating data for the three and nine months ended September 30, 1999 and 2000:

                                                  Three Months Ended        Nine Months Ended
                                                  ------------------        -----------------
                                                     September 30,            September 30,
                                                     -------------            -------------
                                                   1999          2000        1999        2000
                                                   ----          ----        ----        ----
                                                 (dollars in thousands)  (dollars in thousands)
Operating (loss)income ......................   $  (5,381)   $  30,750    $  21,324    $  59,444
Add:
     Amortization of program license rights .       7,886        9,377       32,190       36,685
     Depreciation and amortization ..........      12,209       15,750       36,061       38,419
     Corporate overhead .....................       2,020        2,356        6,242        9,390
     Non-cash ...............................      18,319          328       18,876          993
compensation
Less:
     Payments for program license liabilities      (7,640)      (9,345)     (31,806)     (35,395)
                                                ---------    ---------    ---------    ---------
Broadcast flow cash .........................   $  27,413    $  49,216    $  82,887    $ 109,536
                                                =========    =========    =========    =========

Television Revenues

         Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenues, as well as agency and national sales representative commissions:

                                      Three Months Ended                    Nine Months Ended
                                      ------------------                    -----------------
                                        September 30,                         September 30,
                                        -------------                         -------------
                                   1999                 2000              1999                2000
                                   ----                 ----              ----                ----
                          Amount          %      Amount        %   Amount      %        Amount        %
                          -------         --    --------      --   ------      -        ------        --
                              (dollars in thousands)                      (dollars in thousands)
Revenues
Local ............   $  47,918     64.2    $  65,597     55.0    $ 152,457     65.1    $ 174,170     59.8
National .........      21,918     29.3       40,243     33.8       67,052     28.6       90,082     30.9
Network ..........       3,113      4.2        4,324      3.6        9,632      4.1       10,201      3.5
Political ........         657      0.9        6,541      5.5        1,163      0.5       11,280      3.9
  Production/Other       1,072      1.4        2,478      2.1        3,952      1.7        5,725      1.9
                     ---------    -----    ---------    -----    ---------    -----    ---------    -----
Total ............      74,678    100.0      119,183    100.0      234,256    100.0      291,458    100.0

Commissions ......     (10,488)   (14.0)     (17,150)   (14.4)     (33,115)   (14.1)     (42,334)   (14.5)
                     ---------    -----    ---------    -----    ---------    -----    ---------    -----

Net Revenue ......   $  64,190     86.0    $ 102,033     85.6    $ 201,141     85.9    $ 249,124     85.5
                     =========    =====    =========    =====    =========    =====    =========    =====

Recent Developments

         KRON-TV and BayTV Acquisition. On June 26, 2000, the Company acquired KRON-TV and a 51% interest in the San Francisco cable channel BayTV from The Chronicle Publishing

Company. At the time of this acquisition, the Company entered into a new senior credit facility, as described in the Liquidity section, a portion of which was used to finance the cash component of the acquisition and to pay the fees and expenses associated with the acquisition. The Company paid Chronicle Publishing $650 million in cash plus 3,888,788 shares of Class A common stock. Chronicle Publishing subsequently distributed these shares to its shareholders.

         Share Repurchase Program. On June 27, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $30 million of its Class A common stock. The Company has repurchased 888,631 shares of its Class A common stock under this repurchase program for an aggregate purchase price of $30.0 million. Such repurchases, were made in the open market and by block purchase, subject to applicable legal and other requirements.

Results of Operations

Three Months ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         The following historical financial information includes the results of KRON-TV and BayTV ("KRON-TV") since their date of acquisition on June 26, 2000.

         Net revenue for the three months ended September 30, 2000 was $102.0 million, an increase of $37.8 million, or 58.9%, compared to $64.2 million for the three months ended September 30, 2000, with KRON accounting for $36.8 million of such increase. Local and national revenues were $65.6 million and $40.2 million, respectively, for the three months ended September 30, 2000, compared to $47.9 million and $21.9 million, respectively, for the three months ended September 30, 1999, an increase in local revenues of $17.7 million and an increase in national revenues of $18.3 million. Local and national revenues at KRON for the three months ended September 30, 2000 were $19.2 million and $19.9 million, respectively. Political revenue for the three months ended September 30, 2000 was $6.5 million, an increase of $5.9 million from the three months ended September 30, 1999, with KRON accounting for $914,000 of such increase. The increase in political revenue was attributable to 2000 being a national election year with more state and local elections, while 1999 had only limited state and local elections.

         Operating expenses including selling, general and administrative expenses for the three months ended September 30, 2000 were $43.5 million, compared to $29.1 million for the same period in 1999, an increase of $14.4 million, or 49.5%. KRON-TV accounted for $12.7 million of such increase.

         Amortization of program license rights for the three months ended September 30, 2000 was $9.4 million, compared to $7.9 million for the three months ended September 30, 1999, an increase of $1.5 million, or 19.0%. KRON-TV recorded $2.1 million of amortization expense in the third quarter of 2000. KCAL-TV aired five less Anaheim Angels baseball games in the third quarter of 2000 than in the third quarter of 1999, which reduced their amortization expense approximately $480,000.

         Depreciation of property and equipment and amortization of intangible assets was $15.7 million for the three months ended September 30, 2000, compared to $12.2 million for the three months ended September 30, 1999, an increase of $3.5 million, or 28.7%. KRON-TV recorded approximately $5.2 million of depreciation and amortization in the third quarter of 2000. The decrease, net of KRON's costs, is primarily attributable to fixed assets and intangibles becoming fully depreciated and amortized.

         The Company made payments for program license liabilities of $9.3 million during the three months ended September 30, 2000, compared to $7.6 million for the three months ended September 30, 1999, an increase of $1.7 million, or 22.4%. KRON-TV made approximately $2.0 million in program license payments in the third quarter of 2000. The decrease, net of KRON's payments, is primarily attributable to the five less Anaheim Angels baseball games.

         Corporate overhead for the three months ended September 30, 2000 was $2.3 million, compared to $2.0 million for the three months ended September 30, 1999, an increase of $336,000, or 16.6%.

         Non-cash compensation was $328,000 for the three months ended September 30, 2000, compared to $18.3 million for the comparable period in 1999. The Company recorded a non-cash compensation charge of $18.3 million in 1999 for extending the expiration date of stock options granted in 1994 and 1995.

         Interest expense was $32.0 million for the third quarter ended September 30, 2000, compared to $15.9 million for the same period in 1999, an increase of $16.1 million. This increase is primarily attributable to the higher debt levels associated with the KRON acquisition.

         As a result of the factors discussed above, the net loss for the three months ended September 30, 2000 and 1999 was $1.6 million and $21.6 million, respectively.

         Broadcast cash flow was $49.2 million for the three months ended September 30, 2000, compared to $27.4 million for the three months ended September 30, 1999, an increase of $21.8 million, or 79.6%, with KRON accounting for all of such increase. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 48.2% for the three months ended September 30, 2000, compared to 42.7% for the same period in 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         The following historical financial information includes the results of KRON-TV and BayTV ("KRON-TV") since their date of acquisition on June 26, 2000.

         Net revenue for the nine months ended September 30, 2000 was $249.1 million, an increase of $48.0 million, or 23.9%, compared to $201.1 million for the nine months ended September 30, 1999, with KRON-TV accounting for $38.4 million of this increase. Improvement in various local market economies and the national economy led to increases in the Company's gross local and national revenues of 1.0% and 3.3%, respectively, excluding KRON-TV. Political revenue for the nine months ended September 30, 2000 was $11.3 million, compared to $1.2 million for the same period in 1999, with KRON accounting for $914,000 of such increase. The increase is primarily attributable to 2000 being a national election year with presidential primaries (most importantly in California and Iowa) and many state and local elections, while 1999 had only limited state and local elections.

         Operating expenses, including selling, general and administrative expenses, were $104.2 million for the nine months ended September 30, 2000, compared to $86.4 million for the nine months ended September 30, 1999, an increase of $17.8 million, or 20.6%. KRON-TV accounted for $13.4 million of such increase. Approximately $1.2 million of this increase was attributable to New Media/Internet expenses related to sales on the stations' Internet sites. The remaining increase was primarily attributable to higher local sales commission resulting from increased sales and increased news and production costs from coverage of the Tennessee Titans in the Super Bowl.

         Amortization of program license rights for the nine months ended September 30, 2000 was $36.7 million compared to $32.2 million for the nine months ended September 30, 1999, an increase of $4.5 million. KRON-TV accounted for $2.3 million of this increase. The remaining portion of this increase is attributable to the increase in the number of Los Angeles Lakers and Clippers games televised during 2000, compared to 1999; net of the reduction of Anaheim Angels games aired in 2000 compared to 1999.

         Depreciation of property and equipment and amortization of intangible assets was $38.4 million for the nine months ended September 30, 2000, compared to $36.1 million for the nine months ended September 30, 1999, an increase of $2.3 million, or 6.4%. Depreciation and amortization at KRON-TV was $6.0 million. The decrease, net of KRON, was primarily attributable to equipment at the three stations acquired in 1994 that had five year depreciable lives, becoming fully depreciated.

         The Company made payments for program license liabilities of $35.4 million during the nine months ended September 30, 2000, compared with payments of $31.8 million during the nine months ended September 30, 1999, an increase of $3.6 million. KRON-TV accounted for $2.0 million of this increase. The increase in the Los Angeles Lakers and Clippers games televised, net of the reduction in Anaheim Angels games televised, accounted for all of the remaining increase.

         Corporate overhead was $9.4 million for the nine months ended September 30, 2000, compared to $6.2 million for the nine months ended September 30, 1999, an increase of $3.2 million. Approximately $1.9 million of this increase was attributable to a one-time bonus granted by the Board of Directors to certain members of management upon the close of the KRON-TV acquisition. The remaining increase was the result of increased personnel and administrative costs.

         Non-cash compensation was $993,000 for the nine months ended September 30, 2000, compared to $18.9 million for the same period in 1999. The Company recorded a non-cash compensation charge of $18.3 million in 1999 for extending the expiration date of stock options granted in 1994 and 1995.

         Interest expense was $63.8 million for the nine months ended September 30, 2000, compared to $47.2 million for the prior year period, an increase of $16.6 million, or 35.2%. The increase in interest expense is due to higher debt levels associated with the KRON acquisition.

         On February 29, 2000, the Company sold WKBT-TV for approximately $24.0 million and recorded a gain on the sale of approximately $15.7 million. A state tax provision of $1.5 million was recorded in the first quarter of 2000, as a result of this gain.

         As a result of the factors discussed above, the net income for the Company was $9.0 million for the nine months ended September 30, 2000 compared with a net loss of $26.7 million for the same period in 1999.

         Broadcast cash flow was $109.5 million for the nine months ended September 30, 2000, compared to $82.9 million for the same period in 1999, an increase of $26.6 million, or 32.1%. KRON-TV accounted for approximately $22.7 million of this increase. Broadcast cash flow margins (broadcast cash flow divided by net revenues) were 44.0% for the nine months ended September 30, 2000, compared to 41.2% for the same period in 1999.

         Pro Forma

         The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 1999 and January 1, 2000. The three month period ended September 30, 2000 is the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three months ended September 30, 1999 and nine months ended September 30, 1999 and 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.


                                                                         Unaudited Pro Forma
                                                                         -------------------
                                                            Three Months Ended       Nine Months Ended
                                                            ------------------       -----------------
                                                               September 30,             September 30,
                                                               ------------              ------------
                                                           1999             2000     1999(1)     2000(1)
                                                           ----             ----     -------     -------
                                                                        (dollars in thousands)
Net revenues (2)                                          $94,603     $102,034      $292,355    $323,173
Operating expenses, including selling, general
        and administrative expenses                        42,929       43,473       128,841     136,597
Amortization of program license rights                     11,083        9,377        41,893      42,217
Depreciation and amortization                              18,498       15,750        57,031      53,100
Corporate overhead                                          2,020        2,356         6,242       9,390
Non-cash compensation paid in common stock                 18,318          328        18,876         993
                                                      ------------ ------------    ----------- -----------
Operating income                                           $1,755      $30,750       $39,472    $ 80,876
                                                      ============ ============    =========== ===========
Broadcast cash flow (3)                                   $41,034      $49,216      $121,711    $145,512
Broadcast cash flow margin                                  43.4%        48.2%          41.6%       45.0%
Operating cash flow (4)                                   $39,014      $46,860      $115,469   $ 136,122

(1) Pro forma adjustments reflect the amortization of intangible assets associated with the KRON and BayTV acquisition over a 40 year period and increased annual depreciation resulting from the newly acquired property and equipment depreciated over new estimated useful lives. In addition, these adjustments reflect the amortization expense of the new debt financing costs related to the new Senior Credit Facility.

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

Liquidity and Capital Resources

         Cash provided by operations for the nine months ended September 30, 2000 and 1999 was $60.9 million and $33.8 million, respectively. Changes in the Company's net cash flows from operating activities are primarily the result of increases in net revenues and a decrease of accounts payable during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

         Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $639.0 million and $6.6 million, respectively. The increase in 2000 was primarily due to the purchase of KRON-TV and BayTV for $650.0 million in cash, net of the $24.0 million in proceeds from the sale of WKBT-TV.

         Cash provided by financing activities for the nine months ended September 30, 2000 was $575.1 million and cash used in financing activities for the nine months ended September 30, 1999 was $25.4 million. Financing activities for the nine months ended September 30, 2000 and 1999 include principal payments under the Company's existing senior credit facility of $105.9 million and $12.3 million, respectively. In June 2000, the Company borrowed approximately $708.6 million under a new senior credit facility (the "New $600.0 million Senior Credit Facility"), to purchase KRON-TV, pay down the existing senior credit facility and pay fees relating to the KRON-TV acquisition and the New Senior Credit Facility. In the nine months ended September 30, 2000 and 1999, the Company repurchased and retired $30.0 million and $14.0 million, respectively, of Class A common stock.

         On June 26, 2000, the Company entered into the New $600.0 million Senior Credit Facility which provides for borrowings of up to an aggregate of $600.0 million in the form of a five-and-three-quarter year amortizing term loan facility in the amount of $125.0 million ("Term A"), and a six-and-three-quarter year amortizing term loan facility in the amount of $475.0 million ("Term B"). In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), which provides for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a five-and-one-half-year revolving credit facility in the amount of $150.0 million. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to as the "Senior Credit Facility." The Company borrowed $708.6 million under the Senior Credit Facility to finance the cash portion of the KRON-TV acquisition, pay-down $41.1 million outstanding under the existing senior credit facility, including interest, and pay closing costs relating to both.

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

         On July 3, 2000, the Company entered into a swap agreement for $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company will pay a fixed interest rate of 7.0882% and the Company will receive interest, from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense.

         It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

         The Company files a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 1999, the Company had approximately $210.0 million of net operating loss ("NOL") carryforwards which are subject to annual limitations imposed by Internal Revenue Code Section 382.

Impact of Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by Statement of Financial Accounting Standards No. 137, and is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that the Company recognize any derivatives as either assets or liabilities and measure those instruments at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that the adoption of this statement will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         Our Senior Credit Facility bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we entered into derivative financial instruments in June and July 2000. These derivative financial instruments are interest rate swap agreements that expire in varying amounts through 2003.

Item 6.  Exhibits and Reports on Form  8-K.

         (a) Exhibits.

Exhibit

Number         Exhibit Description
------         -------------------

11             Statement Re Computation of Per Share Earnings.

27             Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter of the fiscal year ending December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   YOUNG BROADCASTING INC.



Date:  November 10, 2000                           By: /s/ Vincent J. Young
                                                           ----------------
                                                           Vincent J. Young
                                                           Chairman




Date:    November 10, 2000                          By: /s/ James A. Morgan
                                                    --------------------------
                                                    James A. Morgan
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    principal financial officer)