Form 10-K405
period 2000-12-31
YOUNG BROADCASTING INC /DE/
filed 2001-03-19
CIK 929144

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

For the fiscal year ended December 31, 2000      Commission file number: 0-25042

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

                              Yes  X    No _______
                                 -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of February 28, 2001 was approximately $567,454,240.

                             ____________________

     Number of shares of Common Stock outstanding as of February 28, 2001:
14,276,221 shares of Class A Common Stock and 2,291,786 shares of Class B Common Stock.

                             ____________________

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                        Location in Form 10-K
                    Document                            in which incorporated
                    --------                            ---------------------
     Registrant's Proxy Statement relating to                  Part III
     the 2001 Annual Meeting of Stockholders

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-K

                               Table of Contents

                                                                                                        Page
                                                                                                        ----
PART I

 Item 1.     Business.................................................................................   1

 Item 2.     Properties...............................................................................  22

 Item 3.     Legal Proceedings........................................................................  24

 Item 4.     Submission of Matters to a Vote of Security Holders......................................  24

PART II

 Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................  26

 Item 6.     Selected Financial Data..................................................................  27

 Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....  28

 Item 7A     Quantitative and Qualitative Disclosures About Market Risk...............................  36

 Item 8.     Financial Statements and Supplementary Schedule..........................................  37

 Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  57

PART III

 Item 10.    Directors and Executive Officers of the Registrant.......................................  57

 Item 11.    Executive Compensation...................................................................  57

 Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................  57

 Item 13.    Certain Relationships and Related Transactions...........................................  57

PART IV

 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  57

SIGNATURES............................................................................................  60

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

                                    PART I

Item 1.   Business.

          All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2000, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

General

          The Company owns and operates twelve television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Six of the stations are affiliated with American Broadcasting Companies, Inc. ("ABC"), three are affiliated with CBS Inc. ("CBS"), two are affiliated with National Broadcasting Company, Inc. ("NBC"), and one is an independent station. The Company also owns a 51% interest in BayTV, a 24-hour local news and information channel in the San Francisco Bay Area. The Company's ownership in BayTV is subject to the call rights of AT&T Broadband, LLC, its partner in the BayTV joint venture. Each of the Company's stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached. The Company's sole independent television station, KCAL, Los Angeles, California ("KCAL"), is the only independent VHF television station operating in the Los Angeles market, which is ranked as the second-largest television market in terms of population and the largest in terms of estimated television revenue.

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

Recent Developments

          March 2001 Notes Offering. On March 1, 2001, the Company completed an offering (the "March 2001 Notes Offering") of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.0 million to a financial institution pursuant to a purchase agreement dated February 16, 2001. Pursuant to the terms of the purchase agreement, the Company has agreed to file a registration statement with respect to an offer to exchange the March 2001 Notes for notes of the Company with substantially identical terms of the March 2001 Notes, except that the new notes will not contain terms with respect to transfer restrictions. The Company will use approximately $254.4 million of the March 2001 Notes proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company will use the remaining proceeds to repay a portion of its outstanding indebtedness under the Company's senior credit facilities.

          KRON-TV and BayTV Acquisition. On June 26, 2000, the Company acquired KRON-TV, currently an NBC affiliated station in San Francisco, and a 51% interest in BayTV from The Chronicle Publishing Company. At the time of this acquisition, the Company entered into two senior credit facilities in the aggregate amount of $800.0 million, a portion of which was used to finance the cash component of the acquisition and to pay the fees and expenses associated with the acquisition. The Company paid Chronicle Publishing $650.0 million in cash plus 3,888,788 shares of its Class A common stock. Chronicle Publishing subsequently distributed these shares to its shareholders. While KRON-TV is currently an NBC affiliate, NBC has informed the Company that they will not extend the affiliation past December 31, 2001, when the affiliation agreement expires. For more information, see "Business- Network Affiliation Agreements."

          Share Repurchase Program. On June 27, 2000, the Company announced that its board of directors had authorized the repurchase of up to $30.0 million of its Class A common stock. The Company repurchased 888,631 shares of its Class A common stock under this repurchase program for an aggregate purchase price of $30.0 million.

          Disposition of WKBT-TV. On February 29, 2000, the Company completed the sale of WKBT-TV, in La Crosse, Wisconsin to Television Wisconsin, Inc. of Madison, Wisconsin for approximately $24.0 million. The Company recorded a gain on the sale of approximately $15.7 million, and a provision for income taxes of $1.5 million, in connection with the sale in the first quarter of 2000. The proceeds from the sale were used to pay down debt under its then existing senior credit facility.

Operating Strategy

          The Company continually seeks to increase its revenue and broadcast cash flow (as defined). The Company's operating strategy focuses on increasing the cash flow of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

          Targeted Marketing. The Company seeks to increase its revenue and broadcast cash flow by expanding existing relationships with local and national advertisers and attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company's success in increasing local advertising revenue is also attributable, in part, to the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of systems of performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the other stations.

          The Company's stations utilize a variety of marketing techniques to increase advertising revenue, including the following:

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

      Strong Local Presence. Each station seeks to achieve a distinct local identity principally through the quality of its local news programming and by targeting specific audience groups with special programs and marketing events. Each station's local news franchise is the foundation of the Company's strategy to strengthen audience loyalty and increase revenue and broadcast cash flow for each station. Strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

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

      In each of its markets, the Company develops additional information-oriented programming designed to expand the Company's hours of commercially valuable local news and other news programming with relatively small increases in operating expenses. In addition to local news, each station utilizes special programming and marketing events, such as prime time programming of local interest or sponsored community events, to strengthen community relations and increase advertising revenue. The Company places a special emphasis on developing and training its local sales staff to promote involvement in community affairs and stimulate the growth of local advertising sales.

      Programming. The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, management balances the cost of available syndicated programs; their potential to increase advertising revenue and the risk of reduced popularity during the term of the program contract. The Company seeks to purchase only those programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy and counter competitive programming. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

      Cost Controls. Each station emphasizes strict control of its programming and operating costs as an essential factor in increasing broadcast cash flow.

      The Company relies primarily on its in-house production capabilities and seeks to minimize its use of outside firms and consultants. The Company's size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its overhead costs by utilizing the group benefits provided by the Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company continually seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and continually reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenue through efficient use of its available resources.

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

          The Company plans to pursue favorable acquisition opportunities, as they become available. The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire or sell any television stations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

The Stations

          The Company's stations are geographically diverse, which minimizes the impact of regional economic downturns. Two stations are located in the west region (KCAL-Los Angeles, California and KRON-San Francisco, California), five stations are located in the Midwest region (WBAY-Green Bay, Wisconsin, KWQC-Quad Cities, KELO-Sioux Falls, South Dakota, WLNS-Lansing, Michigan and WTVO-Rockford, Illinois), four stations are in the southeast region (WKRN-Nashville, Tennessee, WRIC-Richmond, Virginia, WATE-Knoxville, Tennessee, and KLFY-Lafayette, Louisiana), and one station is in the northeast region (WTEN-Albany, New York).

          Six of the Company's twelve stations are affiliated with ABC, three are affiliated with CBS, two are affiliated with NBC and one is an independent station. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KCAL is the only independent VHF television station operating in the Los Angeles market. The following table sets forth general information for each of the Company's stations:


                                                                                                 Station
                                                                                   Commercial      Rank
                                    Market     Television               Network     Stations        In       In-Market    Year
                                    Rank(1)   Households(2)  Channel  Affiliation  in DMA(3)    Market(4)    Share(5)   Acquired
                                   ---------  -------------  -------  -----------  ----------  ------------  ---------  --------

KCAL (Los Angeles, CA)                  2      5,135,140       9           IND          13           7            8       1996
KRON (San Francisco, CA)/(6)/           5      2,431,720       4           NBC          16           1           13       2000
WKRN (Nashville, TN)                   31        830,800       2           ABC           7           3           22       1989
WTEN (Albany, NY)                      56        508,470      10/(7)/      ABC           6           3           25       1989
WRIC (Richmond, VA)                    60        489,320       8           ABC           5           3           25       1994
WATE (Knoxville, TN)                   63        462,000       6           ABC           5           2           23       1994
WBAY (Green Bay, WI)                   69        398,510       2           ABC           6           1           33       1994
KWQC (Quad Cities)                     90        306,600       6           NBC           4           1           41       1996
WLNS (Lansing, MI)                    107        240,570       6           CBS           4           1           34       1986
KELO (Sioux Falls, SD)                111        231,550      11/(8)/      CBS           4           1           47       1996
KLFY (Lafayette, LA)                  123        203,650      10           CBS           4           1           52       1988
WTVO (Rockford, IL)                   135        171,000      17           ABC           5           3           24       1988

(1) Refers to the size of the television market or Designated Market Area ("DMA") as used by Nielsen.
(2) Refers to the number of television households in the DMA as estimated by Nielsen.
(3) Represents the number of television stations ("reportable stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on to sign-off"). Does not include national cable channels. The number of reportable stations may change for each reporting period. "Weekly cumulative audience" measures the total number of different households tuned to a station at a particular time during the week. "Share" references used elsewhere herein measure the total daily households tuned to a station at a particular time during the week.
(4) Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2000.
(5) Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market ("in-market share"), as measured sign-on to sign-off.
(6) KRON's affiliation with NBC will end on December 31, 2001, when their affiliation agreement expires.
(7) WTEN has a satellite station, WCDC (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.
(8) KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 172.

The following is a description of each of the Company's stations:

          KCAL, Los Angeles, California. The Company acquired KCAL from KCAL Broadcasting, Inc., a subsidiary of the Walt Disney Company on November 22, 1996. KCAL has the distinction of being one of the first commercial stations in the country. KCAL's first broadcast was on December 23, 1931. It is now the only independent VHF station in the Los Angeles market. Los Angeles is the second largest DMA with an estimated 5,135,140 television households and the country's largest television market in terms of estimated advertising dollars spent on the medium. There are thirteen reportable stations in the DMA. For the November 2000 ratings period, KCAL was ranked seventh after the local ABC, NBC, CBS, WB, Fox and UPN affiliates, with an overall sign-on to sign-off in-market share of 7.6%.

          KCAL is a prominent news provider in the market, presenting 29.5 hours of such programming each week and more than 13 half-hour specials. In 1995, the station won the prestigious Edward R. Murrow Award as the "Best Local Newscast in the Country." In 1996, KCAL was honored with nine Golden Mikes, including Best 30-Minute Newscast and Best Daytime Newscast, ten Emmys, five Radio Television News Directors awards, ten New York Film Festival Awards, 17 Associated Press Awards and 31 Los Angeles Press Club Awards. In 1997, KCAL won five Golden Mikes. In 1998, KCAL won eight Emmys and four Golden Mikes. In 1999, KCAL won two Emmys for live sports coverage and two Golden Mikes for news coverage. In 2000, KCAL won nine Emmys for news and sports coverage, including "Best Hour-Long Newscast"- more than any other Los Angeles station. KCAL also won three Golden Mikes for its coverage in 2000. KCAL's coverage of politics, including the Democratic National Convention in Los Angeles was a high point of 2000 coverage. Since 1991, KCAL has been the most honored local station in Los Angeles for news.

          KCAL is also the broadcast station of choice for premiere local sports franchises with over 130 major televised sporting events each year. KCAL has won numerous Emmy Awards and currently has agreements with the Los Angeles Lakers (four years remaining), Anaheim Angels (five years remaining), Mighty Ducks of Anaheim (4 years remaining), and the Los Angeles Galaxy (two years remaining). Furthermore, KCAL is currently negotiating a new contract with the Los Angeles Clippers. The station also has agreements to broadcast PAC 10 Football, the John Wooden Classic and the Los Angeles Triathlon. These contracts enable KCAL to offer advertisers year-round sports packages aimed at very attractive audience categories.

          As the largest market in the country's largest state, Los Angeles enjoys a diverse industry makeup ranging from entertainment and manufacturing to international trade and financial services. In addition to Los Angeles County, KCAL reaches Orange, Santa Barbara and other counties in Southern California. Orange County alone has ranked fifth, nationally, in both population and population growth over the last five years. According to Investing in Television Market Report 2000 (4/th/ Edition), published by BIA Publications, Inc. (the "BIA Guide"), the average household income in the Los Angeles market in 1998 was $46,893, with an effective buying income projected to grow at an annual rate of 2.4% through 2003. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market.

According to the BIA Guide, retail sales growth for the Los Angeles market is projected to average 2.2% annually through 2003.

          KRON, San Francisco, California. The Company acquired KRON from The Chronicle Publishing Company on June 26, 2000. KRON is a VHF television station in the San Francisco Bay Area, the fifth largest television revenue market in the country, based on television households. KRON has been an NBC affiliate since it was first granted an FCC license in 1949. As an NBC affiliate, KRON is the largest non-network owned station in the country.

          The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose, DMA is an attractive market for advertisers given its size, demographics and powerful economy. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. The San Francisco Bay Area has a total population of approximately 6.4 million with approximately 2.4 million television households. The San Francisco Bay Area population is particularly affluent with a per household annual effective buying income of approximately $56,000, which ranks second in the nation behind Washington, D.C. The San Francisco Bay Area economy has experienced significant growth in the past five years driven by Silicon Valley and the growing importance of technology-based industries to the regional and national economies.

          KRON distributes its news content through as many local outlets as possible to increase the public awareness of KRON's news programs. By having its news product on a variety of distribution outlets, KRON seeks to attract viewers to its regular newscasts and thereby increase its ratings and advertising base. Currently, in addition to its traditional newscasts, KRON airs news updates on CNN Headline News every half hour and MSNBC hourly.

          KRON maintains strong relationships with most of the major studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Frasier, and Judge Judy under favorable terms through the 2003-2004 season.

          The current affiliation agreement with NBC expires December 31, 2001. NBC announced that it has entered into an affiliation agreement with Granite Broadcasting Corporation, and that the NBC affiliation agreement with KRON will not be renewed. See "-Network Affiliation Agreements."

          KRON is scheduled to become an independent television station on January 1, 2002. KRON's plan is to become a hyper-local television station. This will be accomplished with a significant expansion of local news programming, continued expansion of other local programming, as well as the acquisition of quality syndicated programming. News expansion will be a significant factor in the new schedule. While continuing in the existing traditional time slots, local news production will almost double the current amount of news programming. Syndicated programming has been secured for other dayparts including long-term renewals of Entertainment Tonight, Frasier, Judge Judy, and Judge Joe Brown. The station has also acquired Inside Edition, Rendezvous, Maximum Exposure, and X-Files. These programs will be supplemented by strong local programming such as Bay Area Backroads, a highly acclaimed and KRON-produced series of programs focusing on the Bay Area in a documentary format. During the second half of 2001, KRON will aggressively promote its new schedule and independent status.

          WKRN, Nashville, Tennessee. WKRN, acquired from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 31/st/ largest DMA, with an estimated 830,800 television households. There are seven reportable stations in the DMA. For the November 2000 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 22%. The station's syndicated programs include Live with Regis, Rosie, Judge Judy, Wheel of Fortune, and the sitcom, Friends.

          WKRN posted its best revenue year in the station's history, beating its previous record by 9%, and its dollar share in the Nashville market in 2000 was the highest since 1994, based on five area stations' reported sales. Additionally, the quality and ratings of the station's newscasts have improved dramatically in recent years. News 2 has won the prestigious Peabody Award for investigative journalism and in the past three years has won more local Emmys for news than any of its Nashville competitors.

          Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Dell Computer, Nissan, Saturn, Columbia/HCA, Shoney's, Bell South and Gaylord Entertainment. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 1998 was $44,569, with effective buying income projected to grow at an annual rate of 6.8% through 2003. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 6.0% annually through 2003.

          WKRN is a prime example of the Company's strategy to achieve a strong local presence and has been recently nominated for Nashville's Corporate Donor of the Year for its commitment to community activities. Public Service involvement ranges from raising food for the hungry, The Ronald McDonald House, to focusing on the issues and concerns of children through its "Kids to Kids" and "One for the Community" fund raising effort.

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

          The Albany market (which includes Schenectady and Troy) is the 56/th/ largest DMA, with an estimated 508,470 television households. There are six reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 2000 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 25%, compared to 33% for WNYT, the NBC affiliate, 30% for WRGB, the CBS affiliate, 8% for WXXA, the Fox affiliate, 0% for WYPX, the PAX station, and 4% for WEWB, the WB affiliate signed on as of September 1999. The station's syndicated programs include Wheel of Fortune, Jeopardy, Rosie, and Judge Joe Brown. WTEN has won numerous awards in recent years for both local news and public affairs programming.

          Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Chubb Corp, State Farm Insurance, Key Corp. and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 1998 was $41,739, with effective buying income projected to grow at an annual rate of 2.4% through 2003. Retail sales growth in this market is also projected by the BIA Guide to average 2.3% annually during the same period.

          The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenue. Selective use of sales marketing programs has generated over $2 million of new incremental revenue in 2000.

          WTEN's share of market revenue was 24.6% in 1998 which is a 5% increase over the prior year. The station achieved a market share of 24.7 for the calendar year 1999 and maintained a 24.7% share in calendar year 2000 despite the addition of a WB affiliate.

          WRIC, Richmond, Virginia. WRIC, acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 60/th/ largest DMA, with an estimated 489,320 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2000 ratings period, WRIC was in third place in the ratings, eight points behind WWBT, the NBC affiliate, and two points behind WTVR, the CBS affiliate, with a sign-on to sign-off in market share of 25% compared to 33% for WWBT and 27% for WTVR. The station's syndicated programming includes Wheel of Fortune, Jeopardy, Maury Povich, and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

          Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of Virginia. Capital One is the largest employer in the market, employing approximately 8,642 residents. According to the BIA Guide, the average household income in the Richmond market in 1998 was $43,579 with effective buying income projected to grow at an annual rate of 3.7% through 2003. Retail sales growth is also projected by the BIA Guide to average 4.4% annually during the same period.

          WATE, Knoxville, Tennessee. WATE, also acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 63/rd/ largest DMA, with an estimated 462,000 television households. There are five reportable stations in the DMA, three of which are VHF stations. During the November 2000 ratings period, WATE ranked second, with a sign-on to sign-off in-market share of 23%. The station's syndicated programming includes To Tell The Truth, Judge Judy and Rosie. WATE has won numerous awards in recent years from regional journalism organizations, including Emmy Awards from the mid-south Chapter of NATAS. In 2000, WATE also received three Edward R. Murrow regional awards for: writing, use of video and sports reporting, as well as two American Cancer Society regional honors.

          According to the BIA Guide, the average household income in the Knoxville market in 1998 was $37,914, with effective buying income projected to grow at an annual rate of 5.5% through 2003. Retail sales growth is also projected by the BIA Guide to average 5.8% annually during the same period.

          WBAY, Green Bay, Wisconsin. WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 398,510 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2000 ratings period, WBAY was first in the ratings, with a sign-on to sign-off in-market share of 33%. The station's syndicated programming includes Home Improvement, Seinfeld, Friends, Martha Stewart, Rosie, and Spin City.

          WBAY has won many state and regional awards for excellence from the Associated Press, the Milwaukee Press Club and most recently the Wisconsin Broadcasters Association first place award for best spot news coverage in medium size markets and a Mid-West Regional Emmy for promotion production.

          WBAY sponsors public service campaigns for Children First, Toys for Tots, Scouting for Food, A Taste of Wine and Cheese and The Brett Favre Challenge, which raise over $250,000 for the Boys and Girls Club of Green Bay, Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA, and many others. WBAY has produced and aired the telethon for local Cerebral Palsy Inc. for the last 47 years. Last year's telethon raised $750,000 for the organization.

          The station's primary focus is local news and won in the ratings in 2000 for every newscast. That includes early morning (5 AM - 7 AM), Noon, 5 PM, 6 PM, 10 PM and weekends.

          According to the BIA Guide, the average household income in the Green Bay market in 1998 was $41,879 with effective buying income projected to grow at an annual rate of 4.5% through 2003. Retail sales growth is also projected by the BIA Guide to average 5.1% annually during the same period.

          KWQC, Quad Cities. The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 90/th/ largest DMA serving an estimated 306,600 television households in eastern Iowa and western Illinois. There are four reportable stations in the DMA, three of which are VHF. During the November 2000 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 41%. The station has retained the number one position for over fourteen years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Martha Stewart, Hollywood Squares, Inside Edition and Cheers.

          KWQC places a strong emphasis on local news and community related events and broadcasts. The station annually produces several news specials in addition to providing 25 hours of local news and information programming per week. KWQC is involved in a variety of community events including Race for The Cure, Toys for Tots, Festival of Trees, the Student Hunger Drive, the United Way Drive, Bix 7 Race and Women's Lifestyle Fair.

          John Deere Corporation and Eagle Country Markets are both headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Oscar Mayer, J.I. Case and Modern Woodman. Riverboat gambling has brought three boats to the market that have increased the tourism business. The market has also experienced an increase in convention business.

          According to the BIA Guide, the average household income in the Quad Cities market in 1998 was $40,947, with effective buying income projected to grow at an annual rate of 3.6% through 2003. Retail sales growth is also projected by the BIA Guide to average 3.9% annually during the same period.

          WLNS, Lansing, Michigan. WLNS, acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 107th largest DMA, with an estimated 240,570 television households. WLNS is one of only two VHF network affiliates in the DMA. During the November 2000 ratings period, WLNS was tied for the highest-rated station out of four reportable stations in its DMA, with a sign-on to sign-off in-market share of 34%. The station's syndicated programming includes Rosie, Entertainment Tonight, Hollywood Squares, and Montel Williams.

          WLNS attributes its long success to a commitment to local news and community service, which has been unmatched in the Lansing market. Newscenter 6 broadcasts 24 hours per week of local news, including two hours from 5 AM to 7 AM weekdays, plus the only midday local newscast in the market. The station's 6 PM newscast remains the area's single most viewed television newscast. A WLNS trademark through the years has been the ability to develop innovative partnerships as a means to address vital community issues. In 1999, WLNS and Farm Bureau Insurance collaborated to purchase Lansing's only Doppler radar which brought real- time weather information to the market for the first time, and has been credited with providing emergency warnings to tens of thousands of people before the National Weather Service could act. In 2000, Newscenter 6 and Ingham Regional Medical Center formed Partners in Health, a unique multimedia approach to providing consumers with health and medical information including the use of sophisticated video streaming techniques on the Internet, demonstrating advances in surgical procedures. Since 1993, WLNS-TV has partnered with Crimestoppers to broadcast information about unsolved crimes and offered information to help viewers avoid becoming victims of crime. The WLNS-Crimestoppers effort has resulted in the arrest of many fugitive felons and solved several major crimes over the years. That program has also recently expanded to include the station's web site.

          The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 15,500 people. General Motors has approximately 14,000 employees. Michigan State University has over 12,000 employees with a student enrollment of over 42,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 1998 was $42,439, with effective buying income projected to grow at an annual rate of 3.3% through 2003. Retail sales growth in this market is also projected by the BIA Guide to average 4.7% annually during the same period.

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

          The Sioux Falls market is the 111th largest DMA serving an estimated 231,550 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota. There are four reportable stations in the DMA, three of which are VHF. During the November 2000 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 47%, significantly ahead of the ABC, NBC and FOX affiliates, who had 29%, 15% and 9%, respectively. KELO-TV's newscast finished ahead of each of the competing stations for every weekday and weekend newscast time period. Recognizing the importance of local news, the station presents live newscasts seven times daily, with notable ratings and sales success. The station's revenue market share in 2000 was 49%. The projected market share in 2000 is 51%. The station's syndicated programming includes Rosie, Entertainment Tonight, and Martha Stewart.

          KELO typically doubles its competitors rating and share during news time periods. The disparity in demographics is even more pronounced. KELO triples and even quintuples its competition in key demographics in news time periods where the stations compete.

          Commitment to the community has always been a hallmark of KELO-TV. Last year the station was honored with a national Emmy award for its "Tradition of Caring" PSA.

          The largest employers in the market are Citibank and John Morrell. Sioux Falls is the largest city in South Dakota, with a population of 120,500. According to the BIA Guide, the average household income in the Sioux Falls market in 1998 was $41,771, with effective buying income projected to grow at an annual rate of 4.8% through 2003. Retail sales growth is also projected by the BIA Guide to average 5.9% annually during the same period.

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

          The Lafayette market is the 123/rd/ largest DMA, with an estimated 203,650 television households. KLFY ranks first in the November 2000 ratings period with an overall sign-on to sign-off in-market share of 52%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in 25 major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with an in-market share of 44%. The station's syndicated programs include The Maury Povich Show, Entertainment Tonight, Rosie, Sally Jessy Raphael, and Home Improvement.

     Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 120-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2000 ratings period, this program received a 6:00 a.m. - 7:00 a.m. in-market share of 50%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995, 1998 and 2000 "Station of the Year" award from the Louisiana Broadcasters Association.

     KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called "Meet Your Neighbor" and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. "Wednesday's Child" is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has, over the past fourteen years, raised over 2,800 tons of food for the hungry with its annual "Food for Families" all-day live remote from 17 locations in the DMA. It has an annual "Coats for Kids" campaign to clothe needy children and has raised over $10.2 million for the Muscular Dystrophy Association's ("MDA") annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

     According to the BIA Guide, the average household income in the Lafayette market in 1998 was $36,134, with effective buying income projected to grow at an annual rate of 6.0% through 2003. Retail sales growth in this market is also projected by the BIA Guide to average 6.1% annually during the same period.

     WTVO, Rockford, Illinois. WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

     The Rockford market is the 135/th/ largest DMA, with an estimated 171,000 television households. There are five reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 2000 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 24%, compared to 28% and 32% for the CBS and NBC affiliates, respectively. The station's syndicated programs include Sally Jessy Raphael, Rosie, Hollywood Squares, Men Are from Mars, Women Are from Venus and Extra. The station produces local interest programs such as Spotlight 17, Friday Football Blitz and Friday Basketball Blitz.

     WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Rockford is the second largest city in Illinois. Over 1,000 manufacturing firms employ a total of over 50,000 persons in the Rockford area, specializing in machine tool, automotive, aerospace, and consumer product industries. Prominent manufacturers in the area include Hamilton-Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Daimler/Chrysler Corporation's Neon facility. UPS has constructed a $60.0 million midwestern freight hub at Rockford. WTVO's share of revenue in 2000 is projected to be 24% versus 1999's 22%. According to the BIA Guide, the average household income in the Rockford market in 1998 was $43,662, with effective buying income projected to grow at an annual rate of 3.4% through 2003. Retail sales growth in this market is also projected by the BIA Guide to average 3.3% annually during the same period.

     BayTV, San Francisco, California. BayTV is the San Francisco Bay Area's only 24-hour local news and information channel offering viewers local news, sports, talk and other information. The programming for BayTV centers around features of interest to San Francisco Bay Area residents such as local high school sports, local college sports, restaurant reviews, local entertainment schedules, book reviews, long form coverage of local community events and more.

     In connection with Chronicle Publishing's sale of its cable systems to Tele-Communications, Inc. ("TCI") (now AT&T Broadband, LLC) in 1996, TCI acquired a 49% minority interest in BayTV, with Chronicle Publishing retaining a 51% ownership position and management control until its sale to the Company in June 2000.

     BayTV has affiliation agreements with seven local cable operators, each of which has been extended through March 31, 2001. AT&T Broadband, LLC accounts for 88% of the total subscribers.

     KRON-TV is currently negotiating with AT&T Broadband concerning the extension of BayTV's affiliation beyond its expiration on March 31, 2000, and the Company anticipates that a satisfactory arrangement with At&T Broadband will be reached.

     BayTV was launched with 850,000 TCI subscribers in July 1994. BayTV is currently carried in substantially all of the San Francisco Bay Area's 1.4 million cable homes.

     BayTV serves as a promotional platform for KRON's news product since many of KRON's anchors and reporters appear regularly on BayTV and several of KRON's main anchors have their own programs on BayTV. Certain KRON news programs are time shifted on BayTV for viewer convenience and BayTV purchases base infrastructure services such as equipment maintenance, promotional support, accounting, office services, human resources and studio operations from KRON.


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

     The Market for Television Programming. Television station revenue is primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenue from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups which an advertiser may be targeting. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

     All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. The Los Angeles, San Francisco and Nashville markets are metered.

     Whether or not a station is affiliated with one of the three major networks (NBC, ABC or CBS) has a significant impact on the composition of the station's revenue, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. The Fox Broadcasting Company ("Fox") has established a network of independent stations whose operating characteristics are similar to the major network affiliate stations although the number of hours of network programming for Fox affiliates is less than that of the three major networks. In recent years, Fox has effectively evolved into the fourth network.

     A fully independent station such as KCAL purchases or produces all of the programming which it broadcasts, resulting in generally higher programming costs than those of major-network affiliates in the same market. However, under increasingly popular barter arrangements, a national program distributor may receive advertising time in exchange for programming it supplies, with the station paying a reduced fee or no cash fee at all for such programming. Because the major networks regularly provide first-run programming during prime time viewing hours, their affiliates generally (but do not always) achieve higher audience shares, but have substantially less inventory of advertising time to sell during those hours than independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. The independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained therefrom. The independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the independent station typically achieves a share of advertising revenue in its market greater than its audience ratings.

     Broadcast television stations compete for advertising revenue primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Traditional network programming, and recently Fox programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, since greater amounts of advertising time are available for sale by independent stations and Fox affiliates, they typically achieve a share of the television market advertising revenue greater than their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers.

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

     Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership share. Both Time Warner, Inc. and Paramount Communications, Inc. have recently launched a new television network and have entered into affiliation agreements with certain independent commercial television stations. The programming made available by these new networks is presently limited. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

     In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming originated on the cable system. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Although cable television systems were initially used to retransmit broadcast television programming to paid subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences, and the increased competition could have an adverse effect on the Company's advertising revenue.

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

     Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now being used with current cable channels or direct broadcast satellites, reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized "niche" programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that these or other technological changes will have on the broadcast television industry or the future results of the Company's operations.

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

     Advertising. Advertising rates are based upon the size of the market in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces, and development of projects, features and programs that tie advertiser messages to programming. In addition to competing with other media outlets for audience share, the Company's stations also compete for advertising revenue, which comprise the primary source of revenue for the Subsidiaries. The Company's stations compete for such advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets.


Network Affiliation Agreements

     Each of the Company's network-affiliated stations is affiliated with its network pursuant to an affiliation agreement (an "Affiliation Agreement"). WKRN, WTEN, WRIC, WATE, WBAY and WTVO are affiliated with ABC. KELO, WLNS and KLFY are affiliated with CBS. The Quad Cities Station (KWQC) and KRON are affiliated with NBC.

     In October 1994, the Company and ABC entered into new Affiliation Agreements for five of the Company's ABC-affiliated stations. Effective August 14, 1995, the Company switched the affiliation of its then sole NBC affiliate to ABC. In addition, in September 1994, the Company and CBS entered into new Affiliation Agreements for three of the Company's CBS-affiliated stations. Such Affiliation Agreements with ABC and CBS provide for contract terms of ten years. The Affiliation Agreement for the Quad Cities Station provides for a ten-year term, with an expiration date of November 1, 2004. On April 3, 1996, the Company and CBS entered into new affiliation agreements for KELO and each of its satellite stations which expire on October 2, 2006.

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

     While KRON-TV is currently affiliated with the NBC television network, NBC has informed the Company that they will not extend the affiliation past December 31, 2001, when the affiliation agreement expires. As a result, the Company expects that KRON will become an independent station and, in such case, it is likely that KRON will experience increased programming costs and generate lower broadcast cash flow, which may adversely affect the Company's operating results.

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


Federal Regulation of Television Broadcasting

     Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), most recently amended in significant respects by the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act empowers the FCC, among other things: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to adopt and implement regulations and policies concerning the ownership and operation of television stations; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC has also adopted children's programming regulations for television broadcasters that effectively require most television broadcasters to air at least three hours per week of programming designed to meet the educational and informational needs of children age 16 and younger. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or, for particularly egregious violations, the revocation of a license. The Company's business will be dependent upon its continuing ability to hold television broadcasting licenses from the FCC.

     License Grant and Renewal. As a result of the 1996 Act, broadcast licenses are now generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny, and such parties, as well as other members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if after notice and an opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has the authority to deny the renewal application and consider a competing application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on the Company's operations. The main station licenses for the Company's television stations expire on the following dates: WRIC, October 1, 2004; KLFY, June 1, 2005; WKRN, August 1, 2005, WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; WTVO, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KCAL, December 1, 2006; KRON, December 1, 2006; WTEN, June 1, 2007; and WCDC, WTEN's satellite station, April 1, 2007.

     Multiple Ownership Restrictions. The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. As detailed below, in August 1999, the FCC substantially revised a number of its multiple ownership and attribution rules. Although these rules became effective November 16, 1999, they may still be modified in subsequent proceedings. In three separate orders, the FCC revised its rules regarding restrictions on television ownership, radio-television cross-ownership, and attribution of broadcast ownership interests. The three orders resolved several long pending rulemaking proceedings and respond, in part, to certain directives in the 1996 Act, where Congress liberalized the radio ownership rules and directed the FCC to consider certain additional deregulatory measures for television. On January 19, 2001, the FCC released separate orders on reconsideration, largely affirming the 1999 decisions. Certain changes to various rules, were, however, adopted. Changes to the FCC's rules adopted in the January 19, 2001 reconsideration orders are not yet effective. The FCC's key broadcast ownership rules, inclusive of the recent revisions, are summarized below:

     Local Television Ownership. The FCC's new TV "duopoly" rule permits parties to own two TV stations without regard to signal contour overlap provided they are located in separate markets referred to as designated market areas. In addition, the new rules permit parties to own up to two television stations in the same designated market area so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Furthermore, without regard to numbers of remaining or independently owned TV stations, the FCC will permit television duopolies within the same designated market area so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station continue to be exempt from the duopoly rule if located in the same designated market area as the "parent" station. The duopoly rule also applies to same-market Local Marketing Agreements ("LMAs") involving more than 15% of the brokered station's program time, although current LMAs will be exempt from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the LMA. Further, the FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. In its January 19, 2001 reconsideration order, which largely affirmed new duopoly rules, the FCC modified the rules to require that in order for a television station to count toward the minimum number necessary for a proposed duopoly, its Grade B signal contour must overlap the Grade B signal contour of at least one of the TV stations involved in the proposed combination.

     National Television Ownership Cap. On the national level, the 1996 Act raised the national audience coverage restriction on television station ownership from 25% to 35% of the national audience. Accordingly, one party may not have an attributable interest in television stations, which reach more than 35% of all U.S. television households. Under the FCC's rules, affirmed by a reconsideration order released January 19, 2001, if entities have attributable interests in two stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national cap.

     Radio-Television Cross Ownership. The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's new radio-television cross-ownership rule uses a graduated test based on the number of independently owned media voices in the local market. In the largest markets - - i.e., markets with at least 20 independently owned media voices - - a single entity can own up to one television station and seven radio stations or, if permissible under the new TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is less than 20 but at least 10, the number of radio stations that can be owned by a television licensee in the same market drops to 4. If the media voices number less than 10, a television licensee can only own one radio station in the same market. In its January 19, 2001 reconsideration order, the FCC, again largely affirming its rule, modified the one-to-a-market rule to provide that in determining the number of voices in the market, independently owned and operating, full-power TV stations must not only be located in the same DMA as the TV station(s) at issue, but the television station to be counted must also have a Grade B signal contour that overlaps with the Grade B contour of the TV station(s) at issue.

     Attribution of Ownership. Under the FCC's attribution rules, a direct or indirect purchaser of various types of the Company's securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same area as stations owned by the Company in a manner prohibited by the FCC. Under the FCC's revised rules, an "attributable" interest for purposes of the Commission's broadcast ownership rules generally includes:

     - equity and/or debt interests, which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or also holds an attributable interest in a same-market media entity, whether TV, radio, cable or daily newspaper (the "equity/debt plus" standard);

     - 5% or greater voting stock interest. It should be noted that, in a reconsideration order released January 19, 2001, the FCC eliminated its single majority shareholder exemption. Under that exemption, otherwise attributable interests up to 49% were non-attributable if the licensee was controlled by a single majority shareholder and the interest holder was not otherwise attributable under the foregoing "equity/debt plus" standard. In eliminating the exemption, the FCC grandfathered minority interest in a company with a single majority shareholder if the interest was acquired before December 14, 2000 (the adoption date of the order). Such grandfathering is permanent until the interest is assigned or transferred;

     - 20% or greater voting stock interest, if the holder is a qualified passive investor;

     - any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities; and

     - all officers and directors (or general partners) of a licensee and its direct or indirect parent.

     At the time the Commission modified its broadcast attribution rules in August 1999, all non-conforming interests acquired before November 7, 1996 were permanently grandfathered and thus do not constitute attributable ownership interest. Any nonconforming interests acquired after that date were required to be brought into compliance by August 5, 2000.

     Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licensees. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens and corporations or partnerships organized under the laws of a foreign nation (collectively, "aliens") are barred from holding broadcast licenses. Aliens may directly or indirectly own up to one-fifth of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation of which more than one-fourth of whose capital stock is owned or voted by aliens, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. As a result of these provisions, we, as a holding company for our various station license subsidiaries, cannot have more than 25% or our capital stock owned or voted by aliens.

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

     The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's former video dial-tone rules (permitting telephone companies to enter the video distribution services market under several new regulatory options). The 1996 Act also (a) eliminated the broadcast network/cable cross-ownership limitation and (b) lifted the statutory ban on TV/cable cross-ownership within the same market area (without, however, eliminating the separate FCC regulatory restriction on TV/cable cross-ownership, which remains in place).

     Digital Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the United States. It has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. In doing so, it has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has also ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

     Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC required affiliates of ABC, CBS, Fox and NBC in the top 10 television markets (including KRON) to begin digital broadcasting by May 1, 1999. Many other stations, including KCAL-TV, the Company's independent station in Los Angeles, California, have also begun digital broadcasting. Affiliates of the four major networks in the top 30 markets were required to begin digital broadcasting by November 1, 1999, and all other commercial broadcasters, including all of the Company's remaining stations, must do so by May 1, 2002. On January 19, 2001, the FCC issued a Report and Order reviewing the digital television transition and resolving certain issues concerning the conversion of broadcast television from analog to digital. Among other things, the FCC: affirmed the 8-VSB modulation system of the DTV transmission standard; required commercial television stations with both analog and digital channel assignments within the DTV core (channels 2-51) to elect, by December 31, 2003, which channel they will use for their post-transmission digital channel; determined that broadcasters need not replicate with their digital signal the entire Grade B service contour of their analog station, but that commercial stations will lose interference protection to those portions of their existing NTSC service area that they do not replicate with their DTV signal by December 31, 2004; ordered commercial DTV stations to provide, by December 31, 2004, a stronger signal to their communities of license than the DTV service contour they were initially required to provide; and instituted procedures for processing mutually exclusive DTV expansion application. In addition, the FCC issued a Further Notice of Proposed Rulemaking to consider, among other things, whether to require some TV sets to have the capability to demodulate and decode over-the-air DTV signals in addition to displaying the existing analog TV signals.

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

     On January 23, 2001, the FCC released a report and order and further notice of proposed rulemaking concerning the cable carriage of digital television broadcast signals. Among other things, the FCC concluded that (i) a digital-only television station can immediately assert its right to carriage on a local cable system; and (ii) a broadcaster that returns its analog spectrum and converts to digital operations must be carried by local cable systems. The FCC concluded, however, that additional information is needed to determine whether dual carriage of a broadcaster's analog and digital signal is warranted during the transition period. In asking for further comment on this issue, the agency announced its tentative conclusion that, although neither forbidden nor mandated by the Communications Act, dual carriage obligations would appear to impose an unconstitutional burden on a cable operator's First Amendment rights.

     The FCC also determined that, for those digital stations eligible for must-carry, only a single programming stream and other program-related material was required to be carried by a cable operator. To the extent a broadcaster transmits more than one programming stream over its digital signal, it would be allowed to choose which of its multiplexed signals was to be carried. In addition, cable operators would not be required to carry any ancillary or supplementary services transmitted by the broadcaster. The FCC also determined the manner in which a cable operator's digital channel capacity will be calculated; determined the signal strength necessary for a digital television station to provide a good quality signal to a cable operator's principal headend for purposes of must-carry eligibility; concluded that cable operators would be permitted to remodulate digital broadcast signals; concluded that cable operators would not be required to provide subscribers with a set-top box capable of processing digital television signals for display on analog sets; and found that there is no need to implement channel positioning requirements for digital television signals like those that exist for analog signals. In addition, the FCC concluded that, although digital television signals generally must be available to subscribers on a basic service tier, cable operators subject to effective competition were not required to carry any broadcast must-carry signals on the basic service tier. The agency also addressed issues regarding retransmission consent agreements concerning the carriage of a digital television signal.

          In its further notice of proposed rulemaking, the FCC, among other things, requested comment on the necessity of a dual carriage requirement to hasten the digital transition and the return of the analog spectrum and the proper scope of the definition of "program-related" material, as it relates to the requirement that cable operators carry material that is associated with a broadcaster's primary video stream.

          The implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels. In addition, the Communications Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenue received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenue from the sale of commercial time. The Company is unable to predict what future actions the FCC might take with respect to digital television, nor can the Company predict the effect of the FCC's present digital television implementation plan or such future actions on its business. The Company will incur significant expense in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

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

Employees

          As of December 31, 2000, the Company employed 1,446 full-time employees and 354 part-time employees. The Company considers its relations with its employees to be good. Approximately 395 of the Company's employees are represented by collective localized bargaining agreements at various stations with four different unions: IBEW, AFTRA, IATSE and the Directors Guild of America.

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

                                  Metropolitan Area                       Owned or
                                  and Use                                 Leased                  Approximate Size
                                  ------------------                      ---------               ----------------
     KCAL...................      Los Angeles, California
                                  -----------------------
                                  Office and studio                        Owned                  33,000 sq. ft.
                                  Office and studio                        Leased                 16,198 sq. ft.
                                  Transmission tower site                  Leased                 60,000 sq. ft.

     KRON...................      San Francisco, California
                                  -------------------------
                                  Office and studios                       Owned                  95,100 sq. ft.
                                  Transmission site                        Leased                  1,800 sq. ft.

     WKRN...................      Nashville, Tennessee
                                  --------------------
                                  Office and studio                        Owned                  43,104 sq. ft.
                                  Land                                     Owned                  2.72 acres
                                  Transmission tower site                  Owned                  49.33 acres

     WTEN...................      Albany, NY
                                  ----------
                                  Office and studio                        Owned                  39,736 sq. ft.
                                  Land                                     Owned                  2.56 acres
                                  New Scotland, NY
                                  ----------------
                                  Transmission tower site
                                  Land                                     Owned                  5.38 acres
                                  Building                                 Owned                  2,800 sq. ft.
                                  Mt. Greylock, Adams, MA
                                  -----------------------
                                  Transmission tower site
                                  Land                                     Leased                 15,000 sq. ft.
                                  Building                                 Owned                  2,275 sq. ft.

     WRIC...................      Richmond, VA
                                  ------------
                                  Office and studio                        Owned                  34,000 sq. ft
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

                                  Chesterfield Co., VA(1)
                                  -----------------------
                                  Transmitter building                     Owned                  900 sq. ft.

     WATE...................      Knoxville, TN
                                  -------------
                                  Office and studio                        Owned                  34,666 sq. ft.
                                  Land                                     Owned                  2.65 acres

                             Metropolitan Area                       Owned or
                             and Use                                 Leased                 Approximate Size
                             ------------------                      ---------              ----------------
                             Knox County, TN
                             ---------------
                             Transmission tower site                  Owned                  9.57 acres
                             House Mountain, TN
                             ------------------
                             Prospective tower site                   Owned                  5 acres

WBAY....................     Green Bay, WI
                             -------------
                             Office and studio
                             Land                                     Owned                  90,000 sq. ft.
                             DePere, WI                               Owned                  1.77 acres
                             ----------
                             Transmission tower site                  Owned                  3.54 acres
                             Appleton, WI
                             ------------
                             Office                                   Leased                 1,506 sq. ft.

KWQC....................     Davenport, Iowa
                             ---------------
                             Office and Studio                        Owned                  59,786 sq. ft.
                             Land                                     Owned                  1.82 acres
                             Bettendorf, Iowa
                             ----------------
                             Transmission tower site                  Owned                  37.7 acres

KELO....................     Sioux Falls, South Dakota
                             -------------------------
                             Office and studio                        Owned                  28,000 sq. ft.
                             Land                                     Owned                  47.40 acres
                             Transmission tower site                  Owned                  58.23 acres
                             Auxiliary transmission tower site        Leased                 26.42 acres
                             Reliance, South Dakota
                             ----------------------
                             Transmission tower site                  Owned                  5.83 acres
                             Rapid City, South Dakota
                             ------------------------
                             Office and studio                        Leased                 3,555 sq. ft.
                             Transmission tower site                  Owned                  1 acre
                             Murdo, South Dakota
                             -------------------
                             Transmission tower site                  Leased                 1 acre
                             Philip, South Dakota
                             --------------------
                             Transmission tower site                  Leased                 8.23 acres
                             Wall, South Dakota
                             ------------------
                             Transmission tower site                  Leased                 4 acres
                             Planned Doppler Radar Tower              Leased                 1,225 sq. ft.
                             Beresford, South Dakota
                             -----------------------
                             Transmission tower site                  Leased                 2.1 acres
                             Doppler Radar tower site                 Leased                 0.02 acres
                             Diamond Lake, South Dakota
                             --------------------------
                             Transmission tower site                  Owned                  1 acre
                             DeSmet, South Dakota
                             --------------------
                             Transmission tower site                  Owned                  0.55 acres
                             Garden City, South Dakota
                             -------------------------
                             Transmission tower site                  Owned                  1 acre
                             Auxiliary transmission tower site        Owned                  1 acre
                             Farmer, South Dakota
                             --------------------
                             Transmission tower site                  Owned                  1 acre
                             Mt. Vernon, South Dakota
                             ------------------------
                             Transmission tower site                  Owned                  1 acre

                             White Lake, South Dakota
                             ------------------------
                             Metropolitan Area                       Owned or
                             and Use                                 Leased                  Approximate Size
                             ------------------                      ---------               ----------------
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

WLNS....................     Lansing, Michigan
                             -----------------
                             Office and studio                        Owned                  20,000 sq. ft.
                             Land                                     Owned                  4.75 acres
                             Meridian, Michigan
                             ------------------
                             Transmission tower site                  Owned                  40 acres
                             Watertown, Michigan
                             -------------------
                             Doppler Radar tower site                 Leased                 6.2 acres

KLFY....................     Lafayette, Louisiana
                             --------------------
                             Office and studio                        Owned                  24,337 sq. ft.
                             Land                                     Owned                  3.17 acres
                             Maxie, Louisiana
                             ----------------
                             Transmission tower site                  Leased                 8.25 acres
                             Proposed transmission tower site         Owned                  142 acres

WTVO....................     Rockford, Illinois
                             ------------------
                             Office and studio                        Owned                  15,200 sq. ft.
                             Land                                     Owned                  14.4 acres

BayTV...................     San Francisco, California
                             -------------------------
                             Office and studio                        Leased                 7,900 sq. ft.

(1) Station owns tower structure and related building, with non-exclusive easement for access to underlying property, which is owned by a third party.


Item 3.  Legal Proceedings.

     In August 1999, Fresh Bait, Inc. filed a complaint in Los Angeles Supreme Court against KCAL-TV alleging breach of contract, among other things. The complaint alleges that KCAL violated an oral programming contract. Fresh Bait is seeking damages of $17.4 million plus punitive damages. The Company believes that this complaint is without merit and it is vigorously contesting it.

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     None.

Executive Officers of the Registrant.

     The executive officers of the Company are as follows:

     Name                       Age               Position
     ----                       ---               --------
     Vincent J. Young            53       Chairman and Director

     Adam Young                  87       Treasurer and Director

     Ronald J. Kwasnick          54       President and Director

     James A. Morgan             52       Executive Vice President-
                                          Chief Financial Officer
                                          Secretary and Director

     Deborah A. McDermott        46       Executive Vice President-Operations

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

     James A. Morgan joined the Company as its Executive Vice President-Chief Financial Officer in March 1993, became the Secretary of the Company in September 1994 and became a director in May 1998. Mr. Morgan is also the Executive Vice President and Secretary of each of the corporate Subsidiaries. From 1984 until he joined the Company, he was a director and Senior Investment Officer at J.P. Morgan Capital Corporation involved in investing the firm's own capital in various leveraged and early growth stage companies.

     Deborah A. McDermott became the Executive Vice President-Operations of the Company in May 1996, and was General Manager of WKRN, the Company's ABC network affiliate serving the Nashville, Tennessee market, from 1990 to 1996. From 1986 to 1989, when WKRN was acquired by the Company, and thereafter through February 1990, she was Station Manager of that station.

     All executive officers serve at the discretion of the Board of Directors.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:


     Quarters Ended                 High                Low
     --------------                 ----                ---
     March 31, 1999                $45.63              $39.50
     June 30, 1999                  44.38               37.75
     September 30, 1999             65.00               40.00
     December 31, 1999              52.06               38.63

     March 31, 2000                $50.00              $19.00
     June 30, 2000                  25.69               18.38
     September 30, 2000             37.19               26.06
     December 31, 2000              35.94               24.75

     At February 28, 2001, there were approximately 50 and 36 stockholders of record of the Company's Class A and Class B Common Stock, respectively. Such number does not include beneficial owners holding shares through nominee names.


Dividend Policy

     The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the senior credit facilities and the indentures relating to the Company's outstanding senior subordinated notes (the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the senior credit facilities, the Company's ability to pay dividends on its Common Stock is limited. See "Management's Discussion and Analysis-Liquidity." Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to, the dividend no default would result under the Indentures and the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, the dividend may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

Item 6. Selected Financial Data.

     The following table presents selected consolidated financial data of the Company for the five years ended December 31, 2000, which have been derived from the Company's audited consolidated financial statements.

     The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

                                                                           Year Ended December 31,
                                              -------------------------------------------------------------------------------
                                                     1996             1997              1998            1999         2000
                                              -----------      -----------       -----------     -----------      -----------
                                                                  (dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue (1).........................      $   154,343      $   263,535       $   277,052     $   280,659      $   372,685
Operating expenses,  including selling,
   general and administrative expenses             64,689          106,708           116,712         114,974          149,773
Amortization of program license rights             11,034           38,279            33,014          47,690           57,655
Depreciation and amortization...........           30,946           46,941            49,472          47,983           55,232
Corporate overhead......................            4,344            7,150             7,860           8,227           12,010
Non-cash compensation paid in
   common stock (2).....................              848              967             1,146          19,102            1,321
Merger related costs....................                -                -             1,444               -                -
                                              -----------      -----------       -----------     -----------      -----------
Operating income........................           42,482           63,490            67,404          42,683           96,694
Interest expense, net...................          (42,838)         (64,103)          (62,617)        (62,981)         (95,843)
Gain on sale of station.................                -                -                 -               -           15,651
Other income (expenses), net............            1,261             (493)             (788)         (1,244)          (1,013)
                                              -----------      -----------       -----------     -----------      -----------
Income (loss) before provision for
   income taxes and extraordinary item                905           (1,106)            3,999         (21,542)          15,489
Provision for income taxes..............                -                -                 -               -           (1,500)
                                              -----------      -----------       -----------     -----------      -----------
Income (loss) before extraordinary
   item.................................              905           (1,106)            3,999         (21,542)          13,989
Extraordinary loss on extinguishment
   of debt..............................                -           (9,243)                -               -                -
                                              -----------      -----------       -----------     -----------      -----------
Net income (loss).......................      $       905      $   (10,349)      $     3,999     $   (21,542)     $    13,989
                                              ===========      ===========       ===========     ===========      ===========

Basic income (loss) per common
share before extraordinary item.........      $      0.08           $(0.08)      $      0.28     $     (1.59)     $      0.92
Basic net income (loss) per common
   share................................      $      0.08           $(0.74)      $      0.28     $     (1.59)     $      0.92
Basic shares used in earnings per share
   calculation..........................       11,379,298       13,989,969        14,147,522      13,588,108       15,157,243

Other Financial Data:
Cash flow provided by operating
activities..............................      $    24,707      $    41,025       $    54,292     $    36,398      $    80,762
Cash flow used in investing activities        $  (496,841)     $   (11,757)      $   (34,154)    $    (7,887)     $  (645,115)
Cash flow provided by (used in)
   financing activities.................      $   475,713      $   (34,621)      $   (21,127)    $   (26,222)     $   566,977
Payments for program license
   liabilities..........................      $    10,385      $    38,610       $    33,337     $    46,678      $    53,623
Broadcast cash flow (3).................      $    79,269      $   118,217       $   127,003     $   119,007      $   169,289
Broadcast cash flow margin..............             51.4%            44.9%             45.8%           42.4%            45.4%
Operating cash flow (4).................      $    74,926      $   111,067       $   119,143     $   110,780      $   157,279
Capital expenditures....................      $     4,992      $     9,034       $     7,524     $     9,360      $    17,213

Balance Sheet Data (as of  end of
     Period):
Total assets............................      $   893,151      $   845,966       $   825,668     $   818,670      $ 1,554,368
Long-term debt (including current
   portion)                                   $   678,927      $   657,672       $   658,224     $   650,510      $ 1,276,285
Stockholders' equity....................      $    80,504      $    59,846       $    46,865     $    30,659      $   103,094

(1) Net revenue is total revenue net of agency and national representation commissions.

(2) Represents non-cash charges for the employer matching contribution to the defined contribution plan in 1996, 1997, 1998, 1999 and 2000 of shares of Class A Common Stock. In 1999, approximately $18.3 million relates to the extension of the expiration date of stock options granted in 1994 and 1995.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

          The operating revenue of the Company's stations are derived primarily from advertising revenue and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The stations' primary operating expenses are for employee compensation, news gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

          Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 58% of the 2000 annual gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. ("AYI"), a national advertising sales representative, which was merged into the Company in February 1998. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

          The advertising revenue of the Company's stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

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

          The following table sets forth certain operating data for the years ended December 31, 1998, 1999 and 2000:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                         1998      1999        2000
                                                                         ----      ----        ----
                                                                           (dollars in thousands)
Operating Income.................................................      $ 67,404  $ 42,683    $ 96,694
Add:
     Amortization of program license rights......................        33,014    47,690      57,655
     Depreciation and amortization...............................        49,472    47,983      55,232
     Corporate overhead..........................................         7,860     8,227      12,010
     Merger-related costs........................................         1,444         -           -
     Non-cash compensation paid in common stock..................         1,146    19,102       1,321
Less:
     Payments for program license liabilities....................       (33,337   (46,678)    (53,623)
                                                                       --------  --------    --------
Broadcast Cash Flow..............................................      $127,003  $119,007    $169,289
                                                                       ========  ========    ========


Television Revenue

          Set forth below are the principal types of television revenue received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

                                                                            Year Ended December 31,
                                       ----------------------------------------------------------------------------------------
                                                       1998                            1999                         2000
                                      -------------------------------     ----------------------------    ---------------------
                                            Amount             %              Amount              %         Amount         %
                                      --------------      -----------     -------------        --------   ----------    -------
                                                                          (dollars in thousands)
Revenue
   Local..........................    $    199,177              62.1%      $    212,558            65.0%  $  252,478        57.9
   National.......................          90,281              28.2             93,796            28.7      131,680        30.2
   Network compensation...........          12,610               3.9             12,400             3.8       15,255         3.5
   Political......................          13,734               4.3              3,411             1.0       28,433         6.5
   Production and other...........           4,848               1.5              5,027             1.5        8,225         1.9
                                      ------------        ----------       ------------        --------   ----------      ------
                    Total.........         320,650             100.0            327,192           100.0      436,071       100.0

Agency and sales representative
   Commissions....................         (43,598)/(1)/       (13.6)           (46,533)/(1)/     (14.2)     (63,386)/(1)/ (14.5)
                                      ------------        ----------       ------------        --------   ----------      ------
Net Revenue.......................    $    277,052              86.4%      $    280,659            85.8%  $  372,685        85.5%
                                      ============        ==========       ============        ========   ==========      ======

/(1)/National sales commission paid to AYI eliminated for consolidation purposes were $6.4 million, $4.0 million and $5.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999.

     Net revenue for the year ended December 31, 2000 were $372.7 million, an increase of $92.0 million, or 32.8%, compared to $280.7 million for the year ended December 31, 1999, with KRON-TV accounting for $81.0 million of such increase. Local and national revenue were down 0.4% and 3.3%, respectively in 2000, compared to 1999, excluding revenue relating to KRON-TV. Political revenue for the year ended December 31, 2000 was $28.4 million, an increase of $25.0 million, with KRON-TV accounting for $5.8 million of such increase. The increase in political revenue was attributable to 2000 being a national election year with more state and local elections, while 1999 had only limited state and local elections.

     Operating expenses, including selling, general and administrative expenses for the year ended December 31, 2000 were $149.8 million, compared to $115.0 million, for the year ended December 31, 1999, an increase of $34.8 million, or 30.3%. KRON-TV accounted for $27.3 million of such increase. Approximately $1.9 million of this increase was attributable to New Media/Internet expenses related to sales on the stations' Internet sites. In addition, approximately $1.4 million of the 2000 increase is related to an expense reduction program for 2001.

     Amortization of program license rights for the year ended December 31, 2000 was $57.7 million, compared to $47.7 million for the year ended December 31, 1999, an increase of $10.0 million, or 21.0%. KRON-TV accounted for $4.8 million of this increase. The remaining portion of this increase is attributable to the increase in the number of Los Angeles Lakers and Clippers games televised during 2000 compared to 1999; offset by the reduction of Anaheim Angels games aired in 2000 compared to 1999.

     Depreciation of property and equipment and amortization of intangible assets was $55.2 million for the year ended December 31, 2000, compared with $48.0 million for the comparable period in 1999, an increase of $7.2 million, or 15%. Depreciation and amortization at KRON-TV was $11.8 million. The decrease, net of KRON-TV, was primarily attributable to equipment at the three stations acquired in 1994, that had five-year depreciable lives, becoming fully depreciated.

     The Company made payments for program license liabilities of $53.6 million during the year ended December 31, 2000, compared to $46.7 million for the year ended December 31, 1999, an increase of $6.9 million or 14.8%. KRON-TV accounted for $4.2 million of this increase. The increase in the Los Angeles Lakers and Clippers games televised, offset by the reduction in Anaheim Angels games televised, accounted for all of the remaining increase.

     Corporate overhead for the year ended December 31, 2000 was $12.0 million, compared to $8.2 million for the comparable period in 1999, an increase of $3.8 million or 46.3%. Approximately $1.9 million of this increase was attributable to a one-time bonus granted by the Board of Directors to certain members of management upon the close of the KRON-TV acquisition. The remaining increase was the result of increased personnel and administrative costs.

     Non-cash compensation was $1.3 million for the year ended December 31, 2000, compared to $19.1 million for the year ended December 31, 1999, a decrease of $17.8 million. The Company recorded a non-cash compensation charge of $18.3 million in the third quarter of 1999 for extending the expiration date of stock options granted in 1994 and 1995.

     Interest expense for the year ended December 31, 2000 was $95.8 million, compared to $63.0 million for the same period in 1999, an increase of $32.8 million, or 52.1%. The increase was primarily attributable to higher debt levels associated with the KRON-TV acquisition.

     On February 29, 2000, the Company sold WKBT-TV for approximately $24.0 million and recorded a gain on the sale of approximately $15.7 million. A state tax provision of $1.5 million was recorded in the first quarter of 2000, as a result of this gain.

     As a result of the factors discussed above, the net income for the Company was $14.0 million for the year ended December 31, 2000, compared with a net loss of $21.5 million for the year ended December 31, 1999, an increase of $35.5 million.

     Broadcast cash flow for the year ended December 31, 2000 was $169.3 million, compared with $119.0 million for the year ended December 31, 1999, an increase of $50.3 million, or 42.3%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the year ended December 31, 2000 increased to 45.4% from 42.4% for the same period in 1999.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998.

     Net revenue for the year ended December 31, 1999 were $280.7 million, an increase of $3.6 million, or 1.3%, compared to $277.1 million for the year ended December 31, 1998. Improvements in various local market economies and the national economy led to increases in the Company's gross local revenue and gross national revenue of 6.7% and 3.9%, respectively, in 1999, compared to 1998. Political revenue for the year ended December 31, 1999 was $3.4 million, a decrease of $10.3 million from the year ended December 31, 1998. The decrease was attributable to 1998 being a national election year with many state and local elections, while 1999 had limited state and local elections.

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

     Corporate overhead for the year ended December 31, 1999 was $8.2 million, compared to $7.9 million for the comparable period in 1998, an increase of $367,000 or 4.7%. This increase was the result of increased personnel and administrative costs.

     Non-cash compensation was $19.1 million for the year ended December 31, 1999, compared to $1.1 million for the year ended December 31, 1998, an increase of $18.0 million. The Company recorded a non-cash compensation charge of $18.3 million in the third quarter of 1999 related to the extension of stock options granted in 1994 and 1995.

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

     Broadcast cash flow for the year ended December 31, 1999 was $119.0 million, compared with $127.0 million for the year ended December 31, 1998, a decrease of $8.0 million, or 6.3%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the year ended December 31, 1999 decreased to 42.4% from 45.8% for the same period in 1998. The decrease in broadcast cash flow and broadcast cash flow margins was attributable to the increased programming costs for the Lakers and Clippers.

     Pro Forma

     The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 1999 and January 1, 2000. The three month period ended December 31, 2000 is the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three months ended December 31, 2000 and years ended December 31, 1999 and 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.

                                                                          Unaudited Pro Forma
                                                                          -------------------
                                                        Three Months Ended                   Years Ended
                                                        -------------------                  -----------
                                                           December 31,                      December 31,
                                                           -----------                       ------------
                                                        1999/(1)/      2000              1999/(1)/   2000/(1)/
                                                       ----------      ----              ---------   ---------
                                                                     (dollars in thousands)
Net revenue /(2)/                                      $118,454      $123,561           $410,809      $446,734
Operating expenses, including selling, general
        and administrative expenses                      46,087        45,580            174,928       182,177
Amortization of program license rights                   18,591        20,970             60,484        63,187
Depreciation and amortization                            21,587        16,813             78,618        69,913
Corporate overhead                                        1,985         2,620              8,227        12,010
Non-cash compensation paid in common stock                  226           328             19,102         1,321
                                                       ----------------------           ----------------------
Operating income                                       $ 29,978      $ 37,250           $ 69,450      $118,126
                                                       ======================           ======================

Broadcast cash flow /(3)/                              $ 54,444      $ 59,753           $176,155      $205,265
Broadcast cash flow margin                                 46.0%         48.4%              42.9%         45.9%
Adjusted broadcast cash flow /(4)/                            -      $ 59,753                  -      $216,832
Operating cash flow /(5)/                              $ 52,459      $ 57,133           $167,928      $193,255
Adjusted operating cash flow /(6)/                            -      $ 57,133                  -      $204,435

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

(2) Net revenue is total revenue net of agency and national representation commissions.

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

(4) Represents pro forma broadcast cash flow after adjustments for net annualized expense reductions for labor, benefits, programming, national representation fees, advertising and promotion and other operating costs.

     The following table sets forth a reconciliation of pro forma broadcast cash flow to adjusted broadcast cash flow:

                                                      For the Year Ended
                                                      December 31, 2000
                                                      ------------------
                                                     (dollars inthousands)
           Broadcast cash flow (pro forma)..........    $   205,265
                Labor & benefits....................          6,308
                Programming costs...................          1,560
                National representation fees........          1,960
                Advertising & promotion.............            976
                Other operating costs...............            763
                                                        -----------
           Adjusted broadcast cash flow.............    $   216,832
                                                        ===========

(5) "Operating cash flow" is defined, by the Company, as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. Other television broadcasting companies may measure operating cash flow in a different manner. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(6) Represents pro forma operating cash flow after adjustments for net annualized expense reductions for labor, benefits, programming, national representation fees, advertising and promotion and other operating costs.

     The following table sets forth a reconciliation of pro forma operating cash flow to adjusted operating cash flow:

                                                     For the Year Ended
                                                     December 31, 2000
                                                     ------------------
                                                    (dollars in thousands)
        Operating cash flow (pro forma)............      $  193,255
           Labor & benefits........................           6,308
           Programming costs.......................           1,560
           National representation fees............           1,960
           Advertising & promotion.................             976
           Other operating costs...................             376
                                                         ----------
        Adjusted broadcast cash flow...............      $  204,435
                                                         ==========

Liquidity and Capital Resources

     Cash provided by operations for the year ended December 31, 2000 was $80.8 million as compared to cash provided by operations of $36.4 million in 1999. Changes in the Company's net cash flows from operating activities are primarily the result of increases in revenue, expenses and operating income resulting from the acquisition of KRON and BayTV for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

     Cash used in investing activities for the years ended December 31, 2000 and 1999 was $645.1 million and $7.9 million, respectively. The increase in 2000 was primarily attributable to the purchase of KRON-TV and BayTV for $650.0 million in cash and increased spending for capital expenditures of approximately $7.9 million, net of the $24.0 million in proceeds from the sale of WKBT-TV.

     Cash provided by financing activities for the years ended December 31, 2000 was $567.0 million and cash used in financing activities for the year ended December 31, 1999 was $26.2 million. Financing activities for the year ended December 31, 2000 and 1999 include principal payments under the Company's existing senior credit facility of $124.3 million and $12.3 million, respectively. In June 2000, the Company borrowed approximately $708.6 million under its new senior credit facilities, to purchase KRON-TV and Bay-TV, pay down the existing senior credit facility and pay fees relating to the KRON-TV and Bay-TV acquisition and the new senior credit facilities. In 2000 and 1999, the Company repurchased 888,631 shares for $30.0 million and 348,400 shares for $14.0 million, respectively, of Class A Common Stock. In addition, in the third quarter of 1999, the Company purchased $5 million of its 10 1/8% Senior Subordinated Notes at 103 3/8.

     On June 26, 2000, the Company entered into a new senior credit facility which provides for borrowings of up to an aggregate of $600.0 million (the "New Senior Credit Facility") in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility." The Company borrowed $708.6 million under the Senior Credit Facility to finance the cash portion of the KRON-TV acquisition, pay-down $41.1 million outstanding under the existing senior credit facility, including interest, and pay closing costs relating to both.

     The Senior Credit Facility allows the Company to increase the Term B facility by up to an additional $150.0 million for general corporate purposes. The minimum amount of the increase must be $25.0 million, notice must be given to the administrative agent no later than November 15, 2001, and the additional borrowings have to be made on or before December 31, 2001.

     Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. However, the Company is permitted to purchase up to $30.0 million of its shares of common stock, subject to the limitations set forth in the Senior Credit Facility and in the indentures to its senior subordinated debt. In addition, the Company may utilize the undrawn amounts under the revolving portion of the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures. In 2000 and 1999, the Company repurchased 888,631 shares for $30.0 million and 348,400 shares for $14.0 million, respectively, of Class A Common Stock.

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

     The Senior Credit Facility requires the Company to maintain certain financial ratios. The Company is required to maintain a total debt/operating cash flow ratio ranging from 5.75x to 7.25x depending on senior debt leverages. The Company is also required to maintain a debt/operating cash flow ratio ranging from 2.00x to 4.00x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.50x to 2.00x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

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

     On March 1, 2001, the Company completed an offering (the "March 2001 Notes Offering") of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.0 million to a financial institution pursuant to a purchase agreement dated February 16, 2001. Pursuant to the terms of the purchase agreement, the Company has agreed to file a registration statement with respect to an offer to exchange the March 2001 Notes for notes of the Company with substantially identical terms of the March 2001 Notes, except that the new notes will not contain terms with respect to transfer restrictions. The Company will use approximately $254.4 million of the March 2001 Notes proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company will use the remaining proceeds of approximately $254.0 million to repay outstanding indebtedness under the Company's Senior Credit Facility. In addition, the Company will record an extraordinary loss in the first quarter of 2001 relating to the redemption of these notes and the repayment of a portion of the Senior Credit Facility for deferred financing costs, premiums and interest.

     Concurrently with the consummation of the March 2001 Notes Offering, the Company mailed redemption notices to the holders of its 11 3/4% Senior Subordinated Notes due 2004 and to holders of its 10 1/8% Senior Subordinated Notes due 2005, and such notes will be redeemed on March 30, 2001.

     After giving effect to the March 2001 Notes Offering (and the application of the proceeds from this offering), as if such transactions occurred on December 31, 2000, the Company's total debt would have been approximately $1,293.3 million. In addition, the Company would have had an additional $94.4 million of unused available borrowings under the Senior Credit Facility.

     On June 6, 2000, the Company entered into an interest rate swap agreement for a notional amount of $272.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date is January 2, 2002 and expires on July 2, 2003. The Company will pay a fixed interest rate of 7.2625% and the Company will receive interest, from the commercial banks, based upon a three month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense.

     On July 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company pays a fixed interest rate of 7.0882% and the Company will receive interest, from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense.

     It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Senior Credit Facility and the Company's senior subordinated notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

     The Company files a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 2000, the Company had approximately $218.0 million of net operating loss ("NOL") carryforwards which are subject to annual limitations imposed by Internal Revenue Code Section 382. See Note 8 to Notes to Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by Statement of Financial Accounting Standards No. 138. SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swaps, be recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company adopted SFAS 133 on January 1, 2001. As the Company only had one interest rate swap as of December 31, 2000, which was designated as a cash flow hedge, the adoption of this standard will not have a material impact on the financial statements. The fair market value of the interest rate swaps as of December 31, 2000 was a liability of $6.8 million. After January 1, 2001, if the Company decides to unwind any portion of these interest rate swaps, the cost to do so will be charged to interest expense.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The Company's Senior Credit Facility with approximately $705.6 million outstanding as of December 31, 2000, bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates (See Note 5 to the Financial Statements).

     The Company's senior subordinated notes of approximately $565.0 million outstanding as of December 31, 2000 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The senior subordinated notes have fixed rates of interest ranging from 8 3/4% to 11 3/4% are ten-year notes, maturing in various years commencing 2004. At December 31, 2000, these notes were trading in the public market with ask prices of ranging from 91.5 to 101.5 (See Note 6 to the Financial Statements).

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we entered into derivative financial instruments in June and July 2000. These derivative financial instruments are interest rate swap agreements that expire in varying amounts through 2003.

Item 8. Financial Statements and Supplemental Schedule.

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                                    Page
                                                                                    ----
Report of Independent Auditors                                                        38
Consolidated Balance Sheets as of December 31, 1999 and 2000                          39
Consolidated Statements of Operations for the Years Ended December 31,
       1998, 1999 and 2000                                                            40
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
       1998, 1999 and 2000                                                            41
Consolidated Statements of Cash Flows for the Years Ended December 31,
       1998, 1999 and 2000                                                            42
Notes to Consolidated Financial Statements                                            43
Schedule II - Valuation and Qualifying Accounts                                       56

                        Report of Independent Auditors


Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



New York, New York
February 2, 2001

                   Young Broadcasting Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                                        December 31,
                                                                                             -------------------------------
                                                                                                   1999            2000
                                                                                             -------------------------------
Assets

Current assets:
  Cash and cash equivalents (Note 2)                                                          $   2,952,144   $    5,576,009
  Trade accounts receivable, less allowance for doubtful accounts of $1,761,000 in 1999
      and $2,628,000 in 2000                                                                     65,062,866       97,704,449
  Current portion of loans receivable - officers (Note 11)                                          375,310                -
  Current portion of program license rights (Notes 2 and 4)                                      28,268,497       31,467,537
  Prepaid expenses                                                                                5,618,444        7,506,103
                                                                                              ------------------------------
Total current assets                                                                            102,277,261      142,254,098

Property and equipment, less accumulated depreciation and amortization of $144,394,626 in
 1999 and $154,493,991 in 2000 (Notes 2 and 10)                                                  87,057,414      119,483,399
Program license rights, excluding current portion (Notes 2 and 4)                                 1,171,438        1,814,832
Deposits and other assets                                                                        33,850,994       30,868,372
Broadcasting licenses and other intangibles, less accumulated amortization of $139,260,326
 in 1999 and $159,850,583 in 2000 (Note 2)                                                      585,266,310    1,252,546,918
Deferred charges, less accumulated amortization of $13,659,344 in 1999 and $17,019,904 in
 2000 (Note 2)                                                                                    9,046,564        7,400,330
                                                                                              ------------------------------
Total assets                                                                                  $ 818,669,981   $1,554,367,949
                                                                                              ==============================
Liabilities and stockholders' equity

Current liabilities:
  Trade accounts payable                                                                      $  20,545,231   $   25,868,453
  Accrued interest (Notes 5 and 6)                                                               12,682,009       28,562,512
  Accrued expenses                                                                                6,844,840       14,270,758
  Current installments of program license liability (Notes 2 and 4)                              24,440,679       27,163,243
  Current installments of long-term debt (Note 5)                                                         -       31,000,000
  Current installments of obligations under capital leases (Note 10)                                923,567          973,316
                                                                                              ------------------------------
Total current liabilities                                                                        65,436,326      127,838,282

Program license liability, excluding current installments (Notes 2 and 4)                         1,538,100        2,109,357
Long-term debt, excluding current installments (Note 5)                                          79,000,000      674,647,221
Senior Subordinated Notes (Note 6)                                                              565,000,000      565,000,000
Deferred taxes and other liabilities  (Note 8)                                                   71,450,273       76,073,361
Obligations under capital leases, excluding current installments (Note 10)                        5,586,000        4,664,525
                                                                                              ------------------------------
Total liabilities                                                                               788,010,699    1,450,332,746
                                                                                              ------------------------------

Minority interest                                                                                         -          941,645

Stockholders' equity (Note 7):
  Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued
    and outstanding 11,142,472 shares at 1999 and 14,254,404 at 2000                                 11,143           14,253
  Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued
    and outstanding 2,351,251 shares at 1999 and 2,291,786 at 2000                                    2,351            2,292
  Additional paid-in capital                                                                    210,859,627      269,301,468
  Accumulated deficit                                                                          (180,213,839)    (166,224,455)
                                                                                              ------------------------------
Total stockholders' equity                                                                       30,659,282      103,093,558
                                                                                              ------------------------------
Total liabilities and stockholders' equity                                                    $ 818,669,981   $1,554,367,949
                                                                                              ==============================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                                                          Year Ended December 31,
                                                                          -----------------------------------------------------
                                                                              1998                 1999                2000
                                                                          -----------------------------------------------------
Net operating revenue                                                     $277,051,669         $280,658,940        $372,684,900
                                                                          ------------------------------------------------------

Operating expenses                                                          66,482,606           64,843,194          84,787,322
Amortization of program license rights                                      33,013,564           47,689,774          57,655,218
Selling, general and administrative expenses                                50,228,854           50,131,239          64,985,471
Depreciation and amortization                                               49,471,437           47,983,723          55,231,764
Corporate overhead                                                           7,860,031            8,226,577          12,009,885
Non-cash compensation (Notes 7 and 9)                                        1,146,335           19,101,560           1,321,031
Merger-related costs                                                         1,444,588                    -                   -
                                                                          -----------------------------------------------------
Operating income                                                            67,404,254           42,682,873          96,694,209
                                                                          -----------------------------------------------------

Interest expense, net                                                      (62,617,274)         (62,980,836)        (95,842,753)
Gain on sale of station                                                              -                    -          15,650,704
Other expenses, net                                                           (787,951)          (1,244,112)         (1,012,776)
                                                                          -----------------------------------------------------
                                                                           (63,405,225)         (64,224,948)        (81,204,825)
                                                                          -----------------------------------------------------
Income (loss) before provision for income taxes                              3,999,029          (21,542,075)         15,489,384
Provision for income taxes                                                           -                    -           1,500,000
                                                                          -----------------------------------------------------
Net income (loss)                                                         $  3,999,029         $(21,542,075)       $ 13,989,384
                                                                          =====================================================


Income (loss) per common share:

          Basic                                                           $       0.28         $      (1.59)       $       0.92
                                                                          =====================================================
          Diluted                                                         $       0.27         $      (1.59)       $       0.85
                                                                          =====================================================

Weighted average shares:

       Basic                                                                14,147,522           13,588,108          15,157,243
                                                                          =====================================================
       Diluted                                                              14,760,454           13,588,108          16,440,505
                                                                          =====================================================


See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity



                                                     Common Stock               Additional                            Total
                                               -------------------------         Paid-In          Accumulated      Stockholders'
                                                 Class A         Class B         Capital            Deficit           Equity
                                               ---------       ---------      --------------     --------------    -------------
Balance at January 1, 1998                       $11,851          $1,997        $222,881,546      $(163,049,786)    $ 59,845,608
     Contribution of shares into Company's
          defined contribution plan                   22               -           1,103,172                  -        1,103,194
     Exercise of stock options                        16               -             358,703                  -          358,719
     Repurchase and retirement of Class A
          Common Stock                              (552)              -         (19,488,610)                 -      (19,489,162)
     Conversion of Class B Common Stock to
          Class A Common Stock                        65             (65)                  -                  -                -
     Issuance of Class A Common Stock and
          repurchase of Class B Common Stock
          for the Adam Young Inc. merger               -             476             668,269            378,993        1,047,738
    Net income for 1998                                -               -                   -          3,999,029        3,999,029
                                                 -------          ------        ------------      -------------     ------------
Balance at December 31, 1998                     $11,402          $2,408        $205,523,080      $(158,671,764)    $ 46,865,126
    Contribution of shares into Company's
         defined contribution plan                    21               -             854,205                  -          854,226
    Conversion of Class B Common Stock
         to Class A Common Stock                      57             (57)                  -                  -                -
    Exercise of stock options                         12               -             223,000                  -          223,012
    Repurchase and retirement of Class A
         Common Stock                               (349)              -         (14,031,241)                 -      (14,031,590)
    Non-cash compensation                              -               -          18,290,583                  -       18,290,583
    Net loss for 1999                                  -               -                   -        (21,542,075)     (21,542,075)
                                                 -------          ------        ------------      -------------     ------------
Balance at December 31, 1999                     $11,143          $2,351        $210,859,627      $(180,213,839)    $ 30,659,282
    Contribution of shares into Company's
         defined contribution plan                    44               -           1,217,529                  -        1,217,573
    Conversion of Class B Common Stock
         to Class A Common Stock                      59             (59)                  -                  -                -
    Exercise of stock options                          7               -             211,668                  -          211,675
    Repurchase and retirement of Class A
         Common Stock                               (889)              -         (29,995,098)                 -      (29,995,987)
    Issuance of Class A Common Stock               3,889               -          87,007,742                  -       87,011,631
    Net income for 2000                                -               -                   -         13,989,384       13,989,384
                                                 -------          ------        ------------      -------------     ------------
Balance at December 31, 2000                     $14,253          $2,292        $269,301,468      $(166,224,455)    $103,093,558
                                                 =======          ======        ============      =============     ============

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                                      Year ended December 31,
                                                                          --------------------------------------------
                                                                               1998            1999            2000
                                                                          --------------------------------------------
Operating activities
Net income (loss)                                                         $  3,999,029    $(21,542,075)  $  13,989,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                23,998,934      23,985,741      22,718,918
     Amortization of program license rights                                 33,013,564      47,689,774      57,655,218
     Amortization of broadcasting licenses, other intangibles
               and deferred charges                                         25,472,503      23,997,982      32,512,846
     Non-cash compensation paid in Common Stock                              1,146,335      19,101,560       1,321,031
     Non-cash interest expense on outstanding indebtedness                     189,386          85,829               -
     Loss on disposal of fixed assets                                           72,977         167,480         174,944
     Gain on sale of WKBT-TV                                                         -               -     (15,650,704)
     Payments on programming license liabilities                           (33,336,886)    (46,678,348)    (53,622,716)
     Decrease (increase) in trade accounts receivable                        7,571,176     (10,891,837)      2,429,748
     Increase in prepaid expenses                                           (6,025,061)     (3,715,479)     (1,219,271)
     (Decrease) increase in trade accounts payable                          (1,468,593)      4,575,414       4,767,416
     (Decrease) increase in accrued expenses and other liabilities            (341,121)       (378,071)     15,685,541
                                                                          --------------------------------------------
Net cash provided by operating activities                                   54,292,243      36,397,970      80,762,355
                                                                          --------------------------------------------

Investing activities
Purchase of KRON-TV                                                                  -               -    (650,000,000)
Capital expenditures                                                        (7,524,480)     (9,359,911)    (17,213,004)
Proceeds from sale of WKBT-TV                                                        -               -      23,983,758
(Increase) decrease in deposits and other assets                           (26,362,234)      1,625,139      (1,885,777)
Increase in broadcast licenses and other intangibles                          (267,186)       (152,419)              -
                                                                          --------------------------------------------
Net cash used in investing activities                                      (34,153,900)     (7,887,191)   (645,115,023)
                                                                          --------------------------------------------

Financing activities
Borrowings from working capital facility                                    36,527,000       6,327,000       3,910,000
Principal payments on long-term debt                                       (37,787,000)    (12,327,000)   (124,267,000)
Borrowings from new credit facility                                                  -               -     747,004,221
Deferred acquisition costs                                                     (64,871)       (552,705)    (13,528,539)
Debt refinancing costs                                                               -               -     (15,486,111)
Repurchase of Senior Subordinated Notes                                              -      (5,000,000)              -
Repurchase of Class A and Class C Common Stock                             (19,489,162)    (14,031,590)    (29,995,987)
Proceeds from exercise of options                                              358,719         223,012         211,675
Principal payments under capital lease obligations                            (672,159)       (860,650)       (871,726)
                                                                          --------------------------------------------
Net (cash used) provided by financing activities                           (21,127,473)    (26,221,933)    566,976,533
                                                                          --------------------------------------------

Net (decrease) increase in cash                                               (989,130)      2,288,846       2,623,865
Cash and cash equivalents at beginning of year                               1,652,428         663,298       2,952,144
                                                                          --------------------------------------------
Cash and cash equivalents at end of year                                  $    663,298    $  2,952,144   $   5,576,009
                                                                          ============================================

Supplemental disclosure of cash flow information
Interest paid                                                             $ 62,214,784    $ 62,723,887   $  79,976,229
                                                                          ============================================
Income taxes paid                                                         $          -    $          -   $   1,125,000
                                                                          ============================================

Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV                           -               -   $  87,011,631
                                                                          ============================================

See accompanying notes to consolidated financial statements.

                   Young Broadcasting Inc. and Subsidiaries

1.   Operations of the Company

The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of eleven network affiliated stations (three with CBS, six with ABC, and two with NBC), and one independent commercial television broadcasting station in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include a 51% interest in a cable news channel servicing the San Francisco area and the Company's wholly-owned national television sales representation firm.

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

Program License Rights

Program license rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program rights with lives of one year or less are amortized on a straight-line basis.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Major renewals and improvements are capitalized to the property and

                   Young Broadcasting Inc. and Subsidiaries equipment accounts. Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

                                                             Estimated
        Classification                                      Useful Lives
        ------------------------------------------------------------------

        Land improvements                                   5-19 years
        Buildings and building improvements                 5-40 years
        Broadcast equipment                                 3-10 years
        Office furniture, fixtures and other equipment      5-8 years
        Vehicles                                            3-5 years

Property and equipment at December 31, 1999 and 2000 consist of the following:

                                                            1999        2000
                                                          ------------------
                                                             (in thousands)

        Land and land improvements                        $  8,280   $  9,138
        Buildings and building improvements                 38,099     47,298
        Broadcast equipment                                171,781    202,139
        Office furniture, fixtures and other equipment       8,222      9,132
        Vehicles                                             5,070      6,270
                                                          -------------------
                                                          $231,452   $273,977
                                                          ===================

Deposits and Other Assets

Deposits and other assets included approximately $8.0 million of construction-in-progress at December 31, 2000, a portion of which is related to digital equipment projects, that will be reclassified to property, plant and equipment, and will begin depreciation upon the completion of the projects.

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

Deferred Charges

Deferred charges incurred during 2000 consisted of debt issuance costs of approximately $15.5 million incurred in connection with the Company's new senior credit facility entered into on June 26, 2000

                   Young Broadcasting Inc. and Subsidiaries

(see Note 5), and acquisition costs of approximately $13.5 million associated with the acquisition of KRON-TV and BayTV on June 26, 2000(see Note 3).

Revenue

The Company's primary source of revenue is derived from the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising air time to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment amounted to approximately $203,000, $228,000 and $851,000 in 1998, 1999 and
2000, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 1999 and 2000, of $2.7 million and $1.3 million, respectively.

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

Impact of Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by Statement of Financial Accounting Standards No. 138. SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swaps, be recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company adopted SFAS 133 on January 1, 2001. As the Company only had one interest rate swap as of December 31, 2000, which was classified as a cash flow hedge, the adoption of this standard will not have a material impact on the financial statements. The fair market value of the interest rate swaps as of December 31, 2000 was a liability of $6.8 million.

Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

3.   Acquisition and Sale of Stations

On June 26, 2000, the Company acquired KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650.0 million in cash plus up to approximately 3.9 million shares

                   Young Broadcasting Inc. and Subsidiaries of the Company's Class A Common Stock, subject to adjustment. This acquisition was accounted for under the purchase method of accounting. Based on the Company's preliminary allocation of the purchase price, net tangible and intangible assets amounted to approximately $61.8 million and $677.3 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives which do not exceed 40 years. The purchase price allocation is to be finalized in the first quarter of 2001. The operating results of KRON-TV and BayTV are included in the Company's consolidated results of operations from the date of acquisition.

On February 29, 2000, the Company completed the sale of WKBT-TV in LaCrosse, Wisconsin to Television Wisconsin, Inc. of Madison, Wisconsin, for approximately $24.0 million. The Company recorded a gain on the sale of approximately $15.7 million, and a provision for income taxes of $1.5 million, in connection with the sale in the first quarter of 2000. The proceeds from the sale were used to pay down debt under the senior credit facility.

The following unaudited pro forma information gives effect to the acquisition of KRON and BayTV as if it had been effected on January 1, 1999 and 2000. The pro forma information for the year ended December 31, 1999 and 2000 does not purport to represent what the Company's results of operation would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

                                          Pro Forma             Pro Forma
                                      December 31, 1999     December 31, 2000
                                      ------------------    -------------------
                                   (dollars in thousands, except per share data)
Net operating revenue                       $410,809              $446,734
Operating income                            $ 69,450              $118,126
Net (loss) income                           $(54,271)             $  5,775
Basic (loss) income per common share        $  (3.11)             $   0.34

4.   Program License Rights and Liability

The Company entered into agreements for program license rights which became available in 1999 and 2000 of approximately $59.7 million and $59.8 million, respectively.

On June 16, 1998, the Company entered into a new long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the seven-year deal, KCAL-TV, Los Angeles, California, a wholly-owned subsidiary of the Company, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV obtained the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30.0 million on August 14, 1998, which was recorded as a deposit in the accompanying consolidated financial statements. The Company will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

The unpaid program license liability, which is reflected in the December 31, 2000 balance sheet, is payable during each of the years subsequent to 2000 as follows: 2001, $26.9 million; 2002, $1.7 million; $528,000 in 2003; $69,000 in
2004; and $125,000 thereafter.

The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $47.8 million at December 31, 2000.

                   Young Broadcasting Inc. and Subsidiaries

5.   Long-Term Debt

Long-term debt (excluding Senior Subordinated Notes) at December 31, 1999 and 2000 consisted of the following:

                                                        1999          2000
                                                     -----------------------
                                                      (dollars in thousands)
Senior Credit Facility                                $79,000       $705,647
Less:
     Scheduled current maturities                           -        (31,000)
                                                     -----------------------
Long-term debt excluding all current installments     $79,000        674,647
                                                     =======================

On June 26, 2000, the Company entered into a new senior credit facility which provides for borrowings up to an aggregate of $600.0 million (the "New Senior Credit Facility) in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility." The Company borrowed $708.6 million under the Senior Credit Facility to finance the cash portion of the KRON-TV acquisition, pay-down $41.1 million outstanding under the existing senior credit facility, including interest, and pay closing costs relating to both.

The Senior Credit Facility allows the Company to increase the Term B facility by up to an additional $150.0 million for general corporate purposes. The minimum amount of the increase must be $25.0 million, notice must be given to the administrative agent no later than November 15, 2001, and the additional borrowings have to be made on or before December 31, 2001.

Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. However, the Company is permitted to purchase up to $30.0 million of its shares of common stock, subject to the limitations set forth in the Senior Credit Facility and in the indentures to its senior subordinated debt. In addition, the Company may utilize the undrawn amounts under the revolving portion of the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures. In 2000 and 1999, the Company repurchased 888,631 shares for $30.0 million and 348,400 shares for $14.0 million, respectively, of Class A Common Stock.

At December 31, 2000, the Company had outstanding borrowings of $705.6 million under the Senior Credit Facility, which approximates its fair value as its interest rate floats with market conditions. The Company pays an annual commitment fee of 0.50% of the unused commitment.

Long-term debt repayments are due as follows (in millions):

          Year ended December 31:

                    2001                $ 31.0
                    2002                  39.7
                    2003                  39.8
                    2004                  39.8
                    2005                 104.1
                    Thereafter           451.2
                                        ------
                                        $705.6
                                        ======

                   Young Broadcasting Inc. and Subsidiaries

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow, ranging, in the case of LIBOR rate loans, from 1.50% based upon a ratio under 5:1 to 2.75%, based upon a 7:1 or greater ratio for Term A advances and Revolver facility; and 3.00% for Term B advances. For the year ended December 31, 2000, this floating percentage was 2.75%. At December 31, 2000, the effective interest rate for amounts outstanding under the Senior Credit Facility was 9.91%.

Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

The Senior Credit Facility requires the Company to maintain certain financial covenants. The Company is required to maintain a total debt/operating cash flow ratio ranging from 5.75x to 7.25x depending on senior debt leverages. The Company is also required to maintain a debt/operating cash flow ratio ranging from 2.00x to 4.00x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.50x to 2.00x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. At December 31, 2000, the Company was in compliance with all such covenants.

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

On June 6, 2000, the Company entered into an interest rate swap agreement for a notional amount of $272.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date is January 2, 2002 and expires on July 2, 2003. The Company will pay a fixed interest rate of 7.2625% and the Company will receive interest from the commercial banks, based upon a three month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense. The fair market value of the interest rate swap as of December 31, 2000 was a liability of $4.1 million. After January 1, 2001, if the Company decides to unwind any portion of these interest rate swaps, the cost to do so will be charged to interest expense.

On July 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company pays a fixed interest rate of 7.0882% and the Company receives interest from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential paid was recognized as an adjustment to interest expense and amounted to $128,000 for the year ended December 31, 2000. The fair market value of the interest rate swap as of December 31, 2000 was a liability of $2.7 million. After January 1, 2001, if the Company decides to unwind any portion of these interest rate swaps, the cost to do so will be charged to interest expense.

                   Young Broadcasting Inc. and Subsidiaries

6.   Senior Subordinated Notes

Senior Subordinated Notes at December 31, 1999 and 2000 consisted of the following:

                                                   1999            2000
                                              ---------------------------
                                                 (dollars in thousands)
11.75% Senior Subordinated Notes                 $120,000        $120,000
10.125% Senior Subordinated Notes                 120,000         120,000
9% Senior Subordinated Notes                      125,000         125,000
8.75% Senior Subordinated Notes                   200,000         200,000
                                              ---------------------------
Total Senior Subordinated Notes                  $565,000        $565,000
                                              ===========================

On November 14, 1994, the Company issued 11 3/4% Senior Subordinated Notes due 2004 with an aggregate principal amount of $120.0 million (the "November 1994 Notes"). Interest on the November 1994 Notes is payable semi-annually on May 15 and November 15. The November 1994 Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 1999, at the redemption prices set forth in the Senior Subordinated Note Indenture ("Indenture") pursuant to which the November 1994 Notes were issued, plus accrued interest to the date of redemption. On March 1, 2001, notices of redemption were sent to the holders of the November 1994 Notes and the Company expects to redeem the Notes in full on March 30, 2001.

On June 12, 1995, the Company issued 10 1/8% Senior Subordinated Notes due 2005 with an aggregate principal amount of $125.0 million (the "June 1995 Notes"). Interest on the June 1995 Notes is payable semi-annually on February 15 and August 15. The June 1995 Notes are redeemable, in whole or in part, at the option of the Company on or after February 15, 2000, at the redemption prices set forth in the Indenture pursuant to which the June 1995 Notes were issued, plus accrued interest to the date of redemption. On August 17, 1999, the Company purchased $5 million of outstanding 10 1/8% Senior Subordinated Notes through JP Morgan Securities at 103 3/8 or $5.2 million. On March 1, 2001, notices of redemption were sent to the holders of the June 1995 Notes and the Company expects to redeem the notes in full on March 31, 2001.

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

                   Young Broadcasting Inc. and Subsidiaries

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

At December 31, 2000, the November 1994 Notes, June 1995 Notes, January 1996 Notes, and the June 1997 Notes were trading in the public market with ask prices of 101.5, 98.75, 93 and 91.5, respectively.

7.   Stockholders' Equity

Common Stock
------------

The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C which are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2000, there were no holders of Class C Common Stock outstanding.

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

The terms of the Senior Credit Facility and the indentures relating to the Company's outstanding Senior Subordinated Notes (collectively the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to the dividend, no default would result under the Indentures and the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

The Company regularly contributed Class A Common Stock into its defined contribution plan (see Note 9) for the years ended 1998, 1999, and 2000.

Stock Option Plans
------------------

On May 22, 1995, the Company adopted the Young Broadcasting Inc. 1995 Stock Option Plan ("1995 Stock Option Plan").

The 1995 Stock Option Plan was adopted to provide incentives for independent directors, officers and employees. It may be administered by either the entire Board of Directors (the "Board") of the Company or a committee consisting of two or more members of the Board, each of whom is a non-employee director. The Board of Directors or committee, as the case may be, is to determine, among other things, the recipients of grants, whether a grant will consist of incentive stock options ("ISOs"), non-qualified stock options or stock appreciation rights ("SARs") (in tandem with an option or free-standing) or a

                   Young Broadcasting Inc. and Subsidiaries combination thereof, and the number of shares to be subject to such options. ISOs may be granted only to officers and key employees of the Company and its subsidiaries. Non-qualified stock options and SARs may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company.

The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 3,300,000. As of December 31, 2000, non-qualified and incentive stock options for an aggregate of 2,432,453 shares at various prices from $19.75 to $61.20 have been granted to various individuals, including various executive officers. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

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

Those directors who are not also employees of the Company receive an annual retainer as determined by the Board of Directors, which may be in the form of cash or stock options, or a combination of both, and also receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended. Non-employee directors also receive, upon becoming a director, a five-year option to purchase up to 1,000 shares of Class A Common Stock at an exercise price equal to 120% of the quoted price on the date of grant. Employee directors are not compensated for services as a director.

Under the 1995 Stock Option Plan for the year ended December 31, 2000, independent directors, officers and employees were not granted options to purchase the Company's stock at less than the fair market value on the date of the option grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1998, 1999, and 2000 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:

                                                                        1998        1999         2000
                                                                        ----        ----         ----
                                                                 (dollars in thousands, except per share data)
      Net income (loss) - as reported                                  $3,999      $(21,542)     $13,989
      Net income (loss) - pro forma                                    $1,048      $(23,892)     $11,964
      Net income (loss) per basic common share-as reported             $ 0.28      $  (1.59)     $  0.92
      Net income (loss) per basic common share-pro forma               $ 0.07      $  (1.76)     $  0.79

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in

                   Young Broadcasting Inc. and Subsidiaries future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

               Expected dividend yield             0%
               Expected stock price volatility    25%
               Risk-free interest rate:
                        1998                    5.04%
                        1999                    6.66%
                        2000                    4.93%
               Expected life of options         5 years

The weighted average fair value of options granted during 1998, 1999, and 2000 was $14.20, $17.19 and $6.95 respectively.

Changes during 1998, 1999 and 2000 in stock options are summarized below:


                                         Stock Options   Weighted Average
                                          Outstanding     Exercise Price
                                          -----------     --------------

Outstanding at January 1, 1998             1,353,235          $26.83
     Granted                                 130,792           26.83
     Exercised                               (16,750)          21.42
     Forfeited                                (2,907)          33.67
                                           ---------

Outstanding at December 31, 1998           1,464,370          $28.25
     Granted                                 405,500           25.18
     Exercised                               (10,987)          20.29
     Forfeited                                  (530)          41.71
                                           ---------

Outstanding at December 31, 1999           1,858,353          $27.59
     Granted                                 580,050           20.99
     Exercised                                (5,950)          30.46
                                           ---------

Outstanding at December 31, 2000           2,432,453          $26.01
                                           =========

Options for 920,755 shares, 1,200,633 shares, and 1,597,551 shares were exercisable at December 31, 1998, 1999, and 2000, respectively.


                                         Options Outstanding                                Options Exercisable
                        -----------------------------------------------------      ----------------------------------
                                                   Weighted
                            Number                  Average          Weighted           Number             Weighted
                         Outstanding at            Remaining         Average        Exercisable at         Average
   Range of               December 31,            Contractual        Exercise        December 31,          Exercise
Exercise Prices               2000                    Life            Price              2000               Price
---------------               ----                    ----           ------              ----               -----
 $ 19.75-$22.48           1,154,814                   9.0               20.33           672,094               19.98
 $ 24.50-$26.95             409,555                   7.9               24.63           192,030               24.66
 $ 28.00-$33.83             511,450                   6.0               30.74           504,550               30.75
 $34.00-$39.875             234,647                   6.7               36.60           166,775               36.62
 $ 43.50-$61.20             121,992                   7.3               44.25            62,102               45.00
                         ----------            ----------           ---------       -----------         -----------
                          2,432,453                  7.34              $26.01         1,597,551              $26.65
                         ==========            ==========           =========       ===========         ===========

At December 31, 2000, the Company has reserved 56,192 shares of its Class A Common Stock and 2,376,261 shares of Class B Common Stock in connection with stock options.

                   Young Broadcasting Inc. and Subsidiaries

Stock Repurchases
-----------------

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

During July and August 2000, the Company repurchased 888,600 shares of its Class A Common Stock in open market purchases pursuant to a stock repurchase program for an aggregate price of approximately $30.0 million.

8.   Income Taxes

For the year ended December 31, 2000, the Company recorded a tax provision of $1.5 million relating to the sale of WKBT-TV. For the year ended December 31, 1998 and 1999, the Company did not record a provision/benefit for income taxes since the Company generated losses during such periods.

At December 31, 2000, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $218.0 million expiring at various dates through 2020. The availability of NOL carryforwards to offset future income is subject to annual limitations imposed by Internal Revenue Code Section 382 as a result of successive ownership changes. To the extent that an annual NOL limitation is not used, it carries and accumulates forward to future years.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                                      1999                2000
                                                                 --------------------------------
Deferred Tax Assets:

Stock Option Compensation Accrued                                $  7,640,624        $  7,207,127
Accounts Receivable                                                   812,805             673,950
Other                                                                  58,392             367,327
Net Operating Loss Carryforwards                                   84,802,263          86,204,005
Less: Valuation Allowance for Deferred Tax Assets                 (59,517,704)        (53,490,449)
                                                                 --------------------------------
Total Deferred Tax Assets                                          33,796,380          40,961,960
                                                                 --------------------------------

Deferred Tax Liabilities:

Fixed Assets                                                        1,708,512          (2,109,435)
Intangibles                                                       103,488,560         114,472,087
Other                                                                  49,581              49,581
                                                                 --------------------------------
Total Deferred Tax Liabilities                                    105,246,653         112,412,233
                                                                 --------------------------------
Net Deferred Tax Asset/(Liability)                                (71,450,273)        (71,450,273)
                                                                 ================================

                   Young Broadcasting Inc. and Subsidiaries

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

For the years ended December 31, 1998, 1999 and 2000, the Company paid and accrued matching contributions (25,243; 21,545 and 50,764 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to $1,146,000, $811,000 and $1,321,000, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2000 were made on January 23, 2001.

10. Commitments and Contingencies

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 1999 and 2000, the net amount of property and equipment recorded under capital leases was $5.7 million and $5.0, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2000 are as follows:

                                               Capital Leases      Operating Leases
                                            ---------------------------------------
                                                     (dollars in thousands)
      Year ending December 31:
        2001                                   $     973               $     5,101
        2002                                       1,030                     4,031
        2003                                       1,065                     3,960
        2004                                       1,865                     3,444
        2005                                         695                     1,824
        Thereafter                                     9                     1,031
                                            --------------------------------------
      Total minimum lease payments             $   5,637               $    19,391
                                            ======================================

Rental expense charged to continuing operations under operating income for the years ended December 31, 1998, 1999 and 2000 was approximately $1.8 million, $3.7 million and $4.5 million, respectively.

In August 1999, Fresh Bait, Inc. filed a complaint in Los Angeles Supreme Court against the Company alleging breach of contract, among other things. The complaint alleges that we violated an oral programming contract. Fresh Bait is seeking damages of $17.4 million plus punitive damages. The Company believes that this complaint is without merit and is vigorously contesting it.

                   Young Broadcasting Inc. and Subsidiaries

11. Quarterly Financial Data (Unaudited)

The following summarizes the Company's results of operations for each quarter of 2000 and 1999 (in thousands, except per share amounts). The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the (loss) income per common share for the year.

                                               First           Second            Third           Fourth
                                              Quarter          Quarter          Quarter          Quarter
                                              -------          ------           ------           -------
                                                    (dollars in thousands, except per share amounts)
2000
Net revenue                                    $72,164           $74,927         $102,033        $123,561
Operating income                                11,666            17,028           30,750          37,250
Net income (loss)                                9,885               734           (1,630)          5,000
Net income (loss) per common share:
     Basic                                     $  0.73           $  0.05         $  (0.10)       $   0.30
     Diluted                                   $  0.71           $  0.05         $  (0.10)       $   0.28

1999
Net revenue                                    $63,247           $73,704         $ 64,190        $ 79,518
Operating income (loss)                          8,192            18,512           (5,380)         21,359
Net (loss) income                               (7,743)            2,606          (21,607)          5,202
Net (loss) income per common share:
              Basic                            $ (0.56)          $  0.19         $  (1.60)       $   0.39
              Diluted                          $ (0.56)          $  0.18         $  (1.60)       $   0.39

12.  Subsequent Debt Issuance

     On March 1, 2001, the Company completed an offering (the "March 2001 Notes Offering") of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.0 million to a financial institution pursuant to a purchase agreement dated February 16, 2001. Pursuant to the terms of the purchase agreement, the Company has agreed to file a registration statement with respect to an offer to exchange the March 2001 Notes for notes of the Company with substantially identical terms of the March 2001 Notes, except that the new notes will not contain terms with respect to transfer restrictions.

    The Company will use approximately $254.4 million of the March 2001 Notes proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company will use the remaining proceeds of approximately $254.0 million to repay outstanding indebtedness under the Company's Senior Credit Facility. In addition, the Company will record an extraordinary loss in the first quarter of 2001 relating to the redemption of these notes and the repayment of a portion of the Senior Credit Facility for deferred financing costs, premiums and interest.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                            YOUNG BROADCASTING INC.

             Column A                      Column B                     Column C                  Column D         Column E
             --------                      --------      --------------------------------------   --------         --------
                                                                        Additions
                                                         --------------------------------------
                                       Bal. at Beginning      Charged to         Charged to                     Bal. at End
           Description                     of Period      Costs and Expenses   Other Accounts    Deductions(3)   of Period
           -----------                 -----------------  ------------------  ---------------    -------------  -----------
Year ended December 31, 1998:
     Deducted from asset accounts:
         Allowance for doubtful
              accounts............         $1,872,000             488,000          52,000(1)          400,000    $2,012,000
Year ended December 31, 1999
     Deducted from asset accounts:
        Allowance for doubtful
               accounts...........         $2,012,000             377,000               -             628,000    $1,761,000
Year ended December 31, 2000
     Deducted from asset accounts:
         Allowance for doubtful
               accounts...........         $1,761,000             583,000       1,000,000(2)          716,000    $2,628,000

___________
(1) Amount relates to merger of Adam Young Inc.
(2) Amount relates to the acquisition of KRON-TV
(3) Write-off of uncollectible accounts

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                 PART III


Item 10. Directors and Executive Officers of the Registrant.

     Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which is incorporated herein by this reference.


Item 11.  Executive Compensation.

     Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

     Information called for by Item 13 is set forth under the heading "Election of Directors--Certain Transactions" in the 2001 Proxy Statement, which is incorporated herein by this reference.


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

     (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

                                   EXHIBITS

Exhibit
Number    Exhibit Description
------    -------------------
2.1 Asset Purchase Agreement, dated as of November 15, 1999, between The Chronicle Publishing Company and Young Broadcasting Inc/(7)/
3.1 Restated Certificate of Incorporation of the Company and all amendments thereto
3.2       Second Amended and Restated By-laws of the Company/(1)/
9.1(a) Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees/(1)/
9.1(b)    Amendment No. 1, dated as of July 22, 1994, to Voting Trust
          Agreement/(1)/
9.1(c)    Amendment No. 2, dated as of April 12, 1995, to Voting Trust
          Agreement/(2)/
9.1(d)    Amendment No. 3, dated as of July 5, 1995, to Voting Trust
          Agreement/(2)/
9.1(e) Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement/(4)/
9.1(f) Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement/(4)/
9.1(g)    Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement
9.2 Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee/(4)/
10.1* Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young
10.2* Employment Agreement, dated as of August 1, 1998, between the Company and Ronald J. Kwasnick
10.3* Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan
10.4* Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott
10.5 Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)/(1)/
10.6 Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and ABC/(1)/
10.7 Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS/(1)/
10.8 Affiliation Agreement, dated September 21, 1995, between Winnebago Television Corporation and ABC/(2)/
10.9 Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS/(1)/
10.10 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC/(1)/
10.11 Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and ABC/(1)/
10.12 Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC/(1)/
10.13 Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC/(2)/
10.14 Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)/(5)/
10.15 Affiliation Agreement, dated December 6, 1994, between NBC and The Chronicle Publishing Company
10.16(a) Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company/(1)/
10.16(b)  First Amendment to Lease, dated January 14, 1997/(4)/

10.16(c)  Second Amendment to Lease, dated May 25, 1999
10.16(d)  Third Amendment to Lease, dated January 14, 2000
10.16(e) Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000
10.17 Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent) and First Union National Bank and CIBC World Markets Corp. (as Syndication Agents)
10.18 Second Amended and Restated Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent and Issuing
          Bank) and First Union National Bank and CIBC World Markets Corp. (as Syndication Agents)
10.19     Amended and Restated Young Broadcasting Inc. 1995 Stock Option Plan
10.20 Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as Trustee, relating to the January 1996 Notes/(6)/
10.21 Indenture, dated June 15, 1997, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the June 1997 Notes/(3)/
10.22 Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the March 2001 Notes
10.23 ISDA Master Agreement, dated June 6, 2000, between Canadian Imperial Bank of Commerce and the Company relating to the June 6, 2000 interest rate swap agreement.
10.24 Confirmation dated June 9, 2000, between Deutsche Bank AG and the Company relating to the June 6, 2000 interest rate swap agreement.
10.25 Confirmation dated July 3, 2000, between Deutsche Bank AG and the Company relating to the July 3, 2000 interest rate swap agreement
11.1      Statement re computation of per share earnings
21.1      Subsidiaries of the Company
23.1      Consent of Ernst & Young LLP, Independent Auditors

___________
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 33-94192, under the Securities Act of 1933 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-31429, under the Securities Act of 1933 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Annual Report Form 10-K for the fiscal year ended December 31, 1996 under the Securities Exchange Act of 1934 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Registration Statement on Form S-3, Registration No. 333-06241, under the Securities Act of 1933 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-2466, under the Securities Act of 1933 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-31156, under the Securities Act of 1933 and incorporated herein by reference.

*         Management contract or compensatory plan or arrangement.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YOUNG BROADCASTING INC.


Date: March 15, 2001                 By  /s/ Vincent J. Young
                                         --------------------
                                         Vincent J. Young
                                             Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                 Title                                Date
   ----------                 -----                                ----

/s/ Vincent J. Young
--------------------
 Vincent J. Young             Chairman and Director             March 15, 2001
                              (principal executive officer)


/s/ Adam Young
--------------
    Adam Young                Treasurer and Director            March 15, 2001


/s/ James A. Morgan
-------------------
    James A. Morgan           Executive Vice President,         March 15, 2001
                              Chief Financial Officer
                              (principal financial officer and
                              principal accounting officer) and
                              Director

/s/ Ronald J. Kwasnick
----------------------
    Ronald J. Kwasnick        President and Director            March 15, 2001


/s/ Bernard F. Curry
--------------------
    Bernard F. Curry          Director                          March 15, 2001


/s/ Alfred J. Hickey, Jr.
-------------------------
    Alfred J. Hickey, Jr.     Director                          March 15, 2001


/s/ Leif Lomo
-------------
    Leif Lomo                 Director                          March 15, 2001


/s/ Robert L. Winikoff
----------------------
    Robert L. Winikoff        Director                          March 15, 2001


/s/ David C. Lee
----------------
    David C. Lee              Director                          March 15, 2001