Form 10-Q
period 2001-03-31
YOUNG BROADCASTING INC /DE/
filed 2001-05-15
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

      For the quarterly period ended                Commission file number:
             March 31, 2001                                 0-25042

                             YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     13-3339681
  (State of other jurisdiction of                       (I.R.S. employer
  incorporation or organization)                        identification no.)

                              599 Lexington Avenue
                            New York, New York 10022
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 754-7070

                      -----------------------------------

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

                      -----------------------------------

         Number of shares of Common Stock outstanding as of April 30, 2001:
14,321,088 shares of Class A Common Stock, and 2,276,386 shares of Class B Common Stock.

================================================================================

                             YOUNG BROADCASTING INC.

                                    FORM 10-Q

                                Table of Contents

Part I     Financial Information

                                                                         Page
                                                                         ----
     Item 1.  Financial Statements.

              Consolidated Balance Sheets as of December 31, 2000
              and March 31, 2001 ........................................  2

              Consolidated Statements of Operations for the Three Months
              Ended March 31, 2000 and 2001 .............................  3

              Consolidated Statements of Stockholders' Equity for the
              Three Months Ended March 31, 2001 .........................  4

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2000 and 2001 .............................  5

              Notes to Consolidated Financial Statements ................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................  8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.. 14

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K .......................... 15

Signatures .............................................................. 16

Part I  Financial Information
Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                        December 31,         March 31,
                                                                                            2000*              2001
                                                                                     ---------------------------------------
Assets                                                                                                       (Unaudited)

Current assets:
   Cash and cash equivalents                                                            $    5,576,009     $    3,716,429
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,628,000 in 2000 and $2,778,381 in 2001                                              97,704,449         74,011,907
   Current portion of program license rights                                                31,467,537         16,148,150
   Prepaid expenses                                                                          7,506,103          7,451,112
                                                                                     ---------------------------------------
Total current assets                                                                       142,254,098        101,327,598
                                                                                     ---------------------------------------

Property and equipment, less accumulated depreciation and amortization of
   $154,493,991 in 2000 and $160,738,265 in 2001                                           119,483,399        113,962,040
Program license rights, excluding current portion                                            1,814,832          1,339,626
Deposits and other assets                                                                   30,868,372         34,441,116
Broadcasting licenses and other intangibles, less accumulated amortization of
   $159,850,583 in 2000 and $168,189,132 in 2001                                         1,252,546,918      1,244,208,369
Deferred charges less accumulated amortization of $17,019,904 in 2000 and
   $10,288,281 in 2001                                                                       7,400,330          6,059,835
                                                                                     ---------------------------------------
Total Assets                                                                            $1,554,367,949     $1,501,338,584
                                                                                     =======================================

Liabilities and stockholders' equity

Current liabilities:
   Trade accounts payable                                                                  $25,868,453        $18,118,540
   Accrued expenses and other current liabilities                                           42,833,270         31,628,745
   Current installments of program license liability                                        27,163,243         12,921,551
   Current installments of long-term debt                                                   31,000,000         19,654,247
   Current installments of obligations under capital leases                                    973,316            935,825
                                                                                     --------------------------------------
Total current liabilities                                                                  127,838,282         83,258,908

Program license liability, excluding current installments                                    2,109,357          1,760,170
Long-term debt, excluding current installments                                             674,647,221        434,005,928
Senior Subordinated Notes                                                                  565,000,000        825,000,000
Premium on subordinated debt offering                                                                -          8,341,890
Deferred taxes and other liabilities                                                        76,073,361         84,447,726
Obligations under capital leases, excluding current installments                             4,664,525          4,407,351
                                                                                     --------------------------------------
Total liabilities                                                                        1,450,332,746      1,441,221,973
                                                                                     --------------------------------------

Minority interest                                                                              941,645            941,645
Stockholders' equity:
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 14,254,404 shares at 2000 and 14,306,621 at 2001                               14,253             14,307
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,291,786 shares at 2000 and 2,276,386 at 2001                                  2,292              2,276
   Additional paid-in capital                                                              269,301,468        270,189,326
   Accumulated deficit                                                                    (166,224,455)      (198,446,157)
   Accumulated other comprehensive loss                                                              -        (12,584,786)
                                                                                     --------------------------------------
Total stockholders' equity                                                                 103,093,558         59,174,966
                                                                                     --------------------------------------
Total liabilities and stockholders' equity                                              $1,554,367,949     $1,501,338,584
                                                                                     ======================================

*Derived from the audited financial statements for the year ended December 31, 2000. See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Three Months ended March 31,
                                                                                    2000               2001
                                                                              ----------------------------------------

Net operating revenue                                                              $72,163,890        $ 92,651,843
                                                                              ----------------------------------------

Operating expenses                                                                  16,558,206          24,476,566
Amortization of program license rights                                              16,359,207          18,279,012
Selling, general and administrative expenses                                        13,881,892          19,411,971
Depreciation and amortization                                                       10,865,820          15,477,786
Corporate overhead                                                                   2,494,084           2,745,513
Non-cash compensation                                                                  338,770             453,863
                                                                              ----------------------------------------
Operating income                                                                    11,665,911          11,807,132
                                                                              ----------------------------------------

 Interest expense, net                                                             (15,520,226)        (31,214,566)
 Gain on the sale of station                                                        15,650,704                   -
 Other expense, net                                                                   (411,262)           (377,718)
                                                                              ----------------------------------------
                                                                                      (280,784)        (31,592,284)
                                                                              ----------------------------------------

Income (loss)  before provision for income taxes and extraordinary item             11,385,127        (19,785,152)
Provision for income taxes                                                           1,500,000                  -
                                                                              ----------------------------------------
Income (loss) before extraordinary item                                              9,885,127        (19,785,152)
Extraordinary loss on extinguishment of debt                                         -                (12,436,550)
                                                                              ----------------------------------------
Net income (loss)                                                                  $ 9,885,127       $(32,221,702)
                                                                              ========================================

Income (loss) per common share before extraordinary item-basic                     $      0.73       $      (1.19)
                                                                              ========================================
Income (loss) per common share before extraordinary item-diluted                   $      0.71       $      (1.19)
                                                                              ========================================

Net income (loss) per common share-basic                                           $      0.73       $      (1.94)
                                                                              ========================================

Net income (loss) per common share-diluted                                         $      0.71       $      (1.94)
                                                                              ========================================

Weighted average shares-basic                                                       13,501,943         16,567,865
                                                                              ========================================

Weighted average shares-diluted                                                     13,881,133         16,567,865
                                                                              ========================================

See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                                    Common Stock      Additional                     Accumulated        Total
                                                    ------------       Paid-In       Accumulated    Comprehensive    Stockholders'
                                                Class A    Class B     Capital         Deficit           Loss           Equity
                                              -------------------------------------------------------------------------------------
Balance at December 31, 2000................    $14,253     $2,292  $269,301,468   $(166,224,455)              -   $103,093,558

    Contribution of shares into Company's
      defined contribution plan.............         10                  328,510                                        328,520

    Conversion of Class B Common Stock
       to Class A Common Stock..............         16       (16)

    Exercise of stock options...............         28                  559,348                                        559,376

    Net loss for the three months ended
       March 31, 2001.......................                                          (32,221,702)                  (32,221,702)


  Comprehensive Loss
  ------------------
    Cumulative effect of change in
    accounting for cash flow hedge..........                                                           (6,816,890)   (6,816,890)
    Net loss for period ended March 31, 2001                                                           (5,767,896)   (5,767,896)
                                              -------------------------------------------------------------------------------------
Balance at March 31, 2001...................    $14,307     $2,276  $270,189,326    $(198,446,157)   $(12,584,786) $ 59,174,966
                                              =====================================================================================

See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Three Months ended March 31,
                                                                                             2000               2001
                                                                                      ---------------------------------------
Operating activities
Net income (loss)                                                                        $   9,885,127      $ (32,221,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                 5,105,128          6,263,088
     Amortization of program license rights                                                 16,359,207         18,279,012
     Amortization of broadcasting licenses, other intangibles and deferred charges
                                                                                             5,760,692          9,214,698
     Non-cash compensation                                                                     338,770            453,863
     Gain on sale of station                                                               (15,650,704)                 -
     (Loss) gain on disposal of fixed assets                                                    (2,586)            22,053
     Extraordinary loss on extinguishment of debt                                                    -         12,436,550
     Payments on programming license liabilities                                           (15,433,308)       (16,143,779)
     Decrease in trade accounts receivable                                                   9,158,756         23,741,737
     (Decrease) increase in prepaid expenses                                                  (199,564)            54,991
     Decrease in trade accounts payable                                                     (3,986,415)        (9,134,287)
     Increase (decrease) in accrued expenses                                                 1,802,007        (12,369,957)
                                                                                      ---------------------------------------
Net cash provided by operating activities                                                   13,137,110            596,267
                                                                                      ---------------------------------------

Investing activities
Capital expenditures                                                                        (1,302,298)          (360,122)
Proceeds from the sale of station                                                           23,983,758                  -
Increase  in deposits and other assets                                                        (967,122)        (3,572,744)
                                                                                      ---------------------------------------
Net cash provided by (used in) investing activities                                         21,714,338         (3,932,866)
                                                                                      ---------------------------------------

Financing activities
Principal payments on long-term debt                                                       (38,802,000)      (268,162,046)
Borrowings from working capital facility                                                     3,210,000         16,175,000
Redemption of subordinated debt                                                                      -       (254,445,131)
Deferred acquisition and debt refinancing costs incurred                                      (634,373)          (767,506)
Proceeds from exercise of options                                                              193,300            559,376
Proceeds from issuance of subordinated debt                                                          -        508,411,991
Principal payments under capital lease obligations                                            (163,115)          (294,665)
                                                                                      ---------------------------------------
Net cash (used in) provided by financing activities                                        (36,196,188)         1,477,019
                                                                                      ---------------------------------------

Net decrease in cash and cash equivalents                                                   (1,344,740)        (1,859,580)
Cash and cash equivalents at beginning of year                                               2,952,144          5,576,009
                                                                                      ---------------------------------------
Cash and cash equivalents at March 31                                                    $   1,607,404      $   3,716,429
                                                                                      =======================================

Supplemental disclosure of cash flow information
Interest paid                                                                            $  13,566,679      $  44,398,006



See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Principles of Consolidation

         The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (three with CBS, six with ABC, and two with NBC) and one independent television broadcasting stations, in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include a 51% interest in a cable news channel servicing the San Francisco area and the Company's wholly-owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  Accounting Change - Derivative Financial Instruments

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Hedging Activities," on January 1, 2001. SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. SFAS No. 133 requires the transition adjustment resulting from adopting this statement to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to other comprehensive loss of approximately $6.8 million, to recognize the value of its derivative instrument as of the date of adoption.

         The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of March 31, 2001, the Company had one interest rate swap, which was designated as a cash flow hedge.

         The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated and meets all the criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

3.  Acquisition

         On June 26, 2000, the Company acquired the assets of KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650.0 million in cash plus approximately 3.9 million shares of the Company's Class A Common Stock. This acquisition was accounted for as a purchase. Based on the Company's preliminary allocation of the purchase price, net tangible and intangible assets amounted to approximately $61.8 million and $677.3 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives which do not exceed 40 years. The purchase price allocation will be finalized in

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)




the second quarter of 2001. The operating results of KRON-TV and BayTV are included in the Company's consolidated results of operations from the date of acquisition.

         The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV as if it had been effected January 1, 2000. The three month period ended March 31, 2001 reflects the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three months ended March 31, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.

                                                      Three Months
                                                      ------------
                                               Pro forma      Actual
                                                3/31/00      3/31/01
                                                -------      -------
                                   (dollars in thousands, except per share data)
Net revenue                                    $107,867      $ 92,652
Operating income                               $ 19,858      $ 11,807
Net  income (loss)                             $  3,322      $(32,222)
Basic income (loss) per common  share          $   0.19      $  (1.94)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

         THE FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT, INCLUDING CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" AND "RESULTS OF OPERATIONS." FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

         The following table sets forth certain operating data for the quarters ended March 31, 2000 and 2001:

                                                     Quarter  Ended March 31,
                                                     ------------------------
                                                        2000           2001
                                                        -----          ----
                                                           (in thousands)
Operating income ............................        $ 11,666       $ 11,807
Add:
     Amortization of program license rights .          16,359         18,279
     Depreciation and amortization ..........          10,866         15,478
     Corporate overhead .....................           2,494          2,746
     Non-cash compensation ..................             339            454
Less:
     Payments for program license liabilities         (15,433)       (16,144)
                                                    ---------------------------
Broadcast cash flow .........................        $ 26,291       $ 32,620
                                                    ===========================

Television Revenues

         Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

                                          Quarter Ended March 31,
                                          -----------------------
                                       2000                        2001
                                       ----                        ----
                               Amount          %             Amount         %
                               ------        ----            -------      -----
                                                (in thousands)
Revenues

   Local....................  $53,177        62.9            $65,446      60.7
   National.................   23,484        27.8             34,082      31.6
   Network..................    2,826         3.4              4,808       4.5
   Political................    3,243         3.8                461       0.5
   Production/Other.........    1,819         2.1              2,956       2.7
                              -------       -----            -------     -----
           Total............   84,549       100.0            107,753     100.0

Commissions.................  (12,385)      (14.6)          (15,101)     (14.0)
                              -------       -----           --------     ------

Net Revenue.................  $72,164        85.4           $92,652       86.0
                              =======        ====           =======       ====

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

          Net revenue for the quarter ended March 31, 2001 was $92.7 million, an increase of $20.5 million, or 28.4%, compared to $72.2 million for the quarter ended March 31, 2000. KRON-TV accounted for $30.2 million of net revenue in the first quarter of 2001. This additional revenue was offset by decreased advertising spending from the automobile industry and dot-com companies resulted in reductions in the Company's gross local and national revenues of 6.4% and 21.2%, respectively, excluding the disposition of WKBT-TV and acquisition of KRON-TV. Political revenue for the quarter ended March 31, 2001 was $461,000, a decrease of $2.8 million from the quarter ended March 31, 2000. The decrease in political revenue is primarily attributable to 2000 being a national election year with presidential primaries and many state and local elections, while the first quarter of 2001 had only limited state and local elections.

         Operating expenses, including selling, general and administrative expenses, for the quarter ended March 31, 2001 were $43.9 million, compared to $30.4 million for the quarter ended March 31, 2000, an increase of $13.5 million, or 44.4%. KRON-TV accounted for $12.7 million of such increase. The remaining increase was attributable to New Media/Internet expenses related to sales on the stations' Internet sites.

         Amortization of program license rights for the quarter ended March 31, 2001 was $18.3 million, compared to $16.4 million for the same quarter of 2000, an increase of $1.9 million, or 11.6%. KRON-TV accounted for $2.2 million of this increase.

         Depreciation of property and equipment and amortization of intangible assets was $15.5 million, for the quarter ended March 31, 2001, compared to $10.9 million for the same quarter in 2000, an increase of $4.6 million, or 42.2%. Depreciation and amortization at KRON-TV was $5.9 million. The decrease, net of KRON, was primarily attributable to equipment and intangibles becoming fully depreciated or amortized at several stations.

         The Company made payments for program license liabilities of $16.1 million during the quarter ended March 31, 2001, compared to $15.4 million for the quarter ended March 31, 2000, an increase of $711,000. KRON-TV accounted for $2.1 million of this increase. The net decrease of $1.4 million was attributable to the amortization of the advance payment to the Lakers upon signing the contract in 1998.

         Corporate overhead was $2.7 million for the quarter ended March 31, 2001, compared to $2.5 million for the quarter ended March 31, 2000, an increase of $251,000, or 10.1%. The increase was the result of increased personnel and administrative costs.

        Non-cash compensation was $454,000 for the quarter ended March 31, 2001, compared to $339,000 for the quarter ended March 31, 2000, an increase of $115,000. This increase was due to increased matching contributions by the Company to its 401(k) Plan increased because of the increased number of 401(k) participants as a result of the KRON-TV acquisition.

         Interest expense for the quarter ended March 31, 2001 was $31.2 million, compared to $15.5 million for the same period in 2000, an increase of $15.7 million. The increase in interest expense is due to higher debt levels associated with the KRON acquisition.

         The Company recorded an extraordinary loss of $12.4 million in the first quarter of 2001 relating to the redemption of senior subordinated notes and the repayment of a portion of the senior credit facility (see Liquidity).

         As a result of the factors discussed above, the net loss for the Company was $32.2 million for the quarter ended March 31, 2001, compared with net income of $9.9 million for the same period in 2000.

         Broadcast cash flow for the quarter ended March 31, 2001 was $32.6 million, compared to $26.3 million for the quarter ended March 31, 2000, an increase of $6.3 million, or 24.0%. KRON-TV accounted for approximately $15.4 million of this increase. Broadcast cash flow margins (broadcast cash flow divided by net revenue) were 35.2% for the quarter ended March 31, 2001, compared to 36.4% for the same period in 2000.

Pro Forma

         The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 2000. The three month period ended March 31, 2001 was the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three months ended March 31, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                               Quarter Ended March 31,
                                                               -----------------------
                                                                2000(1)           2001
                                                                ----              ----
                                                             Pro Forma         Actual
                                                             ---------         ------
                                                                     (unaudited)
                                                                   (in thousands)
Net revenue(2)                                             $   107,867    $    92,652
Operating expenses, including selling, general and
   administrative expenses                                      46,323         43,888
Amortization of program license rights                          19,232         18,279
Depreciation and amortization of program license rights         19,621         15,478
Corporate overhead                                               2,494          2,746
Non-cash compensation paid in common stock                         339            454
                                                           ----------------------------
Operating income                                           $    19,858    $    11,807
                                                           ============================

Broadcast cash flow (3)                                    $    43,337    $    32,620
Broadcast cash flow margin                                        40.2%          35.2%
Operating cash flow (4)                                    $    40,843    $    29,874


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

(2) Net revenue are total revenues net of agency and national representation commissions.

(3) "Broadcast cash flow" is defined, by the Company, as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companiesand are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reimbursement or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

Liquidity and Capital Resources

         Cash provided by operations for the three months ended March 31, 2001 was $596,000 as compared to $13.1 million for the same period in 2000. Changes in the Company's net cash flows from operating activities are primarily the result of decreased revenue from the softening advertising market, offset by increased revenue and expenses resulting from the KRON-TV acquisition for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. In addition, during the first quarter of 2001, the Company paid approximately $17.2 million of interest accrued at December 31, 2000, resulting in a decrease of accrued expenses in the first quarter of 2001 of $14.2 million as compared to the same period in 2000.

         Cash used in investing activities for the three months ended March 31, 2001 was $3.9 million and cash used in investing activities for the three months ended March 31, 2000 was $21.7 million. Investing activities in 2000 included $24.0 million of proceeds from the sale of WKBT-TV. In 2001, the Company had approximately $1.7 million increased uses of investing activities in capital expenditures and deposits, the majority of which relates to deposits or purchases of capital equipment for digital conversion of the stations.

         Cash provided by financing activities for the three months ended March 31, 2001 was $1.5 million and cash used in financing activities for the three months ended March 31, 2000 was $36.2 million. On March 1, 2001, the Company received the proceeds of the March 2001 Notes Offering (as defined below) of $500.0 million principal amount and a premium of approximately $8.4 million. The Company used approximately $254.4 million of these proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including interest and redemption premiums. The Company used the remaining proceeds of approximately $254.0 million to repay outstanding indebtedness under the Company's senior credit facility. Financing activities for the three months ended March 31, 2000 include principal payments under the senior credit facility of $38.8 million.

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

         Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. However, the Company is permitted to purchase up to $30.0 million of its shares of common stock, subject to the limitations set forth in the Senior Credit Facility and in the indentures to its senior subordinated debt. In addition, the Company may utilize the undrawn amounts under the revolving portion of the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures. In 2000, the Company repurchased 888,631 shares for $30.0 million of Class A Common Stock.

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

         The Senior Credit Facility requires the Company to maintain certain financial ratios. As of March 31, 2001, the Company was not in compliance with one of these ratios. On May 10, 2001, the Senior Credit Facility was amended with respect to certain financial ratios and as of March 31, 2001, the Company was in compliance with each of these financial ratios, as amended. The Company is now required to maintain a total debt/operating cash flow ratio ranging from 5.25x to 7.40x depending on senior debt leverages. The Company is also required to maintain a debt/operating cash flow ratio ranging from 2.00x to 3.00x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.40x to 1.75x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

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

         On March 1, 2001, the Company completed an offering (the "March 2001 Notes Offering") of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million to a financial institution pursuant to a purchase agreement dated February 16, 2001. Pursuant to the terms of the purchase agreement, the Company filed a registration statement on April 30, 2001, with respect to an offer to exchange the March 2001 Notes for notes of the Company with substantially identical terms of the March 2001 Notes, except that the new notes will not contain terms with respect to transfer restrictions. The Company used approximately $254.4 million of the March 2001 Notes proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums.

         Concurrently with the consummation of the March 2001 Notes Offering, the Company mailed redemption notices to the holders of its 11 3/4% Senior Subordinated Notes due 2004 and to holders of its 10 1/8% Senior Subordinated Notes due 2005, and such notes were redeemed on March 30, 2001.

         The Company's total debt at March 31, 2001 was approximately $1,284.0 million. In addition, the Company had an additional $89.4 million of unused available borrowings under the Senior Credit Facility.

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

         On July 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company pays a fixed interest rate of 7.0882% and the Company received interest, from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential to be paid or received has been recognized as an adjustment to interest expense.

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

Impact of Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by Statement of Financial Accounting Standards No. 138. SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swaps, be recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company adopted SFAS 133 on January 1, 2001. As the Company only had one interest rate swap as of March 31, 2001, which was designated as a cash flow hedge, the adoption of this standard did not have a material impact on the financial statements. The fair market value of the interest rate swaps as of March 31, 2001 was a liability of $12.6 million.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         The Company's Senior Credit Facility, with approximately $453.7 million outstanding as of March 31, 2001, bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates.

         The Company's senior subordinated notes of approximately $825.0 million outstanding as of March 31, 2001 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The senior subordinated notes have fixed rates of interest ranging from 8 3/4% to 10% are ten-year notes, maturing in various years commencing 2006.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit
Number            Exhibit Description
-------           -------------------
11                Statement Re Computation of Per Share Earnings.



         (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the first quarter of the year ending December 31, 2001.

                   Date Report
Date of Report     Filed with SEC      Items Reported
--------------     --------------      --------------
February 14, 2001  February 15, 2001   Item 5-Other Events
                                       Item 7-Financial Statements, Pro Forma
                                              Financial Information and Exhibits

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     YOUNG BROADCASTING INC.


Date:    May 15, 2001                By: /s/ Vincent J. Young
                                        --------------------------------------
                                             Vincent J. Young
                                             Chairman

Date:    May 15, 2001                By: /s/ James A. Morgan
                                        --------------------------------------
                                             James A. Morgan
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)