Form 10-Q
period 2001-06-30
YOUNG BROADCASTING INC /DE/
filed 2001-08-10
CIK 929144

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------


            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                          Commission file number:
       June 30, 2001                                          0-25042

                             YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                          13-3339681
(State of other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification no.)

                              599 Lexington Avenue
                            New York, New York 10022
                    (Address of principal executive offices)

Registrant's telephone number, including area code:         (212)  754-7070

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X No____

                             ----------------------

     Number of shares of Common Stock outstanding as of July 31, 2001:
17,334,115 shares of Class A Common Stock, and 2,275,316 shares of Class B Common Stock.


================================================================================

                             YOUNG BROADCASTING INC.

                                    FORM 10-Q

                                Table of Contents

Part I   Financial Information

                                                                            Page
                                                                            ----

         Item 1. Financial Statements.

                  Consolidated Balance Sheets as of
                        December 31, 2000 and June 30, 2001                    2

                  Consolidated Statements of Operations for the Three and
                        Six Months Ended June 30, 2000 and 2001                3

                  Consolidated Statements of Stockholders' Equity
                        for the Six Months Ended June 30, 2001                 4

                  Consolidated Statements of Cash Flows for the
                        Six Months EndedJune 30, 2000 and 2001                 5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk   16

Part II.

         Item 1. Legal Proceedings                                            18

         Item 4. Submission of Matters to a Vote of Security Holders          18

         Item 6. Exhibits and Reports on Form 8-K                             19

Signatures                                                                    20

Part I  Financial Information
Item 1. Financial Statements.

                    Young Broadcasting Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                        December 31,          June 30
                                                                                            2000*               2001
                                                                                     ---------------------------------------
Assets                                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $    5,576,009       $107,493,875
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,628,000 in 2000 and $2,977,000 in 2001                                              97,704,449         84,151,669
   Current portion of program license rights                                                31,467,537          9,587,270
   Prepaid expenses                                                                          7,506,103          7,085,299
                                                                                     ---------------------------------------
Total current assets                                                                       142,254,098        208,318,113
                                                                                     ---------------------------------------

Property and equipment, less accumulated depreciation and amortization of
   $154,493,991 in 2000 and $167,059,634 in 2001                                           119,483,399        110,799,723
Program license rights, excluding current portion                                            1,814,832            864,492
Deposits and other assets                                                                   30,868,372         35,834,928
Broadcasting licenses and other intangibles, less accumulated amortization of
   $159,850,583 in 2000 and $176,605,636 in 2001                                         1,252,546,918      1,235,331,941
Deferred charges less accumulated amortization of $17,019,904 in 2000 and
   $10,897,895 in 2001                                                                       7,400,330          8,640,670
                                                                                     ---------------------------------------
Total Assets                                                                            $1,554,367,949     $1,599,789,867
                                                                                     =======================================

Liabilities and stockholders' equity

Current liabilities:
   Trade accounts payable                                                                  $25,868,453        $23,504,962
   Accrued expenses and other current liabilities                                           42,833,270         44,116,216
   Current installments of program license liability                                        27,163,243         7,353,023
   Current installments of long-term debt                                                   31,000,000         20,940,308
   Current installments of obligations under capital leases                                    973,316            986,013
                                                                                     --------------------------------------
Total current liabilities                                                                  127,838,282         96,900,522

Program license liability, excluding current installments                                    2,109,357          1,425,962
Long-term debt, excluding current installments                                             674,647,221        416,305,599
Senior Subordinated Notes                                                                  565,000,000        825,000,000
Premium on subordinated debt offering                                                                -          8,131,590
Deferred taxes and other liabilities                                                        76,073,361         88,858,531
Obligations under capital leases, excluding current installments                             4,664,525          4,273,403
                                                                                     --------------------------------------
Total liabilities                                                                        1,450,332,746      1,440,895,607
                                                                                     --------------------------------------

Minority interest                                                                              941,645            941,645
Stockholders' equity:
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 14,254,404 shares at 2000 and 17,322,157 at 2001                               14,253             17,322
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,291,786 shares at 2000 and 2,275,316 at 2001                                  2,292              2,275
   Additional paid-in capital                                                              269,301,468        374,140,175
   Accumulated deficit                                                                    (166,224,455)      (202,223,928)
   Accumulated other comprehensive loss                                                              -        (13,983,229)
                                                                                     --------------------------------------
Total stockholders' equity                                                                 103,093,558        157,952,615
                                                                                     --------------------------------------
Total liabilities and stockholders' equity                                             $1,554,367,949      $1,599,789,867
                                                                                     ======================================


* Derived from the audited financial statements for the year ended December 31, 2000
See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                                2000             2001              2000              2001
                                                          -----------------------------------------------------------------------
Net operating revenue                                          $74,926,728     $100,206,247      $147,090,618      $192,858,090
                                                          -----------------------------------------------------------------------

Operating expenses                                              17,344,102       23,991,884        33,902,308        48,468,450
Amortization of program license rights                          10,948,758       12,324,668        27,307,965        30,603,680
Selling, general and administrative expenses                    12,937,091       18,819,803        26,818,983        38,231,774
Depreciation and amortization                                   11,803,295       15,421,215        22,669,115        30,899,001
Corporate overhead                                               4,539,614        2,894,873         7,033,698         5,640,386
Non-cash compensation                                              326,036          393,251           664,806           847,114
                                                          -----------------------------------------------------------------------
Operating income                                                17,027,832       26,360,553        28,693,743        38,167,685
                                                          -----------------------------------------------------------------------

 Interest expense, net                                         (16,084,886)     (29,621,738)      (31,605,112)      (60,836,304)
 Gain on sale of station                                                -                -         15,650,704                -
 Other expense, net                                               (208,580)        (516,586)         (619,842)         (894,304)
                                                          -----------------------------------------------------------------------
                                                               (16,293,466)     (30,138,324)      (16,574,250)      (61,730,608)
                                                          -----------------------------------------------------------------------

Income (loss) before provision for income taxes and
     extraordinary item                                            734,366       (3,777,771)        12,119,493      (23,562,923)
Provision for income taxes                                              -                -           1,500,000               -
                                                          -----------------------------------------------------------------------
Income (loss) before extraordinary item                            734,366       (3,777,771)        10,619,493      (23,562,923)
Extraordinary loss on extinguishment of debt                            -                -                 -         12,436,550
                                                          -----------------------------------------------------------------------
Net income (loss)                                                 $734,366      $(3,777,771)       $10,619,493     $(35,999,473)
                                                          =======================================================================

Income (loss) per common share before Extraordinary item:

     Basic                                                           $0.05           $(0.22)             $0.78           $(1.41)
                                                          =======================================================================
     Diluted                                                         $0.05           $(0.22)             $0.72           $(1.41)
                                                          =======================================================================
Net income (loss) per common share:

     Basic                                                           $0.05           $(0.22)             $0.78           $(2.15)
                                                          =======================================================================
     Diluted                                                         $0.05           $(0.22)             $0.72           $(2.15)
                                                          =======================================================================
Weighted Average Shares:
     Basic                                                      13,734,222       16,890,202         13,618,034       16,729,923
                                                          =======================================================================
     Diluted                                                    14,621,462       16,890,202         14,757,973       16,729,923
                                                          =======================================================================



See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)



                                                  Common Stock       Additional                         Accumulated        Total
                                                  ------------        Paid-In        Accumulated       Comprehensive   Stockholders'
                                              Class A    Class B     Capital         Deficit              Loss           Equity
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2000                 $14,253     $2,292    $269,301,468   $(166,224,455)           -          $103,093,558

    Contribution of shares into
      Company's defined contribution plan         24                    782,359                                            782,383

    Conversion of Class B Common Stock
       to Class A Common Stock                    17       (17)

    Exercise of stock options                     28                    559,348                                            559,376

    Issuance of Class A Common Stock           3,000                103,497,000                                        103,500,000


    Net loss for the six months ended
       June 30, 2001                                                                $(35,999,473)                      (35,999,473)

  Comprehensive Loss
  ------------------
    Cumulative effect of change in
      accounting for cash flow hedge                                                                  (6,816,890)       (6,816,890)
    Net change associated with
      hedging transactions                                                                            (6,265,478)       (6,265,478)
    Net amount of reclassification
      to earnings                                                                                       (900,861)         (900,861)
                                           -----------------------------------------------------------------------------------------
Balance at June 30, 2001                     $17,322     $2,275    $374,140,175     $(202,223,928)  $(13,983,229)     $157,952,615
                                           =========================================================================================



See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended June 30,
                                                                                               2000               2001
                                                                                         -------------------------------------
Operating activities
Net income (loss)                                                                           $  10,619,493     $ (35,999,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of property and equipment                                   10,415,227        12,658,186
     Amortization of program license rights                                                    27,307,965        30,603,680
     Amortization of broadcasting licenses, other intangibles and deferred charges             12,253,888        18,240,815
     Non-cash compensation                                                                        664,806           847,114
     Extraordinary loss on extinguishment of debt                                                       -        12,436,550
     Gain on sale of WKBT-TV                                                                  (15,650,704)                -
     Loss on sale of fixed assets                                                                  49,984            31,413
     Loss on market valuation of swap                                                                   -           260,922
     Payments on programming license liabilities                                              (26,049,657)      (28,019,481)
     Decrease in trade accounts receivable                                                      7,431,225        13,614,278
     (Increase) decrease in prepaid expenses                                                     (165,359)          420,804
     Increase (decrease) in trade accounts payable                                              1,409,050        (3,081,125)
     Increase in accrued expenses and other liabilities                                         4,899,763         2,719,266
                                                                                         -------------------------------------
Net cash provided by operating activities                                                      33,185,681        24,732,949
                                                                                         -------------------------------------

Investing activities

Purchase of KRON-TV                                                                          (650,000,000)                -
Capital expenditures                                                                           (2,623,556)       (2,876,950)
Proceeds from sale of WKBT-TV                                                                  23,983,758                 -
Increase in deposits and other assets                                                          (6,081,766)       (4,960,522)
                                                                                         -------------------------------------
Net cash used in investing activities                                                        (634,721,564)       (7,837,472)
                                                                                         -------------------------------------

Financing activities

Proceeds from issuance of subordinated debt                                                             -       508,411,991
Proceeds from issuance of common stock                                                                  -       103,500,000
Principal payments on long-term debt                                                          (82,910,000)     (284,576,314)
Borrowings from working capital facility                                                        3,910,000        16,175,000
Borrowings from new credit facility                                                           708,647,221                 -
Redemption of subordinated debt                                                                         -      (254,445,131)
Deferred acquisition and debt refinancing costs incurred                                      (26,312,380)       (3,957,954)
Repurchase of Class A Common Stock                                                               (255,062)                -
Proceeds from exercise of Common Stock options                                                    193,300           559,376
Principal payments under capital lease obligations                                               (395,441)         (644,579)
                                                                                         -------------------------------------
Net cash provided by financing activities                                                     602,877,638        85,022,389
                                                                                         -------------------------------------
Net increase in cash                                                                            1,341,755       101,917,866
Cash and cash equivalents at beginning of year                                                  2,952,144         5,576,009
                                                                                         -------------------------------------
Cash and cash equivalents at June 30                                                        $   4,293,899     $ 107,493,875
                                                                                         =====================================
Supplemental disclosure of cash flow information
Interest paid                                                                               $  31,713,059     $  59,808,319
                                                                                         =====================================
Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV                                  $  89,053,245     $         -
                                                                                         =====================================



See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Principles of Consolidation

     The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated (three with CBS, six with ABC, and two with NBC) and one independent television broadcasting stations, in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include the Company's wholly-owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

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

     The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of June 30, 2001, the Company had two interest rate swaps, which were designated as fair value hedges.

     The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated and meets all the criteria for a fair value hedge are recorded in earnings as there are changes in the fair value of the hedged item attributable to the risk being hedged. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. For the six months ended June 30, 2001, the Company recorded a mark-to-market loss of approximately $261,000, related to net ineffectiveness, for the currently outstanding fair value hedge.

3.  Acquisition

     On June 26, 2000, the Company acquired the assets of KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650.0 million in cash plus approximately 3.9 million shares of the Company's Class A Common Stock. This

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


acquisition was accounted for as a purchase. Based on the Company's allocation of the purchase price, net tangible and intangible assets amounted to approximately $62.3 million and $676.8 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives which do not exceed 40 years. The operating results of KRON-TV and BayTV are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV as if it had been effected January 1, 2000. The three and six months ended June 30, 2001 reflect the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three and six months ended June 30, 2001 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.


                                               Three Months          Six Months
                                               --------------        ----------
                                           Pro forma   Actual    Pro forma     Actual
                                            6/30/00   6/30/01     6/30/00      6/30/01
                                            -------   --------   ---------     -------
                                          (dollars in thousands, except per share data)
Net revenue                                $113,272   $100,206   $221,139     $192,858
Operating income                            $28,854    $26,361    $50,126      $38,168
(Loss) income before extraordinary item    $(2,330)   $(3,778)     $2,406    $(23,563)
Net (loss) income                          $(2,330)   $(3,778)     $2,406    $(35,999)
(Loss) income per basic common share
       before extraordinary item            $(0.13)    $(0.22)      $0.14      $(1.41)
(Loss) income per basic common  share       $(0.13)    $(0.22)      $0.14      $(2.15)

4.  Public Offering

     On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. The proceeds of the offering, net of underwriting discounts and commissions, was $103.5 million and all such net proceeds were used by the Company to repay indebtedness outstanding under its senior credit facilities.

5.  BayTV

     On July 2, 2001, the Company received notification from AT&T Broadband, LLC that carriage of BayTV on AT&T Broadband's cable system in San Francisco would end effective July 31, 2001. As of that date, BayTV ceased operations and all its staff were terminated. The Company had previously acquired a 51% interest in BayTV, a 24-hour local news and information channel in the San Francisco Bay Area, as part of its acquisition of KRON-TV in June 2000. The cessation of BayTV activities will not have a material impact on either the Company or KRON-TV.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

     FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT INCLUDING CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" AND "RESULTS OF OPERATIONS." FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

     Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company's annual gross revenue is generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. ("AYI"), a wholly-owned national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

     The following table sets forth certain operating data for the three and six months ended June 30, 2000 and 2001:

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                            ---------------------------  -------------------------
                                               2000         2001            2000         2001
                                               ----         -----           ----         ----
                                              (dollars in thousands)     (dollars in thousands)
Operating income                               $17,028    $26,361          $28,694    $38,168
Add:
     Amortization of program license rights     10,949     12,325           27,308     30,604
     Depreciation and amortization              11,803     15,421           22,669     30,899
     Corporate overhead                          4,540      2,894            7,034      5,640
     Non-cash compensation                         326        393              665        847
Less:
     Payments for program license liabilities  (10,617)   (11,875)         (26,050)   (28,019)
                                              ---------  ---------        --------- ----------
Broadcast cash flow                            $34,029    $45,519          $60,320    $78,139
                                              =========  =========        ========= ==========



Television Revenues

     Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

                              Three Months Ended June 30,             Six Months Ended June 30,
                              ---------------------------             -------------------------
                               2000                  2001             2000                 2001
                               ----                  ----             -----                ----
                       Amount          %        Amount     %    Amount       %        Amount      %
                       -------         --      --------   --    ------       -        ------     --
                              (dollars in thousands)                           (dollars in thousands)
Revenues
  Local                $55,396      63.1     $69,840    59.9   $108,573     63.0    $135,286     60.3
  National              26,355      30.0      38,008    32.6     49,839     28.9      72,090     32.1
  Network                3,051       3.5       5,047     4.3      5,877      3.4       9,855      4.4
  Political              1,496       1.7       1,260     1.1      4,739      2.8       1,721      0.8
  Production/Other       1,428       1.7       2,395     2.1      3,247      1.9       5,351      2.4
                    ----------- --------- ----------- ------- --------- -------- ----------- --------
           Total        87,726     100.0     116,550   100.0    172,275    100.0     224,303    100.0
Commissions            (12,799)    (14.6)    (16,344)  (14.0)   (25,184)   (14.6)    (31,445)   (14.0)
                    ----------- --------- ----------- -------  --------- -------- ----------- --------

Net Revenue            $74,927      85.4    $100,206    86.0   $147,091     85.4    $192,858     86.0
                    =========== ========= =========== =======  ========= ======== =========== ========

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net revenue for the three months ended June 30, 2001 was $100.2 million, an increase of $25.3 million, or 33.8%, compared to $74.9 million for the three months ended June 30, 2000. KRON-TV accounted for $33.9 million of the increased net revenue in the second quarter of 2001 compared to 2000. This additional revenue was offset by decreased advertising spending by the automobile industry and dot-com companies and resulted in reductions in the Company's gross local and national revenues of 8.5% and 20.9%, respectively, excluding the disposition of WKBT-TV and acquisition of KRON-TV. Network compensation for the three months ended June 30, 2001 was $5.0 million, an increase of $2.0 million, or 66.7%, compared to $3.0 million for the three months ended June 30, 2000, with KRON-TV accounting for all of this increase.

     Operating expenses, including selling, general and administrative expenses for the three months ended June 30, 2001 were $42.8 million, compared to $30.3 million for the three months ended June 30, 2000, an increase of $12.5 million, or 41.3%. KRON-TV accounted for $11.6 million of such increase.

     Amortization of program license rights for the three months ended June 30, 2001 was $12.3 million, compared to $10.9 million for the same period in 2000, an increase of $1.4 million, or 12.8%, resulting primarily from the acquisition of KRON-TV.

     Depreciation of property and equipment and amortization of intangible assets was $15.4 million for the three months ended June 30, 2001, compared to $11.8 million for the three months ended June 30, 2000, an increase of $3.6 million, or 30.5%. The increase in depreciation and amortization attributable to the acquisition of KRON-TV was $5.1 million. The decrease, excluding the addition of KRON-TV, was primarily attributable to equipment and intangibles becoming fully depreciated or amortized at several stations.

     The Company made payments for program license liabilities of $11.9 million during the three months ended June 30, 2001, an increase of $1.3 million, resulting primarily from the acquisition of KRON-TV.

     Corporate overhead was $2.9 million for the three months ended June 30, 2001, compared to $4.5 million for the same period in 2000, a decrease of $1.6 million, or 35.6%. In the second quarter of 2000, approximately $1.9 million was awarded as a one-time bonus to certain members of management upon the close of the KRON-TV acquisition, as approved by the Board of Directors.

     Non-cash compensation was $393,000 for the three months ended June 30, 2001, compared to $326,000 for the three months ended June 30, 2000, an increase of $67,000. This increase was due to increased matching contributions by the Company to its 401(k) Plan, because of the increased number of participants as a result of the KRON-TV acquisition.

     Interest expense for the three months ended June 30, 2001 was $29.6 million, compared to $16.1 million for the same period in 2000, an increase of $13.5 million. The increase in interest expense is due to higher debt levels associated with the KRON-TV acquisition.

     As a result of the factors discussed above, the net loss for the Company was $3.8 million for the three months ended June 30, 2001, compared with net income of $734,000 for the same period in 2000.

     Broadcast cash flow for the three months ended June 30, 2001 was $45.5 million, compared to $34.0 million for the three months ended June 30, 2000, an increase of $11.5 million, or 33.8%. KRON-TV accounted for approximately $19.9 million of this increase. Broadcast cash flow margins (broadcast cash flow divided by net revenue) were 45.4% for the three months ended June 30, 2001 and 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net revenue for the six months ended June 30, 2001 was $192.9 million, an increase of $45.8 million, or 31.1%, compared to $147.1 million for the six months ended June 30, 2000. KRON-TV accounted for $63.9 million of the increased revenue in the first half of 2001 compared to the same period in 2000. This additional revenue was offset by decreased advertising spending from the automobile industry and dot-com companies and resulted in reductions in the Company's gross local and national revenues of 7.4% and 21.1%, respectively, excluding the disposition of WKBT-TV and acquisition of KRON-TV. Political revenue for the six months ended June 30, 2001 was $1.7 million, a decrease of $3.0 million from the six months ended June 30, 2000. The decrease in political revenue is primarily attributable to 2000 being a national election year with presidential primaries and many state and local elections, while the first half of 2001 had only limited state and local elections. Network compensation for the six months ended June 30, 2001 was $9.9 million, compared to $5.9 million for the six months ended June 30, 2000, an increase of $4.0 million, or 67.8%, all of which was attributable to the acquisition of KRON-TV.

     Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2001 were $86.7 million, compared to $60.7 million for the six months ended June 30, 2000, an increase of $26.0 million, or 42.8%, with the acquisition of KRON-TV accounting for $24.3 million of such increase.

     Amortization of program license rights for the six months ended June 30, 2001 was $30.6 million, compared to $27.3 million for the same period in 2000, an increase of $3.3 million, or 12.1%, resulting primarily from the acquisition of KRON-TV.

     Depreciation of property and equipment and amortization of intangible assets was $30.9 million for the six months ended June 30, 2001, compared to $22.7 million for the six months ended June 30, 2000, an increase of $8.2 million, or 36.1%. KRON-TV accounted for $11.0 million of this increase. The decrease, net of KRON-TV, was primarily attributable to equipment and intangibles becoming fully depreciated or amortized at several stations.

     The Company made payments for program license liabilities of $28.0 million during the six months ended June 30, 2001, an increase of $2.0 million. KRON-TV accounted for $4.2 million of this increase. Approximately $1.8 million of the remaining net decrease was attributable to KCAL airing four less Los Angeles Lakers games in the first half of 2001 than in the first half of 2000.

     Corporate overhead was $5.6 million for the six months ended June 30, 2001, compared to $7.0 million for the same period in 2000, a decrease of $1.4 million, or 20.0%. In the six months ended June 30, 2000, approximately $1.9 million was awarded as a one-time bonus to certain members of management upon the close of the KRON-TV acquisition, as approved by the Board of Directors.

     Non-cash compensation was $847,000 for the six months ended June 30, 2001, compared to $665,000 for the six months ended June 30, 2000, an increase of $182,000. This increase was due to increased matching contributions by the Company to its 401(k) Plan, because of the increased number of 401(k) participants as a result of the KRON-TV acquisition.

     Interest expense for the six months ended June 30, 2001 was $60.8 million, compared to $31.6 million for the same period in 2000, an increase of $29.2 million. The increase in interest expense is due to higher debt levels associated with the KRON-TV acquisition.

     The Company recorded an extraordinary loss of $12.4 million in the first quarter of 2001 relating to the redemption of senior subordinated notes and the repayment of a portion of the senior credit facility (see Liquidity).

     As a result of the factors discussed above, the net loss for the Company was $36.0 million for the six months ended June 30, 2001, compared with net income of $10.6 million for the same period in 2000.

     Broadcast cash flow for the six months ended June 30, 2001 was $78.1 million, compared to $60.3 million for the six months ended June 30, 2000, an increase of $17.8 million, or 29.5%. KRON-TV accounted for approximately $35.3 million of this increase. Broadcast cash flow margins (broadcast cash flow divided by net revenue) were 40.5% for the six months ended June 30, 2001 and 41.0% for the six months ended June 30, 2000.

Pro Forma
---------

     The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 2000. The three and six month period ended June 30, 2001 was the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the three and six months ended June 30, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                            Three Months Ended        Six Months Ended
                                                            ------------------        ----------------
                                                                  June 30,                 June 30,
                                                                  -------                  --------
                                                            2000(1)       2001        2000(1)       2001
                                                            -------       ----        -------       ----
                                                         Pro Forma      Actual        Pro Forma     Actual
                                                                             Unaudited
                                                                        (dollars in thousands)
Net revenues (2)                                         $113,272     $100,206     $221,139      $192,858
Operating expenses, including selling, general
        and administrative expenses                        46,801       42,812        93,124       86,700
Amortization of program license rights                     13,608       12,325        32,840       30,604
Depreciation and amortization of program license
       rights                                              19,143       15,421        37,350       30,899
Corporate overhead                                          4,540        2,894         7,034        5,640
Non-cash compensation paid in common stock                    326          393           665          847
                                                     ------------ ------------    ------------ -----------
Operating income                                          $28,854      $26,361       $50,126      $38,168
                                                      ============ ============    ============ ===========
Broadcast cash flow (3)                                   $52,959      $45,519       $96,296      $78,139
Broadcast cash flow margin                                  46.8%        45.4%         43.5%        40.5%
Operating cash flow (4)                                   $48,419      $42,625       $89,262      $72,499

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

Liquidity and Capital Resources

     Cash provided by operations for the six months ended June 30, 2001 was $24.7 million as compared to $33.2 million for the same period in 2000. Changes in the Company's net cash flows from operating activities are primarily the result of decreased revenue from the current weakness in television advertising, offset by increased operating income resulting from the KRON-TV acquisition for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000. Payments on program license liabilities for the six months ended June 30, 2001 were $28.0 million, compared to $26.0 million for the same period in 2000, an increase of $2.0 million, all of which was attributable to the acquisition of KRON-TV. During the fourth quarter of 2000, trade accounts payable balances increased, causing a timing difference and a $3.1 million decrease in the trade accounts payable for the six months ended June 30, 2001, compared to a $1.4 million increase in the six months ended June 30, 2000.

     Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $7.8 million and $634.7 million, respectively. The decrease in 2001 was primarily due to the purchase of KRON-TV for $650.0 million in cash, net of the $24.0 million in proceeds from the sale of WKBT-TV, both during the first half of 2000.

     Cash provided by financing activities for the six months ended June 30, 2001 was $85.0 million and $602.9 million for the six months ended June 30, 2000. On March 1, 2001, the Company received the proceeds of the March 2001 Notes Offering (as defined below) of $500.0 million principal amount and a premium of approximately $8.4 million (see below). Financing activities for the six months ended June 30, 2000 include principal payments under the senior credit facility of $82.9 million. On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. The proceeds of the offering, net of underwriting discounts and commissions, was $103.5 million and all such net proceeds were used by the Company to repay indebtedness outstanding under its senior credit facilities. In June 2000, the Company borrowed approximately $708.6 million under its senior credit facility, to purchase KRON-TV, pay down its previous senior credit facility and pay fees relating to the KRON-TV acquisition.

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

     The Senior Credit Facility requires the Company to maintain certain financial ratios. As of June 30, 2001, the Company was in compliance with each of these financial ratios. The Company is required to maintain a total debt/operating cash flow ratio ranging from 5.25x to 7.40x depending on senior debt leverages. The Company is also required to maintain a debt/operating cash flow ratio ranging from 2.00x to 3.00x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.40x to 1.75x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

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

     The Company's total debt at June 30, 2001 was approximately $1,267.5 million. In addition, the Company had an additional $75.0 million of unused available borrowings under the Senior Credit Facility.

     On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date is September 4, 2001 and expires on March 1, 2011. The Company will pay a floating interest rate based upon a six month LIBOR rate and the Company will receive interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense. The new interest swaps will be accounted for as fair value hedges. The Company received approximately $14.0 million at the inception of the new swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a new swap liability. The new swap liability will be adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap beginning on September 4, 2001. This charge to interest expense is expected to be offset by the change in the fair value of the associated debt instruments. Additionally, the Company recorded a net $261,000 non-cash loss representing net ineffectiveness on the mark-to-market valuation of this swap and hedged debt as of June 30, 2001.

     On June 6, 2000, the Company entered into an interest rate swap agreement for a notional amount of $272.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date is January 2, 2002 and expires on July 2, 2003. The Company will pay a fixed interest rate of 7.2625% and the Company will receive interest, from the commercial banks, based upon a three month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense. This swap was terminated on June 27, 2001 (see above).

     On July 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company pays a fixed interest rate of 7.0882% and the Company received interest, from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential to be paid or received has been recognized as an adjustment to interest expense. This swap was terminated on June 27, 2001 (see above).

     The amount remaining in other comprehensive income from the terminated swaps will be amortized to earnings over what would have been the life of the swaps.

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

Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company's Senior Credit Facility with approximately $437.2 million outstanding as of June 30, 2001, bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates.

     The Company's senior subordinated notes of approximately $825.0 million outstanding as of June 30, 2001 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit

Facility. The senior subordinated notes have fixed rates of interest ranging from 8 3/4% to 10% are ten-year notes, maturing in various years commencing 2006.

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we entered into derivative financial instruments in June 2001. This derivative financial instrument is an interest rate swap agreement that expires in 2011 (see Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity).

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     In August 1997, Fresh Bait, Inc. filed a complaint in Los Angeles Supreme Court against KCAL-TV alleging breach of contract, among other things. On June 14, 2001, this dispute was settled between the Company and Fresh Bait, Inc. for an immaterial amount and the case was dismissed.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 11, 2001, the Company held its 2001 annual meeting of stockholders to (i) elect nine directors of the Company to serve for a term of one year, (ii) ratify the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001, and (iii) approve a new Employee Stock Purchase Plan.

     The following individuals were elected to serve as directors until the next annual meeting:

                                            Vote For     Vote Withheld
                                            --------     -------------
Vincent J. Young                           30,974,444        419,513
Adam Young                                 31,158,288        245,669
Ronald J. Kwasnick                         31,158,288        245,669
James A. Morgan                            31,158,288        245,669
Bernard F. Curry                           31,237,488        166,469
Alfred J. Hickey, Jr.                      31,237,488        166,469
Leif Lomo                                  31,237,488        166,469
Robert L. Winikoff                         31,232,196        171,761
David C. Lee                               31,237,488        166,469

     Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

     The stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001. The result of the vote was as follows: 31,400,602 votes were for the selection and 3,005 votes were against the selection. In addition, there were 350 abstentions with respect to this vote.

     The stockholders approved the 2001 Employee Stock Purchase Plan (the "Plan"). The result of the vote was as follows: 31,038,237 votes were for the Plan and 261,605 votes were against the Plan. In addition, there were 104,115 abstentions with respect to this vote.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit
Number      Exhibit Description
------      -------------------
10.1        Amendment No.2 dated as of May 9, 2001 to Credit Agreements.
11          Statement Re Computation of Per Share Earnings.



         (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the second quarter of the year ending December 31, 2001.

                    Date Report
   Date of Report   Filed with SEC  Items Reported
   --------------   --------------  --------------
   June 20, 2001    June 26, 2001   Item 5 -Other Events
                                    Item 7-Financial Statements, Pro Forma
                                           Financial Information and Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         YOUNG BROADCASTING INC.



Date:  August 10, 2001                   By: /s/ Vincent J. Young
                                            ------------------------------------
                                                 Vincent J. Young
                                                 Chairman

Date:  August 10, 2001                   By: /s/ James A. Morgan
                                            ------------------------------------
                                                James A. Morgan
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)