Form 10-Q
period 2001-09-30
YOUNG BROADCASTING INC /DE/
filed 2001-11-09
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         _______________________________

                                    FORM 10-Q
                         _______________________________

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended                        Commission file number:
      September 30, 2001                                      0-25042

                             YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                            13-3339681
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


                                  Yes  X   No____
                                     -----

                          ____________________________

         Number of shares of Common Stock outstanding as of October 31, 2001:
17,362,400 shares of Class A Common Stock, and 2,271,616 shares of Class B Common Stock.

================================================================================

                             YOUNG BROADCASTING INC.

                                    FORM 10-Q

                                Table of Contents

Part I   Financial Information

                                                                                                Page
                                                                                                ----
         Item 1. Financial Statements.

                  Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001.....  2

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                   September 30, 2000 and 2001...................................................  3

                  Consolidated Statements of Stockholders' Equity for the Nine Months Ended
                   September 30, 2001............................................................  4

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2000 and 2001...................................................  5

                  Notes to Consolidated Financial Statements.....................................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                   of  Operations................................................................  8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................... 18

Part II.

         Item 6.  Exhibits and Reports on Form 8-K............................................... 19

Signatures....................................................................................... 20

Part I  Financial Information
Item 1. Financial Statements.
                    Young Broadcasting Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                       December 31,       September 30
                                                                                          2000*               2001
                                                                                  -----------------------------------------
Assets                                                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $     5,576,009    $     2,701,945
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,628,000 in 2000 and $3,195,000 in 2001                                            97,704,449         67,682,252
   Current portion of program license rights                                              31,467,537         25,546,937
   Prepaid expenses                                                                        7,506,103         14,395,144
                                                                                  -----------------------------------------
Total current assets                                                                     142,254,098        110,326,278
                                                                                  -----------------------------------------

Property and equipment, less accumulated depreciation and amortization of
   $154,493,991 in 2000 and $173,378,978 in 2001                                         119,483,399        105,564,083
Program license rights, excluding current portion                                          1,814,832          1,265,499
Deposits and other assets                                                                 30,868,372         37,795,893
Broadcasting licenses and other intangibles, less accumulated amortization of
   $159,850,583 in 2000 and $184,669,238 in 2001                                       1,252,546,918      1,227,268,339
Deferred charges less accumulated amortization of $17,019,904 in 2000 and
   $12,289,192 in 2001                                                                     7,400,330          8,246,225
                                                                                  -----------------------------------------
Total Assets                                                                         $ 1,554,367,949    $ 1,490,466,317
                                                                                  =========================================

Liabilities and stockholders' equity

Current liabilities:
   Trade accounts payable                                                            $    25,868,453    $    19,277,176
   Accrued expenses and other current liabilities                                         42,833,270         30,270,497
   Current installments of program license liability                                      27,163,243         23,297,836
   Current installments of long-term debt                                                 31,000,000         12,070,183
   Current installments of obligations under capital leases                                  973,316            915,513
                                                                                  -----------------------------------------
Total current liabilities                                                                127,838,282         85,831,205

Program license liability, excluding current installments                                  2,109,357          1,784,714
Long-term debt, excluding current installments                                           674,647,221        339,005,880
Senior Subordinated Notes                                                                565,000,000        825,000,000
Premium on subordinated debt offering                                                              -          7,921,290
Deferred taxes and other liabilities                                                      76,073,361         79,880,820
Obligations under capital leases, excluding current installments                           4,664,525          4,064,367
                                                                                  -----------------------------------------
Total liabilities                                                                      1,450,332,746      1,343,488,276
                                                                                  -----------------------------------------

Minority interest                                                                            941,645            225,225
Stockholders' equity:
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 14,254,404 shares at 2000 and 17,334,115 at 2001                             14,253             17,334
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,291,786 shares at 2000 and 2,275,316 at 2001                                2,292              2,275
   Additional paid-in capital                                                            269,301,468        374,536,313
   Accumulated deficit                                                                  (166,224,455)      (215,659,040)
   Accumulated other comprehensive loss                                                            -        (12,144,066)
                                                                                  -----------------------------------------
Total stockholders' equity                                                               103,093,558        146,752,816
                                                                                  -----------------------------------------
Total liabilities and stockholders' equity                                           $ 1,554,367,949    $ 1,490,466,317
                                                                                  =========================================

*Derived from the audited financial statements for the year ended December 31, 2000
See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,                   September 30,
                                                                 2000             2001             2000             2001
                                                           -----------------------------------------------------------------
Net operating revenue                                       $ 102,033,418    $  79,116,502    $ 249,124,036    $ 271,974,592
                                                           -----------------------------------------------------------------

Operating expenses                                             26,372,184       24,763,814       60,274,492       73,232,264
Amortization of program license rights                          9,376,869        9,051,446       36,684,834       39,655,126
Selling, general and administrative expenses                   17,101,183       18,379,782       43,920,166       56,611,556
Depreciation and amortization                                  15,749,490       15,814,073       38,418,605       46,713,074
Corporate overhead                                              2,356,109        2,422,954        9,389,807        8,063,340
Non-cash compensation                                             327,705          346,300          992,511        1,193,414
                                                           -----------------------------------------------------------------
Operating income                                               30,749,878        8,338,133       59,443,621       46,505,818
                                                           -----------------------------------------------------------------

Interest expense, net                                         (32,004,874)     (26,160,322)     (63,609,986)     (86,996,626)
Interest expense, non-cash                                              -       (1,839,413)               -       (1,839,413)
Gain on sale of station                                                 -                -       15,650,704                -
Non-cash change in fair value swap                                      -        6,184,294                -        6,184,294
Other (expense) income, net                                      (375,197)          42,196         (995,039)        (852,108)
                                                           -----------------------------------------------------------------
                                                              (32,380,071)     (21,773,245)     (48,954,321)     (83,503,853)
                                                           -----------------------------------------------------------------

(Loss) income before provision for income taxes and
       extraordinary item                                      (1,630,193)     (13,435,112)      10,489,300      (36,998,035)
Provision for income taxes                                              -                -        1,500,000                -
                                                           -----------------------------------------------------------------
(Loss) income before extraordinary item                        (1,630,193)     (13,435,112)       8,989,300      (36,998,035)
Extraordinary loss on extinguishment of debt                            -                -                -       12,436,550
                                                           -----------------------------------------------------------------
Net (loss) income                                           $  (1,630,193)   $ (13,435,112)   $   8,989,300    $ (49,434,585)
                                                           =================================================================

(Loss) income per common share before
       Extraordinary item:
     Basic                                                         ($0.10)   $       (0.69)   $        0.61    $       (2.09)
                                                           =================================================================
     Diluted                                                       ($0.10)   $       (0.69)   $        0.56    $       (2.09)
                                                           =================================================================
Net (loss) income per common share:
     Basic                                                         ($0.10)   $       (0.69)   $        0.61    $       (2.79)
                                                           =================================================================
     Diluted                                                       ($0.10)   $       (0.69)   $        0.56    $       (2.79)
                                                           =================================================================
Weighted Average Shares:
     Basic                                                     16,827,347       19,606,217       14,691,262       17,699,224
                                                           =================================================================
     Diluted                                                   16,827,347       19,606,217       15,925,841       17,699,224
                                                           =================================================================


See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries


                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                                       Additional                      Accumulated        Total
                                                   Common Stock          Paid-In       Accumulated    Comprehensive   Stockholders'
                                              Class A      Class B       Capital         Deficit           Loss           Equity
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 2000...............   $14,253       $2,292    $269,301,468   $(166,224,455)   $         -      $103,093,558

    Contribution of shares into Company's
      defined contribution plan............        35                    1,165,429                                        1,165,464

    Conversion of Class B Common Stock
       to Class A Common Stock.............        17          (17)

    Exercise of stock options..............        29                      572,416                                          572,445

    Issuance of Class A Common Stock.......     3,000                  103,497,000                                      103,500,000

    Net loss for the nine months ended
       September 30, 2001..................                                            (49,434,585)                     (49,434,585)

  Comprehensive Loss
  ------------------
    Cumulative effect of change in
      accounting for cash flow hedge.......                                                            (6,816,890)       (6,816,890)

    Net change associated with current
       period hedging transactions.........                                                            (6,265,478)       (6,265,478)

    Net amount of reclassification to
       earnings............................                                                               938,302           938,302

                                            ----------------------------------------------------------------------------------------
Balance at September 30, 2001..............   $17,334       $2,275    $374,536,313   $(215,659,040)  $(12,144,066)     $146,752,816
                                            ========================================================================================

See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                                2000             2001
                                                                                           -------------------------------
Operating activities
Net income (loss)                                                                          $   8,989,300    $ (49,434,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of property and equipment                                   16,582,253       19,020,702
    Amortization of program license rights                                                    36,684,834       39,655,126
    Amortization of broadcasting licenses, other intangibles and deferred charges             21,836,352       27,692,372
    Non-cash compensation                                                                        992,511        1,193,414
    Non-cash interest expense                                                                         --        1,839,413
    Non-cash change in fair value swap                                                                --       (6,184,294)
    Extraordinary loss on extinguishment of debt                                                      --        2,436,550
    Gain on sale of WKBT-TV                                                                  (15,650,704)              --
    Loss on sale of fixed assets                                                                  43,517           58,882
    Payments on programming license liabilities                                              (35,395,409)     (37,064,520)
    Decrease in trade accounts receivable                                                     17,588,726       30,102,817
    Increase in prepaid expenses                                                              (1,106,520)      (6,889,041)
    Decrease in trade accounts payable                                                        (4,382,525)      (7,454,488)
    Increase (decrease) in accrued expenses and other liabilities                             14,750,726      (13,832,717)
                                                                                           ------------------------------
Net cash provided by operating activities                                                     60,933,061       11,139,631
                                                                                           ------------------------------

Investing activities
Purchase of KRON-TV                                                                         (650,000,000)              --
Capital expenditures                                                                          (4,502,030)      (3,962,322)
Proceeds from sale of WKBT-TV                                                                 23,983,758               --
Increase in deposits and other assets                                                         (8,469,024)      (7,643,941)
                                                                                           ------------------------------
Net cash used in investing activities                                                       (638,987,296)     (11,606,263)
                                                                                           ------------------------------

Financing activities
Proceeds from issuance of subordinated debt                                                           --      508,411,991
Proceeds from issuance of common stock                                                                --      103,500,000
Principal payments on long-term debt                                                        (105,910,000)    (405,746,158)
Borrowings from working capital facility                                                       3,910,000       51,175,000
Borrowings from new credit facility                                                          735,004,221               --
Redemption of subordinated debt                                                                       --     (254,445,131)
Deferred acquisition and debt refinancing costs incurred                                     (27,477,132)      (4,951,464)
Repurchase of Class A Common Stock                                                           (29,995,987)              --
Proceeds from exercise of Common Stock options                                                   211,675          572,445
Principal payments under capital lease obligations                                              (631,703)        (924,115)
                                                                                           ------------------------------
Net cash provided by (used in) financing activities                                          575,111,074       (2,407,432)
                                                                                           ------------------------------

Net decrease in cash                                                                          (2,943,161)      (2,874,064)
Cash and cash equivalents at beginning of year                                                 2,952,144        5,576,009
                                                                                           ------------------------------
Cash and cash equivalents at September 30                                                  $       8,983    $   2,701,945
                                                                                           ==============================

Supplemental disclosure of cash flow information
Interest paid                                                                              $  45,560,840    $ 100,883,574
                                                                                           ==============================

Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV                                 $  89,053,245    $          --
                                                                                           ==============================

  See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Principles of Consolidation

         The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of eleven network affiliated television broadcasting stations (three with CBS, six with ABC, and two with NBC) and one independent television broadcasting station, in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include the Company's wholly-owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2. Accounting Change - Derivative Financial Instruments

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Hedging Activities," on January 1, 2001. SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. SFAS No. 133, as amended, requires the transition adjustment resulting from adopting this statement to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to other comprehensive loss of approximately $6.8 million, to recognize the value of its derivative instruments as of the date of adoption.

         The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of September 30, 2001, the Company has two interest rate swaps that serve as economic hedges of its fixed rate debt, but are not accounted for under hedge accounting. The Company anticipates designating these instruments as fair value hedges in the fourth quarter 2001.

         The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated and meets all the criteria for a fair value hedge are recorded in earnings as there are changes in the fair value of the hedged item attributable to the risk being hedged. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges that are designated as hedging instruments, are recognized in earnings in the current period. For the three and nine months ended September 30, 2001, the Company recorded a mark-to-market non-cash change in fair value of approximately $6.2 million for its current outstanding economic hedges.

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


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

         The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV as if it had been effected January 1, 2000. The nine months ended September 30, 2001 reflect the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the nine months ended September 30, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.

                                                                     Nine Months Ended
                                                                     -----------------
                                                                  Pro forma        Actual
                                                                  9/30/00         9/30/01
                                                                  --------        -------
                                                        (dollars in thousands, except per share data)
               Net revenue                                        $323,173      $ 271,975
               Operating income                                   $ 80,876      $  46,506
               Income (loss) before extraordinary item            $    775      $ (36,998)
               Net income (loss)                                  $    775      $ (49,435)
               Income (loss) per basic common share
                      before extraordinary item                   $   0.05      $   (2.09)
               Income (loss) per basic common  share              $   0.05      $   (2.79)

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

5.  BayTV

         On July 2, 2001, the Company received notification from AT&T Broadband, LLC that carriage of BayTV on AT&T Broadband's cable system in San Francisco would end effective July 31, 2001. As of that date, BayTV ceased operations and all its staff were terminated. The Company had previously acquired a 51% interest in BayTV, a 24-hour local news and information channel in the San Francisco Bay Area, as part of its acquisition of KRON-TV in June 2000. The cessation of BayTV activities did not have a material impact on either the Company or KRON-TV.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

         FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT INCLUDING CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

         The following table sets forth certain operating data for the three and nine months ended September 30, 2000 and 2001:

                                                    Three Months Ended             Nine Months Ended
                                                    ------------------             ------------------
                                                      September 30,                    September 30,
                                                      2000        2001              2000          2001
                                                      ----        ----              ----          ----
                                                  (dollars in thousands)       (dollars in thousands)
Operating income.................................     $30,750      $ 8,338          $ 59,444      $ 46,506
Add:
     Amortization of program license rights......       9,377        9,051            36,685        39,655
     Depreciation and amortization...............      15,750       15,814            38,419        46,713
     Corporate overhead..........................       2,356        2,423             9,390         8,063
     Non-cash compensation.......................         328          346               993         1,193
Less:
     Payments for program license liabilities....      (9,345)      (9,046)          (35,395)      (37,065)
                                                  ------------------------      --------------------------
Broadcast cash flow..............................     $49,216      $26,926          $109,536      $105,065
                                                  ========================      ==========================

Television Revenues

         Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

                              Three Months Ended September 30,                  Nine Months Ended September 30,
                              --------------------------------                  -------------------------------
                                     2000                2001                      2000                 2001
                                     ----                ----                      ----                 ----
                            Amount         %      Amount       %            Amount        %      Amount        %
                            ------        --      ------      --            ------       --      ------       --
                                   (dollars in thousands)                            (dollars in thousands)
Revenues
  Local...............    $ 65,597      55.0    $ 55,301    60.1         $ 174,170     59.8   $ 190,587     60.2
  National............      40,243      33.8      30,691    33.3            90,082     30.9     102,781     32.5
  Network.............       4,324       3.6       4,496     4.9            10,201      3.5      14,351      4.5
  Political...........       6,541       5.5         315     0.3            11,280      3.9       2,036      0.6
  Production/Other....       2,478       2.1       1,267     1.4             5,725      1.9       6,618      2.2
                        -----------------------------------------     ------------------------------------------
           Total......     119,183     100.0      92,070   100.0           291,458    100.0     316,373    100.0

Commissions...........     (17,150)    (14.4)    (12,953)   14.1           (42,334)   (14.5)    (44,398)    14.0
                        -----------------------------------------     ------------------------------------------

Net Revenue...........    $102,033      85.6    $ 79,117    85.9         $ 249,124     85.5   $ 271,975     86.0
                        =========================================     ==========================================

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net revenue for the three months ended September 30, 2001 was $79.1 million, a decrease of $22.9 million, or 22.4%, compared to $102.0 million for the three months ended September 30, 2000. Approximately $5.0 million of the decrease in net revenues for the three months ended September 30, 2001 was attributable to commercial-free news programming after the September 11 terrorist attacks. The remaining decrease was attributable to the current economic conditions and reduced advertising spending in several industries, such as automobile and dot-com, and resulted in reductions in the Company's gross local and national revenues of 16.3% and 23.7%, respectively. Political revenue for the three months ended September 30, 2001 was $315,000, a decrease of $6.2 million from the three months ended September 30, 2000. The decrease in political revenue is primarily attributable to 2000 being a national election year with presidential primaries and many state and local elections, while the third quarter of 2001 had only limited state and local elections.

     Operating expenses, including selling, general and administrative expense, for the three months ended September 30, 2001 were $43.2 million, compared to $43.5 million for the three months ended September 30, 2000, a decrease of $330,000, or 0.8%. The decrease in operating expenses was attributable to a cost savings plan implemented by the Company in January 2001 (the "January 2001 Cost Saving Plan"), pursuant to which the Company has reduced expenses by $12.2 million, or 8.7%.

     Amortization of program license rights for the three months ended September 30, 2001 was $9.1 million, compared to $9.4 million for the same period in 2000, a decrease of $325,000, or 3.5%. The reduction in program amortization was attributable to the January 2001 Cost Savings Plan.

     Depreciation of property and equipment and amortization of intangible assets was $15.8 million for the three months ended September 30, 2001, compared to $15.7 million for the three months ended September 30, 2000, an increase of $65,000, or 0.4%.

     The Company made payments for program license liabilities of $9.0 million during the three months ended September 30, 2001, compared to $9.3 million for the three months ended September 30, 2000, a decrease of $299,000, or 3.2%. The reduction in program payments was attributable to the January 2001 Cost Savings Plan.

     Corporate overhead was $2.4 million for the three months ended September 30, 2001, compared to $2.3 million for the same period in 2000, a decrease of $67,000, or 2.8%.

     Non-cash compensation was $346,000 for the three months ended September 30, 2001, compared to $328,000 for the comparable period in 2000, an increase of $18,000.

     Interest expense for the three months ended September 30, 2001 was $26.2 million, compared to $32.0 million for the same period in 2000, a decrease of $5.8 million, or 18.1%. The decrease in interest expense was due to lower debt levels associated with the proceeds of the June 2001 equity offering of 3 million shares being used to reduce debt levels, as well as reductions in interest rates.

     In the third quarter of 2001, the Company recorded $1.8 million of non-cash interest expense, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $6.2 million for its current outstanding economic hedges (see Liquidity and Capital Resources).

     As a result of the factors discussed above, the net loss for the Company was $13.4 million for the three months ended September 30, 2001, compared to a net loss of $1.6 million for the three months ended September 30, 2000.

     Broadcast cash flow was $26.9 million for the three months ended September 30, 2001, compared to $49.2 million for the three months ended September 30, 2001, a decrease of $22.3 million, or 45.3%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) were 34.0% for the three months ended September 30, 2001, compared to 48.2% for the same period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2001

     Net revenue for the nine months ended September 30, 2001 was $272.0 million, an increase of $22.9 million, or 9.2%, compared to $249.1 million for the nine months ended September 30, 2000. KRON-TV accounted for $51.7 million of the increased revenue. The current economic conditions and decreased advertising spending in several industries, such as automobile and dot-com, resulted in reductions in the Company's gross local and national revenues of 7.5% and 20.2%, respectively, excluding the disposition of WKBT-TV and acquisition of KRON-TV. Approximately $5.0 million of the decrease in net revenue for the nine months ended September 30, 2001 was attributable to commercial-free news programming after the September 11 terrorist attacks. Political revenue for the nine months ended September 30, 2001 was $2.0 million, a decrease of $9.2 million from the nine months ended September 30, 2000. The decrease in political revenue was primarily attributable to 2000 being a national election year with presidential primaries and many state and local elections, while 2001 had only limited state and local elections. Network compensation for the nine months ended September 30, 2001 was $14.4 million, compared to $10.2 million for the nine months ended September 30, 2000, an increase of $4.2 million, or 41.2%, all of which was attributable to the acquisition of KRON-TV.

     Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2001 were $129.8 million, compared to $104.2 million for the nine months ended September 30, 2000, an increase of $25.6 million, or 24.6%, with the acquisition of KRON-TV accounting for $23.8 million of such increase.

     Amortization of program license rights for the nine months ended September 30, 2001 was $39.7 million, compared to $36.7 million for the same period in 2000, an increase of $3.0 million, or 8.2%, resulting primarily from the acquisition of KRON-TV.

     Depreciation of property and equipment and amortization of intangible assets was $46.7 million for the nine months ended September 30, 2001, an increase of $8.3 million, or 21.6%. KRON-TV accounted for $11.8 million of this increase. The decrease, net of KRON-TV, was primarily attributable to equipment and intangibles becoming fully depreciated or amortized at several stations.

     The Company made payments for program license liabilities of $37.1 million during the nine months ended September 30, 2001, an increase of $1.7 million. KRON-TV accounted for $4.4 million of this increase. Approximately $1.8 million of the remaining net decrease was attributable to KCAL airing four less Los Angeles Lakers games in the first half of 2001 than in 2000.

     Corporate overhead was $8.1 million for the nine months ended September 30, 2001, compared to $9.4 million for the same period in 2000, a decrease of $1.3 million, or 13.8%. In the nine months ended September 30, 2000, approximately $1.9 million was awarded as a one-time bonus to certain members of management upon the close of the KRON-TV acquisition, as approved by the Board of Directors.

     Non-cash compensation was $1.2 million for the nine months ended September 30, 2001, compared to $993,000 for the same period in 2000, an increase of $200,000. This increase was due to increased matching contributions by the Company to its 401(k) Plan, because of the increased number of 401(k) participants as a result of the KRON-TV acquisition.

     Interest expense for the nine months ended September 30, 2001 was $87.0 million, compared to $63.6 million for the prior year period, an increase of $23.4 million. The increase in interest expense is due to higher debt levels associated with the KRON-TV acquisition, net of reductions in interest rate levels.

     In the third quarter of 2001, the Company recorded $1.8 million of non-cash interest expense, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $6.2 million for its current outstanding economic hedges (see Liquidity and Capital Resources).

     The Company recorded an extraordinary loss of $12.4 million in the first quarter of 2001 relating to the redemption of senior subordinated notes and the repayment of a portion of the senior credit facility (see Liquidity and Capital Resources).

     As a result of the factors discussed above, the net loss for the Company was $49.4 million for the nine months ended September 30, 2001, compared with net income of $9.0 million for the same period in 2000.

     Broadcast cash flow for the nine months ended September 30, 2001 was $105.1 million, compared to $109.5 million for the nine months ended September 30, 2000, a decrease of $4.4 million, or 4.0%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) were 38.6% and 44.0% for the nine months ended September 30, 2001 and 2000, respectively.

Pro Forma
---------

     The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 2000. The nine month period ended September 30, 2001 was the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the nine months ended September 30, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                          Nine Months Ended
                                                          -----------------
                                                            September 30,
                                                            -------------
                                                         2000/(1)/       2001
                                                         -----           ----
                                                        Pro Forma       Actual
                                                        ---------       ------
                                                               Unaudited
                                                         (dollars in thousands)
       Net revenues /(2)/                               $323,173      $271,975
       Operating expenses, including selling, general
          and administrative expenses                    136,597       129,845
       Amortization of program license rights             42,217        39,655
       Depreciation and amortization                      53,100        46,713
       Corporate overhead                                  9,390         8,063
       Non-cash compensation paid in common stock            993         1,193
                                                        ----------------------
       Operating income                                 $ 80,876      $ 46,506
                                                        ======================

       Broadcast cash flow /(3)/                        $145,512      $105,065
       Broadcast cash flow margin                           45.0%         38.6%
       Operating cash flow /(4)/                        $136,122      $ 97,002


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

Liquidity and Capital Resources

     Cash provided by operations for the nine months ended September 30, 2001 was $11.1 million as compared to $60.9 million for the same period in 2000. The current weakness in television advertising reduced the Company's revenues and operating income, net of the KRON-TV acquisition, resulting in reductions of cash flows from operating activities for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. Payments on program license liabilities for the nine months ended September 30, 2001 were $37.1 million, compared to $35.4 million for the same period in 2000, an increase of $1.7 million, all of which was attributable to the acquisition of KRON-TV. During the fourth quarter of 2000, trade accounts payable balances increased, causing a timing difference and a $7.5 million decrease in the trade accounts payable for the nine months ended September 30, 2001, compared to $4.4 million in the nine months ended September 30, 2000. In addition, during the first quarter of 2001, the Company paid approximately $17.2 million of interest accrued at December 31, 2000, resulting in a decrease of accrued expenses in 2001 of $13.8 million. In the fourth quarter of 2000, the Company paid approximately $17.7 million of interest accrued at September 30, 2000, resulting in an increase of accrued expenses in 2000 of $14.8 million.

     Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $11.6 million and $639.0 million, respectively. The decrease in 2001 was primarily due to the purchase of KRON-TV for $650.0 million in cash, net of the $24.0 million in proceeds from the sale of WKBT-TV, both during the first half of 2000.

     Cash used in financing activities for the nine months ended September 30, 2001 was $2.4 million, compared to cash provided by financing activities of $575.1 million for the nine months ended September 30, 2000. On March 1, 2001, the Company received the proceeds of the March 2001 Notes Offering (as defined below) of $500.0 million principal amount and a premium of approximately $8.4 million (see below). Financing activities for the nine months ended September 30, 2000 include principal payments under the senior credit facility of $105.9 million. On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. The proceeds of the offering, net of underwriting discounts and commissions, was $103.5 million and all such net proceeds were used by the Company to repay indebtedness outstanding under its senior credit facilities in the third quarter of 2001. In June 2000, the Company borrowed approximately $708.6 million under its senior credit facility, to purchase KRON-TV, pay down its previous senior credit facility and pay fees relating to the KRON-TV acquisition. In the nine months ended September 30, 2000, the Company repurchased and retired $30.0 million of Class A common stock.

     On June 26, 2000, the Company entered into a new senior credit facility which provides for borrowings of up to an aggregate of $600.0 million (the "New Senior Credit Facility") in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $125.0 million, both of which mature on November 30, 2005. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility."

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

     Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 1.50% based upon a ratio under 5:1 to 3.00%, based upon a 7:1 or greater ratio for Term A advances and Revolver facility; and 3.25% for Term B advances.

     Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

     The Senior Credit Facility requires the Company to maintain certain financial ratios. As a result of the current economic conditions and the September 11 terrorist attacks, the Company would not have been in compliance with the Interest Coverage and Debt to Operating Cash Flow Ratios, however, on September 27, 2001, the Company amended these ratios in Amendment No. 3 to its Senior Credit Facility. Therefore, as of September 30, 2001, the Company was in compliance with each of these financial ratios, as amended in Amendment No. 3 to the Credit Agreement. The Company is required to maintain a total debt/operating cash flow ratio ranging from 5.25x to 7.85x depending on senior debt leverages. The Company is also required to maintain a debt/operating cash flow ratio ranging from 2.00x to 3.00x depending on senior debt leverages. Additionally, the Company is required to maintain an operating cash flow/total interest expense ratio ranging from 1.25x to 1.75x depending on senior debt leverages. The Company is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

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

     On March 1, 2001, the Company completed an offering (the "March 2001 Notes Offering") of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million to a financial institution pursuant to a purchase agreement dated February 16, 2001. Pursuant to the terms of the purchase agreement, the Company filed a registration statement on April 30, 2001, with respect to an offer to exchange the March 2001 Notes for notes of the Company with substantially identical terms of the March 2001 Notes, except that the new notes will not contain terms with respect to transfer restrictions. The exchange offer was completed on September 28, 2001. The Company used approximately $254.4 million of the March 2001 Notes proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums.

     The Company's total debt at September 30, 2001 was approximately $1,181.1 million. In addition, the Company had an additional $55.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility.

     On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received will be recognized as an adjustment to interest expense. The new interest swaps are accounted for at market value and are considered economic hedges. The Company received approximately $14.0 million at the inception of the new swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a new swap liability. The Company recorded $1.8 million of non-cash interest expense relating to the amortization of the old swap liability. The new swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap which began on September 4, 2001. The Company anticipates designating these instruments as fair value hedges in the fourth quarter of 2001. Upon designation, the charge to current period interest expense is expected to be offset by the change in the fair value of the associated debt instrument.

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

     On October 26, 2001, the Company announced that it had commenced the solicitation of consents from holders of its 9% senior subordinated notes due 2006 to amend certain provisions of the indenture governing those securities. The Company also announced that it intends, subject to market conditions, to offer up to $250.0 million of new senior unsecured notes in a private placement, and that it had requested that its senior lenders agree to certain amendments to the Company's senior credit facility. The new senior notes will not be, and have not been, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"), effective for fiscal years beginning after June 15, 2002. This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The Company is currently evaluating the impact that this new standard will have on future results of operations and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"), effective for fiscal years beginning after December 15, 2001. This standard supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB
30. The Company does not expect that the adoption of FAS 144 will have a material impact on their operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         The Company's Senior Credit Facility with approximately $351.1 million outstanding as of September 30, 2001, bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates.

         The Company's senior subordinated notes of approximately $825.0 million outstanding as of September 30, 2001 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The senior subordinated notes have fixed rates of interest ranging from 8 3/4% to 10% are ten-year notes, maturing in various years commencing 2006.

         The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we entered into derivative financial instruments in June 2001. These derivative financial instruments are interest rate swap agreements that expire in 2011.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


         (a) Exhibits.

Exhibit
-------
Number         Exhibit Description
------         -------------------

10.1 (a)       Amendment No.3 dated as of September 27, 2001 to Credit
               Agreements.
11             Statement Re Computation of Per Share Earnings.



         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the third quarter of the year ending December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             YOUNG BROADCASTING INC.



Date:  November 9, 2001                        By: /s/ Vincent J. Young
                                                  ---------------------
                                                   Vincent J. Young
                                                   Chairman



Date:  November 9, 2001                        By: /s/ James A. Morgan
                                                  --------------------
                                                   James A. Morgan
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (principal financial officer)