Form 10-K
period 2001-12-31
YOUNG BROADCASTING INC /DE/
filed 2002-03-26
CIK 929144

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

         For the fiscal year ended
           December 31, 2001           Commission file number: 0-25042

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

                               -----------------

                Securities registered pursuant to Section 12(b) of the Act: None

                Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.001 Par Value
                               (Title of class)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (    )

   The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 18, 2002 was approximately $491,399,706.

                               -----------------

   Number of shares of Common Stock outstanding as of March 18, 2002:
17,386,463 shares of Class A Common Stock and 2,261,666 shares of Class B Common Stock.

                               -----------------


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                  Location in Form 10-K
                      Document                    in which incorporated
                      --------                    ---------------------
      Registrant's Proxy Statement relating to          Part III
       the 2002 Annual Meeting of Stockholders

================================================================================

                            YOUNG BROADCASTING INC.

                                   FORM 10-K

                               Table of Contents

                                                                                     Page
PART I                                                                               ----
   Item 1.   Business...............................................................   1
   Item 2.   Properties.............................................................  23
   Item 3.   Legal Proceedings......................................................  26
   Item 4.   Submission of Matters to a Vote of Security Holders....................  26
   Item 4A.  Executive Officers of the Registrant...................................  26

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..  28
   Item 6.   Selected Financial Data................................................  29
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations........................................................  30
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............  40
   Item 8.   Financial Statements and Supplementary Data............................  41
   Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................................  65

PART III
   Item 10.  Directors and Executive Officers of the Registrant.....................  65
   Item 11.  Executive Compensation.................................................  65
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.........  65
   Item 13.  Certain Relationships and Related Transactions.........................  65

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  65

SIGNATURES..........................................................................  69

                          FORWARD LOOKING STATEMENTS

   FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

                                    PART I

Item 1.  Business.

   All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2001, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

General

   The Company owns and operates twelve television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Six of the stations are affiliated with American Broadcasting Companies, Inc. ("ABC"), three are affiliated with CBS Inc. ("CBS"), one is affiliated with National Broadcasting Company, Inc. ("NBC"), and two are independent stations. Each of the Company's stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached. KCAL, Los Angeles, California ("KCAL"), is the only independent VHF television station operating in the Los Angeles market, which is ranked as the second-largest television market in terms of population and the largest in terms of estimated television revenue. KRON-TV, San Francisco, California ("KRON"), is the Company's independent VHF station operating in the San Francisco market, which is ranked as the fifth largest television market in terms of population (see Recent Developments below).

   The Company is a Delaware corporation that was founded in 1986 by Vincent Young and his father, Adam Young. Vincent Young, the Company's Chairman, has over 25 years of experience in the television broadcast industry, and Adam Young has over 50 years of experience in the industry. Ronald Kwasnick, the Company's President, has over 25 years of experience in the industry.

   The Company's principal offices are located at 599 Lexington Avenue, New York, New York 10022, and its telephone number is (212) 754-7070.

Recent Developments

   Pending Sale of KCAL. On February 12, 2002, the Company agreed to sell the assets of KCAL to CBS Broadcasting Inc. in an all cash transaction valued at approximately $650 million. This transaction is expected to close in mid-year 2002, and is subject to Federal Communications Commission review.

   Expiration of KRON Affiliation Agreement With NBC. KRON became an independent station as of January 1, 2002 after its affiliation agreement with NBC expired, in accordance with its terms, on December 31, 2001. The Company expects to incur increased programming costs as a result of KRON becoming an independent station.

   Senior Notes. On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 81/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used substantially all of the net proceeds of approximately $243.1 million to repay a portion of outstanding indebtedness under the Company's senior credit facilities and to pay fees related to the offering. On January 31, 2002, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") with respect to an offer to exchange the Senior Notes for notes of the Company with substantially identical terms of the Senior Notes, except that the new notes will not contain terms with respect to transfer restrictions. The registration statement has not been declared effective by the SEC as of March 22, 2002.

   Consent Solicitation. On November 27, 2001, the holders of a majority in principal amount of the Company's 9% senior subordinated notes due 2006 consented to proposed amendments to the indenture governing the 9% senior subordinated notes. These amendments, among other things, provide the Company with the flexibility to incur additional debt, including the Senior Notes. The amendments became effective upon the issuance of the Senior Notes. The Company paid consenting holders $25.00 in cash for each $1,000 principal amount of the 9% senior subordinated notes held by such consenting holders.

   Amendments to Senior Credit Facilities. On November 21, 2001, the Company amended interest and financial covenants contained in its senior credit facilities. These amendments, among other things, eliminated the total leverage covenant through June 30, 2004, introduced a senior secured leverage covenant through March 31, 2002, revised the interest coverage and fixed charge covenants and permitted the issuance of the Senior Notes. These amendments also provided for certain covenant relief through the remaining term of the Company's senior credit facilities (see "Liquidity and Capital Resources").

   Public Offering. On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. The net proceeds of the offering was $103.5 million and all such net proceeds were used by the Company to repay indebtedness outstanding under its senior credit facilities.

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

   The Company plans to pursue favorable acquisition opportunities, as they become available. The Company is regularly presented with opportunities to acquire television stations which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations and its ability to incur debt to finance acquisitions is currently limited by the terms of the senior credit facilities and its indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

   Six of the Company's twelve stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and two are independent stations. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KCAL is the only independent VHF television station operating in the Los Angeles market. KRON is the only independent VHF television station with significant ratings, operating in the San Francisco market. The following table sets forth general information based on Nielsen data as of November 2001 for each of the Company's stations:

                                                                       Commercial   Station
                         Market   Television             Network       Stations in  Rank In  In-Market   Year
                         Rank(1) Households(2) Channel Affiliation       DMA(3)    Market(4) Share(5)  Acquired
                         ------- ------------- ------- -----------     ----------- --------- --------- --------
KCAL (Los Angeles, CA)..     2     5,303,490      9        IND             12          7         8       1996
KRON (San Francisco, CA)     5     2,426,010      4       IND (NBC)(6)     16          1        22       2000
WKRN (Nashville, TN)....    30       879,030      2        ABC              6          3        21       1989
WTEN (Albany, NY).......    57       514,770     10(7)     ABC              6          3        21       1989
WRIC (Richmond, VA).....    58       504,990      8        ABC              5          3        25       1994
WATE (Knoxville, TN)....    62       478,190      6        ABC              5          3        21       1994
WBAY (Green Bay, WI)....    69       406,340      2        ABC              6          2        26       1994
KWQC (Quad Cities)......    92       304,350      6        NBC              5          1        46       1996
WLNS (Lansing, MI)......   111       238,340      6        CBS              6          1        33       1986
KELO (Sioux Falls, SD)..   112       237,790     11(8)     CBS              5          1        53       1996
KLFY (Lafayette, LA)....   124       212,500     10        CBS              5          1        47       1988
WTVO (Rockford, IL).....   132       176,060     17        ABC              5          3        22       1988

--------
(1) Refers to the size of the television market or Designated Market Area ("DMA") as used by Nielsen.
(2) Refers to the number of television households in the DMA as estimated by Nielsen.
(3) Represents the number of television stations ("reportable stations") designated by Nielsen as "local" to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. period ("sign-on to sign-off"). Does not include national cable channels. The number of reportable stations may change for each reporting period. "Weekly cumulative audience" measures the total number of different households tuned to a station at a particular time during the week. "Share" references used elsewhere herein measure the total daily households tuned to a station at a particular time during the week.
(4) Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2001.
(5) Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market ("in-market share"), as measured sign-on to sign-off. KRON's affiliation with NBC ended on December 31, 2001, when their affiliation agreement expired.
(7) WTEN has a satellite station, WCDC (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.
(8) KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 172.

   The following is a description of each of the Company's stations:

   KCAL, Los Angeles, California. The Company acquired KCAL from KCAL Broadcasting, Inc., a subsidiary of The Walt Disney Company, on November 22, 1996. KCAL has the distinction of being one of the first commercial stations in the country. KCAL's first broadcast was on December 23, 1931. It is now the only independent VHF station in the Los Angeles market. Los Angeles is the second largest DMA with an estimated 5,303,490 television households and the country's largest television market in terms of estimated advertising dollars spent on the medium. There are twelve reportable stations in the DMA. For the November 2001 ratings period, KCAL was tied for seventh in rank after the local ABC, NBC, CBS, WB, Fox and UPN affiliates, with an overall sign-on to sign-off in-market share of 7.6%.

   KCAL is a prominent news provider in the market, presenting 33.5 hours of such programming each week and more than 13 half-hour specials. In 1995, the station won the prestigious Edward R. Morrow Award as the "Best Local Newscast in the Country." In 1996, KCAL was honored with nine Golden Mikes, including Best 30 Minute Newscast and Best Daytime newscast, ten Emmy, five Radio Television News Directors awards, ten New York Film Festival Awards, 17 Associated Press Awards and 31 Los Angeles Press Club Awards. In 1997, KCAL won five Golden Mikes. In 1998, KCAL won eight Emmys and four Golden Mikes. In 1999, KCAL won two Emmys for live sports coverage and two Golden Mikes for news coverage. In 2000, KCAL won nine Emmys for news and sports coverage, including "Best Hour-Long Newscast"--more than any other Los Angeles station. KCAL also won three Golden Mikes for its coverage in 2000. KCAL's coverage of politics including the Democratic National Convention in Los Angeles was a high point of 2000 coverage. Since 1991, KCAL has been the most honored local station in Los Angeles for news.

   KCAL is also the broadcast station of choice for premier local sports franchises with over 130 major televised sporting events each year. KCAL has won numerous Emmy Awards and currently has agreements with the Los Angeles Lakers (three and a half years remaining), Anaheim Angels (four years remaining), Mighty Ducks of Anaheim (three and a half years remaining), and the Los Angeles Galaxy (one year remaining). The station also has agreements to broadcast the Los Angeles Marathon, the John Wooden Classic and the Los Angeles Triathlon. These contracts enable KCAL to offer advertisers year-round sports packages aimed at very attractive audience categories. The station's syndicated programs include People's Court, Inside Edition, Family Feud, Judge Joe Brown, Judge Mathis, Crossing Over, Change of Heart and Elimidate.

   As the largest market in the country's largest state, Los Angeles enjoys a diverse industry makeup ranging from entertainment and manufacturing to international trade and financial services. In addition to Los Angeles County, KCAL reaches Orange, Santa Barbara and other counties in Southern California. Orange County alone has ranked fifth, nationally, in both population and population growth over the last five years. According to Investing in Television Market Report 2001 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the average household income in the Los Angeles market in 2000 was $49,261, with an effective buying income projected to grow at an annual rate of 2.8% through 2005. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Los Angeles market is projected to average 5.2% annually through 2005.

   On February 12, 2002, the Company agreed to sell the assets of KCAL to CBS Broadcasting Inc. in an all cash transaction valued at approximately $650 million. This transaction is expected to close in mid-year 2002, and is subject to Federal Communications Commission review and the expiration of antitrust waiting period.

   KRON, San Francisco, California. The Company acquired KRON from The Chronicle Publishing Company on June 26, 2000. KRON is a VHF television station in the San Francisco Bay Area, the fifth largest television revenue market in the country, based on television households. KRON was an NBC affiliate since it was first granted an FCC license in 1949. KRON became an independent station as of January 1, 2002 after its affiliation agreement with NBC expired on December 31, 2001 in accordance with its terms. The Company expects to incur increased programming costs as a result of KRON becoming an independent station.

   The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and powerful economy. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. The San Francisco Bay Area has a total population of approximately 6.8 million with approximately 2.5 million television households. The San Francisco Bay Area population is particularly affluent with a per household annual average income of approximately $61,572, which ranks first in the nation. The California economy ranks as the 5th largest in the world.

   KRON has traditionally distributed its news content through as many local outlets as possible to increase the public awareness of KRON's news programs. By having its news product on a variety of distribution outlets, KRON seeks to attract viewers to its regular newscasts and thereby increase its ratings and advertising base.

   KRON maintains strong relationships with most of the major studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Frasier and Judge Judy under favorable terms through the 2003-2004 season.

   KRON's plan is to become a hyper-local television station. This will be accomplished with a significant expansion of local news programming, continued expansion of other local programming, as well as the acquisition of quality syndicated programming. News expansion will be a significant factor in the new schedule. While continuing in the existing traditional time slots, local news production had doubled the previous amount of news programming. Syndicated programming has been secured for other dayparts including long-term renewals of Entertainment Tonight, Frasier, Judge Judy, and Judge Joe Brown. The station has also acquired Dr. Phil, Inside Edition and X-Files. These programs will be supplemented by strong local programming such as Bay Area Backroads and Bay Cafe. KRON will also continue a monthly series of outstanding documentaries and specials under the umbrella of "KRON 4 Presents."

   WKRN, Nashville, Tennessee. WKRN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 879,030 television households. There are six reportable stations in the DMA. For the November 2001 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 21%. The station's syndicated programs include Live with Regis and Kelly, Rosie, Judge Judy, Wheel of Fortune and the sitcom, Friends.

   Despite a challenging sales environment, the station has outperformed the market for the first three quarters of 2001. Additionally, the quality and ratings of the station's newscasts have improved dramatically in recent years. News 2 has won the prestigious Peabody Award for investigative journalism and has been nominated for 30 Emmys including Best Newscast and News Excellence. WKRN won the 2002 Mid-South Emmy for News Excellence.

   Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Dell Computer, Nissan, Saturn, Columbia/HCA, Shoney's, Bell South and Gaylord Entertainment. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 2000 was $46,212, with effective buying income projected to grow at an annual rate of 6.2% through 2005. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 7.0% annually through 2005.

   WKRN is a prime example of the Company's strategy to achieve a strong local presence and has been recently nominated for Nashville's Corporate Donor of the Year for its commitment to community activities. Public Service involvement ranges from raising food for the hungry, to raising funds for The Ronald McDonald House, to focusing on the issues and concerns of children through its "Kids to Kids" campaign and "One for the Community" fund raising effort.

   ABC affiliates in Bowling Green, Kentucky and Jackson, Tennessee have overlapping signals with WKRN on the north and west edges of the DMA, resulting in some loss of viewers in those areas. The Company believes this overlap is in part responsible for the lower station share compared to the NBC and CBS affiliates.

   WTEN, Albany, New York. WTEN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in October 1989, began operations in 1953 and is affiliated with ABC. WTEN added a satellite station, WCDC-TV Channel 19, in Adams, Massachusetts in 1963 to serve more adequately the eastern edge of the market. WCDC-TV was acquired concurrently with WTEN. (All references to WTEN include WCDC-TV).

   The Albany market (which includes Schenectady and Troy) is the 57th largest DMA, with an estimated 514,770 television households. There are seven reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 2001 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 21%, compared to 33% for WNYT, the NBC affiliate, 30% for WRGB, the CBS affiliate, 12% for WXXA, the Fox affiliate, 0% for WYPX, the PAX station, and 4% for WEWB, the WB affiliate, which signed on as of September 1999. The station's syndicated programs include Wheel of Fortune, Jeopardy, Rosie, and Judge Judy. WTEN has won numerous awards in recent years for both local news and public affairs programming.

   Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Chubb Corp, State Farm Insurance, Key Corp. and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 2000 was $43,571, with effective buying income projected to grow at an annual rate of 2.6% through 2005. Retail sales growth in this market is also projected by the BIA Guide to average 4.7% annually during the same period.

   The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Selective use of sales marketing programs has generated over $1.6 million of new incremental revenue in 2001.

   WRIC, Richmond, Virginia. WRIC was acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 58th largest DMA, with an estimated 504,990 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2001 ratings period, WRIC was in third place in the ratings, eight points behind WWBT, the NBC affiliate, and one point behind WTVR, the CBS affiliate, with a sign-on to sign-off in-market share of 25% compared to 33% for WWBT and 26% for WTVR. The station's syndicated programming includes Wheel of Fortune, Oprah, Jeopardy, Maury Povich, and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

   Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of Virginia. Capital One is the largest employer in the market, employing 8,642 residents. According to the BIA Guide, the average household income in the Richmond market in 2000 was $45,728 with effective buying income projected to grow at an annual rate of 4.2% through 2005. Retail sales growth is also projected by the BIA Guide to average 3.4% annually during the same period.

   WATE, Knoxville, Tennessee. WATE was acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 62nd largest DMA, with an estimated 478,190 television households. There are five reportable stations in the DMA, three of which are VHF stations. During the November 2001 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 21%. The station's syndicated programming includes Inside Edition, Access Hollywood, Judge Judy, Oprah, Millionaire and Rosie. WATE has won numerous awards in recent years from state journalism organizations, including Emmy Awards from the Tennessee Chapter of NATAS. In 2000, WATE also received three Edward R. Murrow regional awards for writing, use of video and sports reporting, as well as two American Cancer Society regional honors. In 2001, the station was nominated for two Regional Emmy Awards.

   According to the BIA Guide, the average household income in the Knoxville market in 2000 was $39,299 with effective buying income projected to grow at an annual rate of 5.3% through 2005. Retail sales growth is also projected by the BIA Guide to average 6.3% annually during the same period.

   WBAY, Green Bay, Wisconsin. WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 406,340 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2001 ratings period, WBAY was second in the ratings with a sign-on to sign-off in-market share of 26%. The station's syndicated programming includes Home Improvement, Friends, Martha Stewart, Rosie, Millionaire, Dr. Phil and Spin City.

   WBAY has won many state and regional awards for excellence from Associated Press, the Milwaukee Press Club and most recently the Wisconsin Broadcasters Association first place award for best spot news coverage in medium size markets and a Mid-West Regional Emmy for promotion production.

   WBAY sponsors public service campaigns for Children First, Toys for Tots, Scouting for Food, A Taste of Wine and Cheese and The Brett Favre Challenge which raise over $250,000 for the Boys and Girls Club of Green Bay, Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA, and many others. WBAY has produced and aired for the past 47 years the telethon for local Cerebral Palsy Inc. Last year's telethon raised $750,000 for the organization.

   The station's primary focus is local news. That includes early morning (5AM-7AM), Noon, 5PM, 6PM, 10PM and weekends.

   According to the BIA Guide, the average household income in the Green Bay market in 2000 was $43,113, with effective buying income projected to grow at an annual rate of 4.5% through 2005. Retail sales growth is also projected by the BIA Guide to average 5.0% annually during the same period.

   KWQC, Quad Cities. The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 92nd largest DMA serving an estimated 304,350 television households in eastern Iowa and western Illinois. There are five reportable stations in the DMA, three of which are VHF. During the November 2001 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 46%. The station has retained the number one position for over fifteen years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Martha Stewart, Hollywood Squares and Inside Edition.

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

   John Deere Corporation and Eagle Country Markets are both headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Oscar Mayer, Ralston Purina, J.I. Case and Modern Woodman. Riverboat gambling has brought three boats to the market that have increased the tourism business. The market has also experienced an increase in convention business. According to the BIA Guide, the average household income in the Quad Cities market in 2000 was $42,667, with effective buying income projected to grow at an annual rate of 3.8% through 2005. Retail sales growth is also projected by the BIA Guide to average 4.9% annually during the same period.

   WLNS, Lansing, Michigan. WLNS, which was acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 111th largest DMA, with an estimated 238,340 television households. WLNS is one of only two VHF network affiliates in the DMA. During the November 2001 ratings period, WLNS was the highest-rated station out of six reportable stations in its DMA, with a sign-on to sign-off in-market share of 33%. The station's syndicated programming includes Rosie, Entertainment Tonight, Hollywood Squares, Dr. Phil and Montel Williams.

   WLNS-TV attributes its long success to a commitment to local news and community service, which has been unmatched in the Lansing market. Newscenter 6 broadcasts 24 hours per week of local news, including two hours from 5 a.m. to 7 a.m. weekdays, plus the only midday local newscast in the market. The station's 6 p.m. newscast remains the area's single most viewed television newscast. A WLNS trademark through the years has been the ability to develop innovative partnerships as a means to address vital community issues. In 1999, WLNS and Farm Bureau Insurance collaborated to purchase Lansing's only Doppler radar which brought real time weather information to the market for the first time, and has been credited with providing emergency warnings to tens of thousands of people before the National Weather Service could act. In 2000, Newscenter 6 and Ingham Regional Medical Center formed Partners in Health, a unique multi-media approach to providing consumers with health and medical information including the use of sophisticated video streaming techniques on the Internet demonstrating advances in surgical procedures. Since 1993, WLNS-TV has partnered with Crimestoppers to broadcast information about unsolved crimes and offer information to help viewers avoid becoming victims of crime. The WLNS-Crimestoppers effort has resulted in the arrest of many fugitive felons and solved several major crimes over the years. That program has also recently expanded to include the station's web site.

   The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 15,500 people. General Motors has approximately 12,000 employees. Michigan State University has over 12,000 employees with a student enrollment of over 42,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 2000 was $43,219, with effective buying income projected to grow at an annual rate of 3.0% through 2005. Retail sales growth in this market is also projected by the BIA Guide to average 2.7% annually during the same period.

   KELO, Sioux Falls, South Dakota. The Company acquired KELO from a subsidiary of Midcontinent Media, Inc. on May 31, 1996. The station began operations in 1953 and is affiliated with CBS. KELO added satellite station KDLO, Channel 3, in Florence, South Dakota in 1955 to serve the northern South Dakota area, and added satellite station KPLO, Channel 6, in Reliance, South Dakota in 1957 to serve the central South Dakota area. In 1988, KCLO, Channel 15, then operating as a translator facility, was added as a satellite station of KELO in Rapid City, South Dakota. KELO fully serves two DMAs, as Rapid City is a separate contiguous DMA. (All references to KELO include KDLO and KPLO. The following information pertains only to the Sioux Falls DMA.)

   The Sioux Falls market is the 112th largest DMA serving an estimated 237,790 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota. There are five reportable stations in the DMA, three of which are VHF. During the November 2001 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 48%, significantly ahead of the ABC, NBC and FOX affiliates, who had 26%, 14% and 12%, respectively. KELO's newscast finished ahead of each of the competing stations for every weekday and weekend newscast time period. Recognizing the importance of local news, the station presents live newscasts seven times daily, with notable ratings and sales success. The station's revenue market share in 2001 was 49%. The projected market share in 2002 is 51%. The station's syndicated programming includes Rosie, Entertainment Tonight, Oprah and Hollywood Squares.

   The largest employers in the market are Sioux Valley Hospital & Health Systems and Citibank. Sioux Falls is the largest city in South Dakota, with a population of 127,900. According to the BIA Guide, the average household income in the Sioux Falls market in 2000 was $44,363, with effective buying income projected to grow at an annual rate of 5.5% through 2005. Retail sales growth is also projected by the BIA Guide to average 4.2% annually during the same period.

   KLFY, Lafayette, Louisiana. KLFY was acquired by the Company from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market's first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth Station, KLAF, is a lower power station affiliated with the UPN and Warner Brothers Network. The market is dominated by KLFY and the local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Since 1994, the NBC affiliate in Lake Charles is selling advertising in the Lafayette market with minimal success.

   The Lafayette market is the 124th largest DMA, with an estimated 212,510 television households. KLFY ranks first in the November 2001 ratings period with an overall sign-on to sign-off in-market share of 55%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with an in-market share of 46%. The station's syndicated programs include The Maury Povich Show, Entertainment Tonight, Rosie, Sally Jessy Raphael, Home Improvement, Extra, Dr. Phil, Millionaire and Living Better.

   Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 180-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2001 ratings period, this program received a 6:00-7:00 a.m. in-market share of 56%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995, 1998, 2000 and 2001 "Station of the Year" award from the Louisiana Broadcasters Association.

   KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called "Meet Your Neighbor" and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. "Wednesday's Child" is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has over the past 15 years raised over 3,500 tons of food for the hungry with its annual "Food for Families" all-day live remote from 18 locations in the DMA. It has an annual "Coats for Kids" campaign to clothe needy children and has raised over $13 million for the Muscular Dystrophy Association's ("MDA") annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

   According to the BIA Guide, the average household income in the Lafayette market in 2000 was $37,100, with effective buying income projected to grow at an annual rate of 5.4% through 2005. Retail sales growth in this market is also projected by the BIA Guide to average 5.3% annually during the same period.

   WTVO, Rockford, Illinois. WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

   The Rockford market is the 132nd largest DMA, with an estimated 176,060 television households. There are five reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 2001 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 22%, compared to 29% and 33% for the CBS and NBC affiliates, respectively. The station's syndicated programs include Sally Jessy Raphael, Rosie, Hollywood Squares, Judge Judy, Dr. Phil, Millionaire and Extra. The station produces local interest programs such as Spotlight 17, Friday Football Blitz and Friday Basketball Blitz.

   WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Rockford is the second largest city in Illinois. Over 1,000 manufacturing firms employ a total of over 50,000 persons in the Rockford area, specializing in machine tool, automotive, aerospace, and consumer product industries. Prominent manufacturers in the area include Hamilton-Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Daimler/Chrysler Corporation's Neon facility. UPS has constructed a $60.0 million Midwestern freight hub at Rockford. According to the BIA Guide, the average household income in the Rockford market in 2000 was $45,378, with effective buying income projected to grow at an annual rate of 3.2% through 2005. Retail sales growth in this market is also projected by the BIA Guide to average 3.8% annually during the same period.

Industry Background

   General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television. See--"Federal Regulation of Television Broadcasting" below.

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

   All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. The Los Angeles, San Francisco, Richmond and Nashville markets are metered.

   Whether a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station's revenue, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. A station may also be affiliated with one of three newer national networks (UPN, WB and PAX TV). These newer networks provide their affiliates with programming in much the same manner as the major networks, although they generally supply less than that of the major networks.

   Fully independent stations such as KCAL and KRON purchase or produce all of the programming which they broadcast, resulting in generally higher programming costs than those of major-network affiliates in the same market. However, under increasingly popular barter arrangements, a national program distributor may receive advertising time in exchange for programming it supplies, with the station paying a reduced fee or no cash fee at all for such programming. Because the major networks regularly provide first-run programming during prime time viewing hours, their affiliates generally (but do not always) achieve higher audience shares, but have substantially less inventory of advertising time to sell during those hours than independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. The independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained therefrom. The independent station's smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the independent station typically achieves a share of advertising revenue in its market greater than its audience ratings.

   Broadcast television stations compete for advertising revenue primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Traditional network programming, generally achieves higher audience levels than syndicated programs aired by independent stations. However, since greater amounts of advertising time are available for sale by independent stations, they typically achieve a share of the television market advertising revenue greater than their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers.

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

   Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 61% to 78%.

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

   Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership share. Each of AOL-Time Warner, Inc., Paramount Communications, Inc. and Paxson Communications Corporation have recently launched a television network and entered into affiliation agreements with certain independent commercial television stations. The programming made available by these new networks is presently limited, as compared to the major networks, but could increase in light of recent ownership changes (AOL's acquisition of Time Warner and Viacom's acquisition of CBS), combined with Viacom's pre-existing ownership of Paramount Communications, Inc. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

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

   Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first-run and rerun packages of programming. The stations compete against in-market broadcast station competitors for exclusive access to off-network reruns (such as Friends) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic in the television industry.

   Network owners Disney (ABC), AOL Time Warner (WB), News Corp (Fox) and Viacom (CBS and UPN) also own or control a major production studio. Outside production studios are the primary source of programming for the networks. It is uncertain whether in the future, such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to commonly-owned networks.

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

   In October 1994, the Company and ABC entered into new Affiliation Agreements for five of the Company's ABC-affiliated stations. Effective August 14, 1995, the Company switched the affiliation of its then sole NBC affiliate to ABC. In addition, in September 1994, the Company and CBS entered into new Affiliation Agreements for all of the Company's CBS-affiliated stations. Such Affiliation Agreements with ABC and CBS provide for contract terms of ten years. The Affiliation Agreement with NBC for the Quad Cities Station provides for a ten-year term, with an expiration date of November 1, 2004. On April 3, 1996, the Company and CBS entered into new Affiliation Agreements for KELO and each of its satellite stations which expire on October 2, 2006.

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

   As the Company expected, KRON has become an independent station and it is likely that KRON will experience increased programming costs and generate lower broadcast cash flow, which may adversely affect the Company's operating results.

   As independent stations, KCAL and KRON purchase or produce all of their programming, resulting in proportionally higher programming costs for the stations. In this regard, KCAL and KRON retain their entire inventory of advertising and all of the revenue obtained therefrom. Furthermore, KCAL and KRON enter into barter arrangements whereby program distributors may receive advertising time in exchange for the programming they provide.

                 FEDERAL REGULATION OF TELEVISION BROADCASTING

Existing Regulation

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

License Renewals

   As a result of the 1996 Act, broadcast licenses are now generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny, and such parties, as well as other members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if after notice and an opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has the authority to deny the renewal application and consider a competing application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on its operations. The main station licenses for the Company's television stations expire on the following dates:
WRIC, October 1, 2004; KLFY, June 1, 2005; WKRN, August 1, 2005, WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; WTVO, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KCAL, December 1, 2006; KRON, December 1, 2006; WTEN, June 1, 2007; WCDC, WTEN's satellite station, April 1, 2007.

Multiple Ownership Restrictions

   The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. As detailed below, in August 1999, the FCC substantially revised a number of its multiple ownership and attribution rules. Although these rules became effective November 16, 1999, they may still be modified in subsequent proceedings. In three separate orders, the FCC revised its rules regarding restrictions on television ownership, radio-television cross-ownership, and attribution of broadcast ownership interests. The three orders resolved several long pending rule-making proceedings and responded, in part, to certain directives in the 1996 Act, where Congress liberalized the radio ownership rules and directed the FCC to consider certain additional deregulatory measures for television. On January 19, 2001, the FCC released separate orders on reconsideration, largely affirming the 1999 decisions. Certain changes to various rules were, however, adopted. The FCC's key broadcast ownership rules, inclusive of the recent reconsideration orders, are summarized below.

Local Television Ownership

   The FCC's TV "duopoly" rule permits parties to own TV stations located in separate designated market areas ("DMAs") without regard to signal contour overlap. In addition, the rule permits parties to own up to two television stations in the same DMA so long as at least eight independently owned and operated full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Furthermore, without regard to numbers of remaining independently owned TV stations, the FCC will permit common ownership of television stations located within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station continue to be exempt from the duopoly rule if located in the same designated market area as the "parent" station. The duopoly rule also applies to same-market Local Marketing Agreements ("LMAs") involving more than 15% of the brokered station's program time, although certain LMAs were exempted from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the LMA. Further, the FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. In its January 19, 2001 reconsideration order, which largely affirmed the new duopoly rules, the FCC modified the rules to require that, in order for a television station to count toward the minimum number of independent stations necessary for FCC approval of a proposed duopoly, its Grade B signal contour must overlap the Grade B signal contour of at least one of the TV stations involved in the proposed combination. The FCC rules permitting duopolies within a single DMA under certain conditions have been appealed to the federal appellate court for the D.C. Circuit. In light of this appeal, the court stayed the portion of the rules requiring divestiture in cases of existing duopolies that fail to qualify under the rules.

National Television Ownership Cap

   On the national level, the 1996 Act raised the national audience coverage restriction on television station ownership from 25% to 35% of the national audience. Accordingly, one party may not have an attributable interest in television stations which reach more than 35% of all United States television households. Under the FCC's rules, if entities have attributable interests in two stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national cap.

   In a decision announced on February 19, 2002, the federal appellate court for the D.C. Circuit vacated the FCC's determination in May 2000 to retain the national ownership cap, ordering the FCC to conduct further proceedings on the issue. In doing so, the court seemingly placed a high burden on the FCC to justify retention of the rule unchanged. In addition to further proceedings before the FCC, it is possible that there will be additional appeals or action by Congress. A decision ultimately striking down the cap, or relaxing the rule in some significant fashion, would allow the major networks and other station groups to increase their ownership of local broadcast stations.

Cable/Television Cross Ownership

   The cable/television cross-ownership rule effectively prohibits joint ownership of a broadcast television station and a cable system in the same market. In a decision announced February 19, 2002, the federal appellate court for the D.C. Circuit vacated the FCC's determination in May 2000 not to repeal or modify this rule. The court's order does not call for further agency proceedings, but instead specifically directs the FCC "to repeal the . . . rule forthwith." It is unclear whether any further judicial proceedings may be initiated in connection with this action.

Newspaper/Broadcast Cross-Ownership

   The newspaper/broadcast cross-ownership rule, adopted by the FCC as part of a series of broadcast ownership restrictions in the 1970s, generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in situations in which the predicted or measured contours of the station encompass entirely the community in which the newspaper is published. The FCC recently released a Notice of Proposed Rule-making to reconsider these restrictions. The FCC has asked for comments on a wide variety of options, including retention of the rule in its current form, modifying geographic coverage areas, modifying media entities covered by the rule, applying a market concentration or market voice count test or eliminating the rule completely.

Radio-Television Cross-Ownership

   The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's current radio-television cross-ownership rule allows radio/television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. In the largest markets--i.e., markets with at least 20 independently owned media voices--a single entity can own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is less than 20 but at least 10, the number of radio stations that can be owned by a television licensee in the same market drops to 4. If the media voices number less than 10, a television licensee can only own 1 radio station in the same market. In its January 19, 2001 reconsideration order, the FCC, again largely affirming its rule, modified the one-to-a-market rule to provide that in determining the number of voices in the market, independently owned and operating, full-power TV stations must not only be located in the same DMA as the TV station(s) at issue, but the television station to be counted must also have a Grade B signal contour that overlaps with the Grade B contour of the TV station(s) at issue.

Attribution of Ownership

   Under the FCC's attribution rules, a direct or indirect purchaser of various types of the Company's securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same area as stations owned by the Company in a manner prohibited by the FCC. Under the FCC's rules, an "attributable" interest for purposes of applying the Commission's broadcast ownership rules generally includes:

  . equity and/or debt interests, which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or also holds an attributable interest in a same-market media entity, whether TV, radio, cable or daily newspaper (the "equity/debt plus" standard);

  . 5% or greater voting stock interest. It should be noted that, in a reconsideration order released January 19, 2001, the FCC eliminated its single majority shareholder exemption. Under that exemption, otherwise attributable interests up to 49% were non-attributable if the licensee was controlled by a single majority shareholder and the interest holder was not otherwise attributable under the foregoing "equity/debt plus" standard. In eliminating the exemption, the FCC grandfathered minority interests in a company with a single majority shareholder if the interest was acquired before December 14, 2000 (the adoption date of the order). Such grandfathering is permanent until the interest is assigned or transferred. In March 2001, the D.C. Circuit remanded the FCC's decision to eliminate the single majority shareholder exemption with respect to cable ownership. In light of the D.C. Circuit's remand, and given the relation between the rules governing cable and broadcast ownership, the FCC issued a September 2001 Order suspending the elimination of the single majority shareholder exemption with respect to both broadcast and cable ownership pending the resolution of further proceedings;

  . 20% or greater voting stock interest, if the holder is a qualified passive investor;

  . any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities; and

  . all officers and directors (or general partners) of a licensee and its direct or indirect parent.

   At the time the Commission modified its broadcast attribution rules in August 1999, all non-conforming interests acquired before November 7, 1996 were permanently grandfathered and thus do not constitute attributable ownership interests. Any non-conforming interests acquired after that date were required to be brought into compliance by August 5, 2000.

Alien Ownership Restrictions

   The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licensees. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens and corporations or partnerships organized under the laws of a foreign nation (collectively, "aliens") are barred from holding broadcast licenses. Aliens may directly or indirectly own up to one-fifth of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. As a result of these provisions, the Company, as a holding company for its various television station license subsidiaries, cannot have more than 25% of its capital stock owned or voted by aliens.

Satellite Transmission of Local Television Signals

   In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to direct broadcast satellite ("DBS") viewers and directed the FCC to initiate rule-making proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal form a local network affiliate).

   In its rule-making proceedings, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to make must-carry elections by July 1, 2001. The July 1, 2001 elections are effective from January 1, 2002 to December 31, 2005.

   The DBS industry challenged SHVIA and the FCC's DBS must-carry rules in court. In December 2001, the federal appellate court for the Fourth Circuit upheld the federal law that requires DBS carriers to carry the signals of all local television stations in markets where they elect to carry any local signals. The ruling means that, starting January 1, 2002, DBS operators were required to carry all local television stations in the local markets they currently serve unless they opt to discontinue local service to those markets. The court also upheld an FCC rule that permits DBS operators to offer all local television stations on a single tier or an a-la-carte basis.

Proposed Legislation and Regulation

   The United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on its operations.

The 1992 Cable Act

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

   The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's former video dial tone rules (permitting telephone companies to enter the video distribution services market under several new regulatory options). The 1996 Act also (a) eliminated the broadcast network/cable cross-ownership limitation and (b) lifted the statutory ban on TV/cable cross-ownership within the same market area (but did not eliminate the separate FCC regulatory restriction on TV/cable cross-ownership). However, as noted above, a federal appellate court decision vacated the separate FCC TV/Cable cross-ownership restriction on February 19, 2002.

Digital Television Service

   The FCC has taken a number of steps to implement digital television broadcasting service in the United States. It has adopted a digital television table of allotments that provided all authorized television stations with a second channel on which to broadcast a digital television signal. In doing so, it has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has also ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

   Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC required affiliates of ABC, CBS, Fox and NBC in the top 10 television markets (including KRON) to begin digital broadcasting by May 1, 1999. Many other stations, including KCAL-TV, the Company's independent station in Los Angeles, California, have also begun digital broadcasting. Affiliates of the four major networks in the top 30 markets were required to begin digital broadcasting by November 1, 1999, and all other commercial broadcasters, including all of the Company's remaining stations, must do so by May 1, 2002. On January 19, 2001, the FCC issued a Report and Order reviewing the digital television transition and resolving certain issues concerning the conversion of broadcast television from analog to digital. Among other things, the FCC affirmed the 8-VSB modulation system of the DTV transmission standard, ordered commercial DTV stations to provide, by December 31, 2004, a stronger signal to their communities of license than the DTV service contour they were initially required to provide, and instituted procedures for processing mutually exclusive DTV service area expansion applications. On November 15, 2001, the FCC released an Order on Reconsideration in which it modified several other rules it had adopted previously in the January 19, 2001 Report and Order. Among other things, the FCC said that it would extend the May 2002 DTV construction deadline on a case-by-case basis, upon a detailed showing by a broadcaster that it will be unable to meet the deadline for reasons beyond its control, such as equipment delivery delays, zoning problems, and financial hardship. KRON, KCAL (see above) and two of the Company's other stations have already completed the build-out of their DTV facilities. Several other of the Company's stations are reasonably close to completion and all remaining stations have a firm plan for completion in place. Nevertheless, the Company has recently filed applications with the FCC seeking extensions of the May 2002 construction deadline for several of its remaining stations. There can be no guarantee that the FCC will grant these extension requests. If a station does not begin broadcasting by the deadline and is not granted an extension by the FCC, it will be required to cease operation when stations are required to abandon analog broadcasts. In its Order on Reconsideration, the FCC also temporarily deferred several deadlines it had adopted in its earlier Report and Order. Specifically, the FCC temporarily deferred the deadlines for broadcasters to provide a DTV signal that replicates their analog service area, to build maximized DTV facilities, and to choose their permanent post-transition DTV channel. Further, the Order on Reconsideration allows broadcasters to request special temporary authority to construct initial minimal DTV facilities (i.e., facilities that only cover their cities of license) while retaining interference protection for their allotted and maximized facilities. Finally, the FCC's Order on Reconsideration allows commercial broadcasters subject to the May 1, 2002 deadline to initially operate their DTV stations on a reduced schedule that requires digital broadcasting during prime time hours only.

   The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given market, one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

   On January 23, 2001, the FCC released a report and order and further notice of proposed rule-making concerning the cable carriage of digital television broadcast signals. Among other things, the FCC concluded that (i) a digital-only television station can immediately assert its right to carriage on a local cable system; and (ii) a broadcaster that returns its analog spectrum and converts to digital operations must be carried by local cable systems. The FCC concluded, however, that additional information is needed to determine whether dual carriage of a broadcaster's analog and digital signal is warranted during the transition period. In asking for further comment on this issue, the agency announced its tentative conclusion that, although neither forbidden nor mandated by the Communications Act, dual carriage obligations would appear to impose an unconstitutional burden on a cable operator's First Amendment rights. The FCC is also considering whether rules for carriage of digital television signals by cable system operators should also apply to direct broadcast satellite operators.

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

   In its further notice of proposed rule-making, the FCC, among other things, requested comment on the necessity of a dual carriage requirement to hasten the digital transition and the return of the analog spectrum and the proper scope of the definition of "program-related" material, as it relates to the requirement that cable operators carry material that is associated with a broadcaster's primary video stream.

   The implementation of digital television will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels. In addition, the Communications Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company is unable to predict what future actions the FCC might take with respect to digital television, nor can it predict the effect of the FCC's present digital television implementation plan or such future actions on its business. The Company will incur significant expense in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

Non-FCC Regulation

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

Employees

   As of December 31, 2001, the Company employed 1,453 full-time employees and 224 part-time employees. The Company considers its relations with its employees to be good. As of December 31, 2001, approximately 336 of the Company's employees were represented by collective localized bargaining agreements at various stations with four different unions: IBEW, AFTRA, IATSE and the Directors Guild of America.

Item 2.  Properties.

   The Company's principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York (the "Master Lease"). The Master Lease expires in the year 2009.

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

      Station Metropolitan Area and Use   Owned or Leased Approximate Size
      ------- -------------------------   --------------- ----------------
       KCAL   Los Angeles, California
                Office and studio             Owned        33,000 sq. ft.
                Office and studio             Leased       16,198 sq. ft.
                Transmission tower site       Leased       60,000 sq. ft.
       KRON   San Francisco, California
                Office and studio             Owned        95,100 sq. ft.
                Transmission tower site       Leased        1,800 sq. ft.
       WKRN   Nashville, Tennessee
                Office and studio             Owned        43,100 sq. ft.
                Land                          Owned            2.72 acres
                Transmission tower site       Owned           49.33 acres
       WTEN   Albany, NY
                Office and studio             Owned        39,736 sq. ft.
                Land                          Owned            2.56 acres
              New Scotland, NY
                Transmission tower site
                 --Land                       Owned            5.38 acres
                 --Building                   Owned         2,800 sq. ft.
              Mt. Greylock, Adams, MA
                Transmission tower site
                 --Land                       Leased       15,000 sq. ft.
                 --Building                   Owned         2,275 sq. ft.
       WRIC   Richmond, VA
                Office and studio             Owned        34,000 sq. ft.
                Land                          Owned               4 acres
              Petersburg, VA
                Transmission site         Lease of space               --
                                             on tower
              Chesterfield Co., VA(1)
                Transmitter building          Owned           900 sq. ft.
       WATE   Knoxville, TN
                Office and studio             Owned        34,666 sq. ft.
                Land                          Owned            2.65 acres
              Knox County, TN
                Transmission tower site       Owned            9.57 acres
              House Mountain, TN
                Prospective tower site        Owned               5 acres
       WBAY   Green Bay, WI
                Office and studio             Owned        90,000 sq. ft.
                Land                          Owned            1.77 acres
              DePere, WI
                Transmission tower site       Owned            3.54 acres
              Appleton, WI
                Office                        Leased        1,506 sq. ft.

 Station Metropolitan Area and Use             Owned or Leased Approximate Size
 ------- -------------------------             --------------- ----------------
  KWQC   Davenport, Iowa
           Office and Studio                       Owned        59,786 sq. ft.
           Land                                    Owned            1.82 acres
         Bettendorf, Iowa
           Transmission tower site                 Owned            37.7 acres
  KELO   Sioux Falls, South Dakota
           Office and studio                       Owned        28,000 sq. ft.
           Land                                    Owned            47.4 acres
           Transmission tower site                 Owned           58.23 acres
           Auxiliary transmission tower site       Leased          26.42 acres
         Reliance, South Dakota
           Transmission tower site                 Owned            5.83 acres
         Rapid City, South Dakota
           Office and studio                       Leased        3,555 sq. ft.
           Transmission tower site                 Owned                1 acre
         Murdo, South Dakota
           Transmission tower site                 Leased               1 acre
         Philip, South Dakota
           Transmission tower site                 Leased           8.23 acres
         Wall, South Dakota
           Transmission tower site                 Leased              4 acres
           Doppler Radar Tower                     Leased        1,225 sq. ft.
         Beresford, South Dakota
           Transmission tower site                 Leased            2.1 acres
           Doppler Radar tower site                Leased           0.02 acres
         Diamond Lake, South Dakota
           Transmission tower site                 Owned                1 acre
         DeSmet, South Dakota
           Transmission tower site                 Owned            0.55 acres
         Garden City, South Dakota
           Transmission tower site                 Owned                1 acre
           Auxiliary transmission tower site       Owned                1 acre
         Farmer, South Dakota
           Transmission tower site                 Owned                1 acre
         Mt. Vernon, South Dakota
           Transmission tower site                 Owned                1 acre
         White Lake, South Dakota
           Transmission tower site                 Owned                1 acre
         New Underwood, South Dakota
           Transmission tower site                 Leased          200 sq. ft.
         Huron, South Dakota
           Doppler Radar tower site                Leased          480 sq. ft.
  WLNS   Lansing, Michigan
           Office and studio                       Owned        19,000 sq. ft.
           Land                                    Owned            4.75 acres
         Meridian, Michigan
           Transmission tower site                 Owned              40 acres
         Watertown, Michigan
           Doppler Radar tower site                Leased            6.2 acres

 Station Metropolitan Area and Use            Owned or Leased Approximate Size
 ------- -------------------------            --------------- ----------------
  KLFY   Lafayette, Louisiana
           Office and studio                      Owned        24,337 sq. ft.
           Land                                   Owned            3.17 acres
         Maxie, Louisiana
           Transmission tower site                Leased           8.25 acres
           Proposed transmission tower site       Owned             142 acres
  WTVO   Rockford, Illinois
           Office and studio                      Owned        15,200 sq. ft.
           Land                                   Owned            14.4 acres

--------
(1) Station owns tower structure and related building, with non-exclusive easement for access to underlying property, which is owned by a third party.

Item 3.  Legal Proceedings.

   The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security-Holders.

   None.

Item 4A.  Executive Officers of the Registrant.

   The executive officers of the Company are as follows:

                 Name         Age               Position
                 ----         ---               --------
         Vincent J. Young.... 54  Chairman and Director
         Adam Young.......... 88  Treasurer and Director
         Ronald J. Kwasnick.. 55  President and Director
         James A. Morgan..... 53  Executive Vice President--
                                  Chief Financial Officer
                                  Secretary and Director
         Deborah A. McDermott 47  Executive Vice President--Operations

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

   Ronald J. Kwasnick has been the President of the Company since its inception and became a director in December 1994. From 1986 to 1989, Mr. Kwasnick was also the General Manager of WLNS, the Company's station in the Lansing, Michigan market. Mr. Kwasnick joined the Company in 1986, after working as Executive

Vice President/Television for Adams Communications since 1984, where he served as General Manager of a group of network-affiliated television stations. From 1980 to 1984, he was the General Manager and President of WILX in Lansing, Michigan. Prior to that, he spent ten years working in various television sales management positions.

   James A. Morgan joined the Company as its Executive Vice President--Chief Financial Officer in March 1993, became the Secretary of the Company in September 1994 and became a director in May 1998. Mr. Morgan is also the Executive Vice President and Secretary of each of the corporate Subsidiaries. From 1984 until he joined the Company, he was a director and Senior Investment Officer at J.P. Morgan Capital Corporation involved in investing the firm's own capital in various leveraged and early growth stage companies.

   Deborah A. McDermott became the Executive Vice President--Operations of the Company in May 1996, and was General Manager of WKRN, the Company's ABC network affiliate serving the Nashville, Tennessee market, from 1990 to 1996. From 1986 to 1989, when WKRN was acquired by the Company, and thereafter through February 1990, she was Station Manager of that station.

   All executive officers serve at the discretion of the Board of Directors.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

             Quarters Ended                           High   Low
             --------------                          ------ ------
             March 31, 2000......................... $50.00 $19.00
             June 30, 2000..........................  25.69  18.38
             September 30, 2000.....................  37.19  26.06
             December 31, 2000......................  35.94  24.75

             March 31, 2001......................... $37.25 $29.38
             June 30, 2001..........................  40.54  30.88
             September 30, 2001.....................  33.48  12.40
             December 31, 2001......................  22.22  14.35

   At February 28, 2002, there were approximately 46 and 40 stockholders of record of the Company's Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

Dividend Policy

   The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Company's senior credit facilities and the indentures governing the Company's outstanding senior notes and senior subordinated notes (collectively, the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the senior credit facilities, the Company's ability to pay dividends on its Common Stock is limited. See "Management's Discussion and Analysis-Liquidity and Capital Resources." Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to, the dividend no default would result under the Indentures and the Company would continue to have the ability to incur indebtedness. In addition, under the Indentures, the dividend may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

Item 6.  Selected Financial Data

   The following table presents selected consolidated financial data of the Company for the five years ended December 31, 2001, which have been derived from the Company's audited consolidated financial statements.

   The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

                                                                         Year Ended December 31,
                                                     ----------------------------------------------------------------
                                                         1997         1998         1999         2000         2001
                                                     -----------  -----------  -----------  -----------  -----------
Statement of Operations Data:                                (dollars in thousands, except per share amounts)
Net revenue (1)..................................... $   263,535  $   277,052  $   280,659  $   372,685  $   368,173
Operating expenses, including selling, general and
 administrative expenses............................     106,708      116,712      114,974      149,773      172,473
Amortization of program license rights..............      38,279       33,014       47,690       57,655       59,523
Depreciation and amortization.......................      46,941       49,472       47,983       55,232       61,769
Corporate overhead..................................       7,150        7,860        8,227       12,010        9,934
Non-cash compensation paid in common stock (2)......         967        1,146       19,102        1,321        1,468
Merger related costs................................          --        1,444           --           --           --
                                                     -----------  -----------  -----------  -----------  -----------
Operating income....................................      63,490       67,404       42,683       96,694       63,006
Interest expense, net...............................     (64,103)     (62,617)     (62,981)     (95,843)    (112,754)
Non-cash interest expense, net......................          --           --           --           --       (3,773)
Gain on sale of station.............................          --           --           --       15,651           --
Non-cash change in fair value swap..................                                                           2,295
Other (expenses) income, net........................        (493)        (788)      (1,244)      (1,013)          48
                                                     -----------  -----------  -----------  -----------  -----------
(Loss) income before provision for income taxes and
 extraordinary item.................................      (1,106)       3,999      (21,542)      15,489      (51,178)
Provision for income taxes..........................          --           --           --       (1,500)          --
                                                     -----------  -----------  -----------  -----------  -----------
(Loss) income before extraordinary item.............      (1,106)       3,999      (21,542)      13,989      (51,178)
Extraordinary loss on extinguishment of debt........      (9,243)          --           --           --      (12,437)
                                                     -----------  -----------  -----------  -----------  -----------
Net (loss) income................................... $   (10,349) $     3,999  $   (21,542) $    13,989      (63,615)
                                                     ===========  ===========  ===========  ===========  ===========
Basic (loss) income per common share before
 extraordinary item................................. $     (0.08) $      0.28  $     (1.59) $      0.92  $     (2.81)
Basic net (loss) income per common share............ $     (0.74) $      0.28  $     (1.59) $      0.92  $     (3.50)
Basic shares used in earnings per share calculation.  13,989,969   14,147,522   13,588,108   15,157,243   18,185,945

Other Financial Data:
Cash flow provided by operating activities.......... $    41,025  $    54,292  $    36,398  $    80,762  $    24,982
Cash flow used in investing activities.............. $   (11,757) $   (34,154) $    (7,887) $  (645,115) $   (14,768)
Cash flow (used in) provided by financing activities $   (34,621) $   (21,127) $   (26,222) $   566,977  $   (13,853)
Payments for program license liabilities............ $    38,610  $    33,337  $    46,678  $    53,623  $    54,433
Broadcast cash flow (3)............................. $   118,217  $   127,003  $   119,007  $   169,289  $   141,267
Broadcast cash flow margin..........................        44.9%        45.8%        42.4%        45.4%        38.4%
Operating cash flow (4)............................. $   111,067  $   119,143  $   110,780  $   157,279  $   131,333
Capital expenditures................................ $     9,034  $     7,524  $     9,360  $    17,213  $    10,727

Balance Sheet Data (as of end of Period):
Total assets........................................ $   845,966  $   825,668  $   818,670  $ 1,554,368  $ 1,543,015
Long-term debt (including current portion).......... $   657,672  $   658,224  $   650,510  $ 1,276,285  $ 1,225,348
Stockholders' equity................................ $    59,846  $    46,865  $    30,659  $   103,094  $   134,768

--------
(1) Net revenue is total revenue net of agency and national representation commissions.
(2) Represents non-cash charges for the employer matching contribution to the defined contribution plan in 1997, 1998, 1999, 2000 and 2001 of shares of Class A Common Stock. In 1999, approximately $18.3 million relates to the extension of the expiration date of stock options granted in 1994 and 1995.
(3) "Broadcast cash flow" is defined, by the Company, as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation, merger related costs and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reimbursement or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(4) "Operating cash flow" is defined, by the Company, as operating income before income taxes and interest expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. Other television broadcasting companies may measure operating cash flow in a different manner. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

   Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 61% of the 2001 annual gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. ("AYI"), a national advertising sales representative, which was merged into the Company in February 1998. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

   The following table sets forth certain operating data for the years ended December 31, 1999, 2000 and 2001:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
                                                     (dollars in thousands)
Operating Income................................. $ 42,683  $ 96,694  $ 63,006
Add:
   Amortization of program license rights........   47,690    57,655    59,523
   Depreciation and amortization.................   47,983    55,232    61,769
   Corporate overhead............................    8,227    12,010     9,934
   Non-cash compensation paid in common stock....   19,102     1,321     1,468
Less:
   Payments for program license liabilities......  (46,678)  (53,623)  (54,433)
                                                  --------  --------  --------
Broadcast Cash Flow.............................. $119,007  $169,289  $141,267
                                                  ========  ========  ========

Critical Accounting Policies

   The Company's discussion and analysis of its financial condition and results of operations is based on the Company's consolidated financial statements prepared in accordance with U.S generally accepted accounting principles. The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect its financial position and results of operations.

   The Company's critical accounting policy with respect to revenue recognition is its determination as to the collectibility of account receivable from advertisers. The nature of the business does not lend itself to a concentration of receivables from individual customers. Experience has been that customer defaults are significantly lower than the Company's accrual of bad debt expense and that the allowance for doubtful accounts has been adequate to cover the likely exposure to such defaults.

   The Company's accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense. Many of the Company's program commitments are for syndicated shows which are produced by syndicators to be aired on a first run basis. Such shows do not generally stay in production if they do not attract a significant audience. If the syndicator cancels a show, the Company's liability for future payments is eliminated. Accordingly, the Company has generally not experienced significant write-downs from programming commitments.

   The Company's critical accounting for the impairment of property, plant and equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At December 31, 2001, the Company had $106.4 million in net property, plant and equipment and $1,218.8 million in broadcast licenses and other intangibles, primarily goodwill and FCC licenses. During 2001, the Company did not record any impairment losses related to property, plant and equipment or broadcast licenses and other intangibles.

Television Revenue

   Set forth below are the principal types of television revenue received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

                                        Year Ended December 31,
                                --------------------------------------  ------------------
                                       1999                2000                2001
                                ------------------  ------------------  ------------------
                                 Amount        %     Amount        %     Amount        %
                                --------     -----  --------     -----  --------     -----
Revenue                                           (dollars in thousands)
 Local......................... $212,558      65.0% $253,727      58.2  $259,204      60.5%
 National......................   93,796      28.7   131,680      30.2   139,888      32.6
 Network compensation..........   12,400       3.8    15,255       3.5    18,921       4.4
 Political.....................    3,411       1.0    28,433       6.5     2,939       0.7
 Production and other..........    5,027       1.5     6,976       1.6     7,771       1.8
                                --------     -----  --------     -----  --------     -----
     Total.....................  327,192     100.0   436,071     100.0   428,723     100.0
Agency and sales representative
  Commissions..................  (46,533)(1) (14.2)  (63,386)(1) (14.5)  (60,550)(1) (14.1)
                                --------     -----  --------     -----  --------     -----
Net Revenue.................... $280,659      85.8% $372,685      85.5%  368,173      85.9%
                                ========     =====  ========     =====  ========     =====

--------
(1) National sales commission paid to AYI eliminated for consolidation purposes were $4.0 million, $5.1 million and $4.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

  Year Ended December 31, 2001 compared to Year Ended December 31, 2000.

   Net revenue for the year ended December 31, 2001 was $368.2 million, a decrease of $4.5 million, or 1.2%, compared to $372.7 million for the year ended December 31, 2000. The economic recession in the United States and the resulting decreased advertising spending in several industries, such as automobile and dot-com, resulted in reductions in the Company's gross local and national revenues of 8.1% and 16.6%, respectively, excluding the disposition of WKBT-TV and acquisition of KRON-TV. Approximately $5.0 million of the decrease in net revenue for the year ended 2001 was attributable to commercial-free news programming after the September 11th terrorist attacks. Political revenue for the year ended December 31, 2001 was $2.9 million, a decrease of $25.5 million. The decrease in political revenue was attributable to 2000 being a national election year with more state and local elections, while 2001 had only limited state and local elections. Network compensation for the year ended December 31, 2001 was $18.9 million, compared to $15.3 million for the year ended December 31, 2000, an increase of $3.6 million, or 23.5%, all of which was attributable to the acquisition of KRON-TV.

   Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2001 were $172.5 million, compared to $149.8 million for the year ended December 31, 2000, an increase of $22.7 million, or 15.2%, with the acquisition of KRON-TV accounting for $21.6 million of such increase.

   Amortization of program license rights for the year ended December 31, 2001 was $59.5 million, compared to $57.7 million for the year ended December 31, 2000, an increase of $1.8 million, or 3.1%, with KRON-TV accounting for $6.0 million of this increase. Approximately $3.5 million of the decrease, net of KRON-TV, was attributable to the reduction in the number of Los Angeles Lakers and Clippers games televised during 2001 compared to 2000.

   Depreciation of property and equipment and amortization of intangible assets was $61.8 million for the year ended December 31, 2001, compared with $55.2 million for the comparable period in 2000, an increase of $6.6 million, or 12%. KRON accounted for $11.6 million of such increase. The decrease, net of KRON-TV, was primarily attributable to equipment and intangibles becoming fully depreciated or amortized at several stations.

   The Company made payments for program license liabilities of $54.4 million during the year ended December 31, 2001, compared to $53.6 million for the year ended December 31, 2000, an increase of $810,000 or 1.5%. KRON accounted for $6.3 million of this increase. The decrease, net of KRON, was primarily attributable to the reduction in the number of Los Angeles Lakers and Clippers games televised during 2001 compared to 2000.

   Corporate overhead for the year ended December 31, 2001 was $9.9 million, compared to $12.0 million for the comparable period in 2000, a decrease of $2.1 million or 17.5%. Approximately $1.9 million of this decrease was attributable to a one-time bonus granted by the Board of Directors to certain members of management upon the close of the KRON-TV acquisition in 2000.

   Non-cash compensation was $1.5 million for the year ended December 31, 2001, compared to $1.3 million for the year ended December 31, 2000, an increase of $148,000.

   Interest expense for the year ended December 31, 2001 was $112.8 million, compared to $95.8 million for the same period in 2000, an increase of $17.0 million, or 17.7%. The increase was primarily attributable to higher debt levels associated with the KRON-TV acquisition.

   The Company recorded $3.8 million of non-cash interest expense for the year ended December 31, 2001, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded for the year ended December 31, 2001 a mark-to-market non-cash change in fair value of approximately $2.3 million for its current outstanding economic hedges (see "Liquidity and Capital Resources").

   The Company recorded an extraordinary loss of $12.4 million in the first quarter of 2001 relating to the redemption of senior subordinated notes and the repayment of a portion of the senior credit facility (see "Liquidity and Capital Resources").

   As a result of the factors discussed above, the net loss for the Company was $63.6 million for the year ended December 31, 2001, compared with net income of $14.0 million for the year ended December 31, 2000, a decrease of $77.6 million.

   Broadcast cash flow for the year ended December 31, 2001 was $141.3 million, compared with $169.3 million for the year ended December 31, 2000, a decrease of $28.0 million, or 16.5%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the year ended December 31, 2001 decreased to 38.4% from 45.4% for the same period in 2000.

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

   Broadcast cash flow for the year ended December 31, 2000 was $169.3 million, compared with $119.0 million for the year ended December 31, 1999, an increase of $50.3 million, or 42.3%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the year ended December 31, 2000 decreased to 45.4% from 42.4% for the same period in 1999.

  Pro Forma

   The following unaudited pro forma information gives effect to the acquisition of KRON-TV and BayTV (including adjustments to amortization of intangible assets, debt financing costs and depreciation of property and equipment) as if it had been effected on January 1, 2000. The year ended December 31, 2001 is the Company's actual results of operations including KRON-TV and BayTV. The pro forma information for the year ended December 31, 2000 does not purport to represent what the Company's results of operations would have been if such transaction had been effected at such date and does not purport to project results of operations of the Company in any future period.

                                                                       Years Ended
                                                                       December 31,
                                                                  ---------------------
                                                                  2000/(1)/     2001
                                                                  ---------   --------
                                                                  Unaudited
                                                                  Pro Forma    Actual
                                                                  ---------   --------
                                                                  (dollars in thousands
Net revenue(2)................................................... $446,734    $368,173
Operating expenses, including selling, general and administrative
  expenses.......................................................  182,177     172,473
Amortization of program license rights...........................   63,187      59,523
Depreciation and amortization....................................   69,913      61,769
Corporate overhead...............................................   12,010       9,934
Non-cash compensation paid in common stock.......................    1,321       1,468
                                                                  --------    --------
Operating income................................................. $118,126    $ 63,006
                                                                  ========    ========
Broadcast cash flow(3)........................................... $205,265    $141,267
Broadcast cash flow margin.......................................     45.9%       38.4%
Operating cash flow(4)........................................... $193,255    $131,333

--------
(1) Pro forma adjustments reflect the amortization of intangible assets associated with the KRON and BayTV acquisition over a 40 year period and increased annual depreciation resulting from the newly acquired property and equipment depreciated over new estimated useful lives. In addition, these adjustments reflect the amortization expense of the new debt financing costs related to the new Senior Credit Facility.
(2) Net revenue is total revenue net of agency and national representation commissions.
(3) "Broadcast cash flow" is defined, by the Company, as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights), non-cash compensation and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(4) "Operating cash flow" is defined, by the Company, as operating income before income taxes and interest income and expense, plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, less payments for program license liabilities. Other television broadcasting companies may measure operating cash flow in a different manner. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

   Cash provided by operations for the year ended December 31, 2001 was $25.0 million as compared to cash provided by operations of $80.8 million in 2000. The weakness in television advertising, caused by the economic recession in the United States, reduced the Company's revenues and operating income, net of the KRON-TV acquisition, resulting in reductions of cash flows from operating activities for the year ended December 31, 2001, as compared to the year ended December 31, 2000. During the fourth quarter of 2000, trade accounts payable balances increased, causing a timing difference and a $12.0 million decrease in trade accounts payable for the year ended December 31, 2001, as compared to 2000. During the first quarter of 2001, the Company paid approximately $17.2 million of interest accrued at December 31, 2000, resulting in a decrease of accrued expenses in 2001 of $16.5 million, as compared to 2000. The reduced revenues resulting from the economic recession in the United States caused the Company's accounts receivable to decrease by $19.6 million for the year ended December 31, 2001, compared to a decrease in accounts receivable of $2.4 million for the year ended December 31, 2000.

   KRON and KCAL together contributed approximately 56.8% of the Company's broadcast cash flow for the year ended December 31, 2001. The Company expects that the performance of KRON will have a larger proportionate impact on its operating results and cash flows following the completion of its sale of KCAL (see "Business--Recent Developments"). Consequently, the Company will be particularly susceptible to economic conditions in the San Francisco advertising market. The general San Francisco market continues to be sharply lower in the first quarter of 2002 as compared to 2001 and the Company is unable to predict with any certainty when the San Francisco market will improve.

   Cash used in investing activities for the years ended December 31, 2001 and 2000 was $14.8 million and $645.1 million, respectively. Investing activities occurring in 2000 but not in 2001 were the purchase of KRON-TV for $650.0 million in cash, net of the $24.0 million in proceeds from the sale of WKBT-TV, both during the first half of 2000. During 2001 and 2000, the Company had been and is continuing to develop significant capital expenditures for building digital transmission facilities as required by Federal Communications Commission regulations. The timing of these projects have been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. During 2001, the Company paid $10.7 million for capital expenditures, including $5.3 million related to the digital conversion. During 2000, the Company paid $17.2 million for capital expenditures, including $7.5 million related to the digital conversion and a new tower at the Company's station in Louisiana for digital transmission. In 2001, the Company made a concerted effort to preserve cash by not replacing equipment unless absolutely necessary, and this practice has continued into 2002. Additionally, deposits for the Company increased $4.0 million for the year ended December 31, 2001, as compared to $1.9 million for the year ended December 31, 2000. Included in the 2001 and 2000 deposits were construction-in-progress balances of $11.6 million and $8.0 million, respectively, which was primarily for the Company's stations' conversion to digital.

   Cash used in financing activities for the year ended December 31, 2001 was $13.9 million compared to cash provided by financing activities for the year ended December 31, 2000 of $567.0 million. On March 1, 2001, the Company completed the sale of the March 2001 Notes (as defined) and received proceeds of $500.0 million principal amount and a premium of approximately $8.4 million (see below). The Company used approximately $254.4 million of the net proceeds from the March 2001 Notes to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining net proceeds, approximately $253.6 million, to repay a portion of its outstanding indebtedness under the Company's senior credit facilities. On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. In the third quarter of 2001, the net proceeds of this offering, $103.5 million, were used by the Company to repay indebtedness outstanding under its senior credit facilities. On December 7, 2001, the Company completed the sale of the Senior Notes (as defined) and received net proceeds of $243.1 million (see below). The Company used the net proceeds from the Senior Notes offering to repay a portion of its outstanding indebtedness under the Company's senior credit facilities, including redemption premiums, and to pay fees related to the Senior Notes. Concurrent with the closing of the Senior Notes, the Company placed $41.4 million in an escrow account, for the benefit of the holders of the Senior Notes, to pay the first four semi-annual interest payments on the Senior Notes. Financing activities for the year ended December 31, 2000 include principal payments under the senior credit facility of $124.3 million. In June 2000, the Company borrowed approximately $708.6 million under its senior credit facility, to purchase KRON-TV, pay down its previous senior credit facility and pay fees relating to the KRON-TV acquisition. In the year ended December 31, 2000, the Company repurchased and retired 881,631 shares of its Class A common stock for $30.0 million.

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

   Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow.

   Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

   The Senior Credit Facility requires the Company to maintain certain financial ratios. In order to allow more long-term financial flexibility and liquidity, on November 21, 2001, the Company effected Amendment No. 4 to its Senior Credit Facility. This amendment increased the index rates ranging, in the case of LIBOR rate loans, from 1.75% based upon a ratio under 5.0:1, to 3.50% based upon a 7.0:1 or greater ratio for the Term A advances and revolver facility; and 3.75% for the Term B advances. Effective with the issuance of the Senior Notes, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2006 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x. Additionally, the Company is required to maintain an operating cash flow to total cash interest expense ratio ranging from 1.20x to 1.40x and is required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods. Pursuant to Amendment No. 4, the revolving credit portion of the loan facility was reduced to $100.0 million.

   The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company's debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding debt in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business.

   On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining net proceeds, approximately $253.6 million to repay a portion of its outstanding indebtedness under the Company's Senior Credit Facility. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes do not contain terms with respect to transfer restrictions.

   On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. The net proceeds of this offering was $103.5 million and all such net proceeds were used by the Company to repay indebtedness outstanding under its Senior Credit Facility.

   On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its outstanding indebtedness under its Senior Credit Facility, including redemption premiums, and to pay fees related to the Senior Notes. On January 31, 2002, the Company filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes for notes of the Company with substantially identical terms of the Senior Notes, except the new notes will not contain terms with respect to transfer restrictions. The registration statement has not been declared effective by the SEC as of March 22, 2002.

   Concurrent with the closing of the Senior Notes, the Senior Notes indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four interest payments on the Senior Notes (the "Escrow Account"). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement, to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years.

   The Company's total debt at December 31, 2001 was approximately $1,225.3 million, consisting of $145.7 million outstanding under the Senior Credit Facility, $825.0 million of Senior Subordinated Notes, $250.0 million of Senior Notes and $4.6 million of capital leases. In addition, at December 31, 2001, the Company had an additional $80.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility.

   On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received will be recognized as an adjustment to interest expense. The new interest swaps are accounted for at market value and are considered economic hedges. The Company received approximately $14.0 million at the inception of the new swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a new swap liability. The Company recorded $3.8 million of non-cash interest expense relating to the amortization of the old swap liability. The new swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap which began on September 4, 2001.

   On June 6, 2000, the Company entered into an interest rate swap agreement for a notional amount of $272.0 million with two commercial banks who are also lenders under the senior credit facilities. The swap's effective date is January 2, 2002 and expires on July 2, 2003. The Company will pay a fixed interest rate of 7.2625% and the Company will receive interest, from the commercial banks, based upon a three month LIBOR rate. The net interest rate differential to be paid or received will be recognized as an adjustment to interest expense. This swap was terminated on June 27, 2001 (see above).

   On July 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $206.0 million with a commercial bank who is also a lender under the senior credit facilities. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company pays a fixed interest rate of 7.0882% and the Company received interest, from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential to be paid or received has been recognized as an adjustment to interest expense. This swap was terminated on June 27, 2001 (see above).

   The amount remaining in other comprehensive income from the terminated swaps will be amortized to earnings over what would have been the life of the swaps.

   It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Senior Credit Facility and the Company's Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the senior credit facilities.

   On November 27, 2001, the holders of a majority in principal amount of the Company's 9% senior subordinated notes due 2006 consented to proposed amendments to the indenture governing the 9% senior subordinated notes. These amendments, among other things, provided the Company with flexibility to incur additional debt, including the Senior Notes. The amendments became effective upon the issuance of the Senior Notes. The Company paid consenting holders $25.00 in cash for each $1,000 principal amount of the 9% senior subordinated notes held by such consenting holders.

Income Taxes

   The Company files a consolidated federal income tax return and such state or local tax returns as are required. As of December 31, 2001, the Company had approximately $303.5 million of net operating loss ("NOL") carryforwards which are subject to annual limitations imposed by Internal Revenue Code Section 382. See Note 9 to Notes to Consolidated Financial Statements.

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

   The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard is expected to result in an increase in net income of approximately $36.5 million per year. The Company expects to complete its review for impairment of goodwill and certain other intangibles under the new standard by the end of the second quarter of 2002. The effect of such review for impairment cannot presently be determined, however, no assurance can be given that an impairment charge upon finalization of the evaluation will not be necessary. If such a charge is required, it will be recorded as a cumulative effect of an accounting change, net of any applicable tax benefits.

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

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"), effective for fiscal years beginning after December 15, 2001. This standard supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supersede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. Other than the accounting impact in connection with the sale of KCAL in 2002, the Company does not expect that the adoption of FAS 144 will have a material impact on their operations or financial position.

   The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

   The Company's senior credit facilities, with approximately $145.7 million outstanding as of December 31, 2001, bears interest at floating rates. Accordingly, the Company is exposed to potential losses related to changes in interest rates.

   The Company's Senior Notes of approximately $250.0 million as of December 31, 2001 have fixed rates of interest of 8 1/2% maturing in 2008.

   The Company's senior subordinated notes of approximately $825.0 million outstanding as of December 31, 2001 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The senior subordinated notes have fixed rates of interest ranging from 8 3/4% to 10% and are ten-year notes, maturing in various years commencing 2006.

   The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company entered into derivative financial instruments in June 2001. These derivative financial instruments are interest rate swap agreements that expire in 2011.

Item 8.  Financial Statements and Supplemental Schedule.

                  Index to Consolidated Financial Statements

                                                                                                Page
                                                                                                ----
Report of Independent Auditors.................................................................  42
Consolidated Balance Sheets as of December 31, 2000 and 2001...................................  43
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.....  44
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and
  2001.........................................................................................  45
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.....  46
Notes to Consolidated Financial Statements.....................................................  47
Schedule II--Valuation and Qualifying Accounts.................................................  64

                        Report of Independent Auditors

Board of Directors and Stockholders
  Young Broadcasting Inc.

   We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 7, 2002

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                           ------------------------------
                                                                                2000              2001
                                                                           --------------    --------------
Assets
Current assets:
   Cash and cash equivalents (Note 2)..................................... $    5,576,009    $    1,936,794
   Trade accounts receivable, less allowance for doubtful accounts of
     $2,628,000 in 2000 and $2,385,000 in 2001............................     97,704,449        78,230,696
   Escrow account--current (Note 6).......................................             --        21,418,943
   Current portion of program license rights (Notes 2 and 4)..............     31,467,537        33,025,269
   Prepaid expenses.......................................................      7,506,103         9,478,196
                                                                           --------------    --------------
       Total current assets...............................................    142,254,098       144,089,898
Property and equipment, less accumulated depreciation and amortization of
  $154,493,991 in 2000 and $178,451,145 in 2001 (Notes 2 and 11)..........    119,483,399       106,398,927
Program license rights, excluding current portion (Notes 2 and 4).........      1,814,832         3,510,817
Escrow account (Note 6)...................................................             --        20,358,775
Deposits and other assets.................................................     30,868,372        28,366,681
Broadcasting licenses and other intangibles, less accumulated amortization
  of $159,850,583 in 2000 and $192,757,215 in 2001 (Note 2)...............  1,252,546,918     1,218,792,889
Deferred charges, less accumulated amortization of $17,019,904 in 2000 and
  $8,054,830 in 2001 (Note 2).............................................      7,400,330        21,497,029
                                                                           --------------    --------------
       Total assets....................................................... $1,554,367,949    $1,543,015,016
                                                                           --------------    --------------
Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable................................................. $   25,868,453    $   20,248,408
   Accrued interest (Notes 6 and 7).......................................     28,562,512        26,525,625
   Accrued expenses.......................................................     14,270,758        13,178,102
   Current installments of program license liability (Notes 2 and 4)......     27,163,243        27,419,801
   Current installments of long-term debt (Note 6)........................     31,000,000         1,269,223
   Current installments of obligations under capital leases (Note 11).....        973,316         1,030,877
                                                                           --------------    --------------
       Total current liabilities..........................................    127,838,282        89,672,036
Program license liability, excluding current installments (Notes 2 and 4).      2,109,357         3,950,954
Long-term debt, excluding current installments (Note 6)...................    674,647,221       144,383,881
Senior notes (Note 6).....................................................             --       250,000,000
Senior Subordinated Notes (Note 7)........................................    565,000,000       825,000,000
Deferred taxes and other liabilities (Note 9).............................     76,073,361        91,575,455
Obligations under capital leases, excluding current installments (Note 11)      4,664,525         3,664,510
                                                                           --------------    --------------
       Total liabilities..................................................  1,450,332,746     1,408,246,836
                                                                           --------------    --------------
Minority interest.........................................................        941,645                --
Stockholders' equity (Note 8):
Class A Common Stock, $.001 par value. Authorized 20,000,000 shares;
  issued and outstanding 14,254,404 shares at 2000 and 17,369,573
  at 2001.................................................................         14,253            17,369
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares;
  issued and outstanding 2,291,786 shares at 2000 and 2,264,716
  at 2001.................................................................          2,292             2,265
Additional paid-in capital................................................    269,301,468       374,892,759
Accumulated other comprehensive loss......................................             --       (10,304,903)
Accumulated deficit.......................................................   (166,224,455)     (229,839,310)
                                                                           --------------    --------------
       Total stockholders' equity.........................................    103,093,558       134,768,180
                                                                           --------------    --------------
       Total liabilities and stockholders' equity......................... $1,554,367,949    $1,543,015,016
                                                                           ==============    ==============

           See accompanying notes to consolidated financial statements

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                              -----------------------------------------
                                                                  1999          200           2001
                                                              ------------  ------------  -------------
Net operating revenue........................................ $280,658,940  $372,684,900  $ 368,172,958
                                                              ------------  ------------  -------------
Operating expenses...........................................   64,843,194    84,787,322     98,135,325
Amortization of program license rights.......................   47,689,774    57,655,218     59,523,235
Selling, general and administrative expenses.................   50,131,239    64,985,471     74,337,465
Depreciation and amortization................................   47,983,723    55,231,764     61,768,744
Corporate overhead...........................................    8,226,577    12,009,885      9,934,111
Non-cash compensation (Notes 9 and 11).......................   19,101,560     1,321,031      1,468,532
                                                              ------------  ------------  -------------
Operating income.............................................   42,682,873    96,694,209     63,005,546
                                                              ------------  ------------  -------------
Interest expense, net........................................  (62,980,836)  (95,842,753)  (112,753,609)
Interest expense, non-cash...................................           --            --     (3,773,422)
Gain on sale of station......................................           --    15,650,704             --
Non-cash change in fair value swap...........................           --            --      2,295,495
Other (expenses) income, net.................................   (1,244,112)   (1,012,776)        47,685
                                                              ------------  ------------  -------------
                                                               (64,224,948)  (81,204,825)  (114,183,851)
                                                              ------------  ------------  -------------
Net (loss) income before provision for income taxes..........  (21,542,075)   15,489,384    (51,178,305)
Provision for income taxes...................................           --     1,500,000             --
                                                              ------------  ------------  -------------
Net (loss) income before extraordinary item.................. $(21,542,075) $ 13,989,384    (51,178,305)
                                                              ------------  ------------  -------------
Extraordinary loss on extinguishment of debt.................           --            --    (12,436,550)
                                                              ------------  ------------  -------------
Net (loss) income............................................ $(21,542,075) $ 13,989,384  $ (63,614,855)
                                                              ============  ============  =============
Net (loss) income before extraordinary item per common share:
   Basic..................................................... $      (1.59) $       0.92  $       (2.81)
                                                              ============  ============  =============
   Diluted................................................... $      (1.59) $       0.85  $       (2.81)
                                                              ============  ============  =============
Net (loss) income per common share:
   Basic..................................................... $      (1.59) $       0.92  $       (3.50)
                                                              ============  ============  =============
   Diluted................................................... $      (1.59) $       0.85  $       (3.50)
                                                              ============  ============  =============
Weighted average shares:
   Basic.....................................................   13,588,108    15,157,243     18,185,945
   Diluted...................................................   13,588,108    16,440,505     18,185,945
                                                              ============  ============  =============

          See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                                ------------------
                                                                     Additional                    Accumulated        Total
                                                                       Paid-In     Accumulated    Comprehensive   Stockholders'
                                                 Class A   Class B     Capital       Deficit          Loss           Equity
                                                --------  --------  ------------  -------------  --------------  --------------
Balance at January 1, 1999..................... $ 11,402  $  2,408  $205,523,080  $(158,671,764)                 $   46,865,126
   Contribution of shares into Company's
     defined contribution plan.................       21        --       854,205             --                         854,226
   Conversion of Class B Common Stock to Class
     A Common Stock............................       57       (57)           --             --                              --
   Exercise of stock options...................       12        --       223,000             --                         223,012
   Repurchase and retirement of Class A Common
     Stock.....................................     (349)       --   (14,031,241)            --                     (14,031,590)
   Non-cash compensation.......................       --        --    18,290,583             --                      18,290,583
   Net loss for 1999...........................       --        --            --    (21,542,075)                    (21,542,075)
                                                --------  --------  ------------  -------------  --------------  --------------
Balance at December 31, 1999................... $ 11,143  $  2,351  $210,859,627  $(180,213,839)                 $   30,659,282
   Contribution of shares into Company's
     defined contribution plan.................       44        --     1,217,529             --                       1,217,573
   Conversion of Class B Common Stock to Class
     A Common Stock............................       59       (59)           --             --                              --
   Exercise of stock options...................        7        --       211,668             --                         211,675
   Repurchase and retirement of Class A Common
     Stock.....................................     (889)       --   (29,995,098)            --                     (29,995,987)
   Issuance of Class A Common Stock............    3,889        --    87,007,742             --                      87,011,631
   Net income for 2000.........................       --        --            --     13,989,384                      13,989,384
                                                --------  --------  ------------  -------------  --------------  --------------
Balance at December 31, 2000................... $ 14,253  $  2,292  $269,301,468  $(166,224,455)                 $  103,093,558
   Contribution of shares into Company's
     defined contribution plan.................       61               1,521,874                                      1,521,935
   Conversion of Class B Common Stock to Class
     A Common Stock............................       27       (27)
   Exercise of stock options...................       28                 572,417                                        572,445
   Issuance of Class A Common Stock............    3,000             103,497,000                                    103,500,000
   Net loss for 2001...........................                                     (63,614,855)                    (63,614,855)
Comprehensive Loss*............................
   Cumulative effect of change in accounting
     for cash flow hedge.......................                                                      (6,816,890)     (6,816,890)
   Net change associated with current period
     hedging transactions......................                                                      (6,265,478)     (6,265,478)
   Net amount of reclassification to earnings..                                                       2,777,465       2,777,465
                                                --------  --------  ------------  -------------  --------------  --------------
Balance at December 31, 2001................... $ 17,369  $  2,265  $374,892,759  $(229,839,310) $  (10,304,903) $  134,768,180
                                                ========  ========  ============  =============  ==============  ==============

--------
* Total Comprehensive Loss for 2001 $73,919,758

          See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                             ------------------------------------------
                                                                                 1999          2000           2001
                                                                             ------------  -------------  -------------
Operating activities
Net (loss) income........................................................... $(21,542,075) $  13,989,384  $ (63,614,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of property and equipment.................   23,985,741     22,718,918     25,262,790
    Amortization of program license rights..................................   47,689,774     57,655,218     59,523,235
    Amortization of broadcasting licenses, other intangibles and deferred
     charges................................................................   23,997,982     32,512,846     36,505,954
    Non-cash compensation paid in Common Stock..............................   19,101,560      1,321,031      1,468,532
    Non-cash interest expense on outstanding indebtedness...................       85,829             --      3,773,422
    Non-cash change in fair value swap......................................           --             --     (6,184,294)
    Loss on disposal of fixed assets........................................      167,480        174,944        713,421
    Extraordinary loss on extinguishment of debt............................           --             --     12,436,550
    Gain on sale of WKBT-TV.................................................           --    (15,650,704)            --
    Payments on programming license liabilities.............................  (46,678,348)   (53,622,716)   (54,432,840)
    (Increase) decrease in trade accounts receivable........................  (10,891,837)     2,429,748     19,554,386
    Increase in prepaid expenses............................................   (3,715,479)    (1,219,271)    (1,972,093)
    Increase (decrease) in trade accounts payable...........................    4,575,414      4,767,416     (7,272,605)
    (Decrease) increase in accrued expenses and other liabilities...........     (378,071)    15,685,541       (779,225)
                                                                             ------------  -------------  -------------
Net cash provided by operating activities...................................   36,397,970     80,762,355     24,982,378
                                                                             ------------  -------------  -------------
Investing activities
Purchase of KRON-TV.........................................................           --   (650,000,000)            --
Capital expenditures........................................................   (9,359,911)   (17,213,004)   (10,726,991)
Proceeds from sale of WKBT-TV...............................................           --     23,983,758             --
Decrease (increase) in deposits and other assets............................    1,625,139     (1,885,777)    (4,041,326)
Increase in broadcast licenses and other intangibles........................     (152,419)            --             --
                                                                             ------------  -------------  -------------
Net cash used in investing activities.......................................   (7,887,191)  (645,115,023)   (14,768,317)
                                                                             ------------  -------------  -------------
Financing activities
Borrowings from working capital facility....................................    6,327,000      3,910,000     92,232,778
Principal payments on long-term debt........................................  (12,327,000)  (124,267,000)  (652,226,895)
Borrowings from new credit facility.........................................           --    747,004,221             --
Deferred acquisition costs..................................................     (552,705)   (13,528,539)            --
Debt refinancing costs......................................................           --    (15,486,111)   (18,912,138)
Repurchase of Senior Subordinated Notes.....................................   (5,000,000)            --   (254,445,131)
Repurchase of Class A and Class C common stock..............................  (14,031,590)   (29,995,987)            --
Proceeds from issuance of Senior Notes......................................           --             --    250,000,000
Escrow account..............................................................           --             --    (41,777,718)
Proceeds from issuance of common stock......................................           --             --    103,500,000
Proceeds from issuance of subordinated debt.................................           --             --    508,411,991
Proceeds from exercise of options...........................................      223,012        211,675        572,445
Principal payments under capital lease obligations..........................     (860,650)      (871,726)    (1,208,608)
                                                                             ------------  -------------  -------------
Net (cash used) provided by financing activities............................  (26,221,933)   566,976,533    (13,853,276)
                                                                             ------------  -------------  -------------
Net increase (decrease) in cash.............................................    2,288,846      2,623,865     (3,639,215)
Cash and cash equivalents at beginning of year..............................      663,298      2,952,144      5,576,009
                                                                             ------------  -------------  -------------
Cash and cash equivalents at end of year.................................... $  2,952,144  $   5,576,009  $   1,936,794
                                                                             ============  =============  =============
Supplemental disclosure of cash flow information
Interest paid............................................................... $ 62,723,887  $  79,976,229  $ 116,969,414
                                                                             ============  =============  =============
Income taxes paid...........................................................           --  $   1,125,000  $          --
                                                                             ============  =============  =============
Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV..................           --  $  87,011,631  $          --
                                                                             ============  =============  =============

          See accompanying notes to consolidated financial statements.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations of the Company

   The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of ten network affiliated stations (six with ABC, three with CBS, and one with NBC), and two independent commercial television broadcasting station in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include the Company's wholly-owned national television sales representation firm.

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

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease, less accumulated depreciation. Major renewals and improvements are capitalized to the property and equipment accounts. Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

                                                                 Estimated
    Classification                                              Useful Lives
    --------------                                              ------------
    Land improvements..........................................  5-19 years
    Buildings and building improvements........................  5-40 years
    Broadcast equipment........................................  3-10 years
    Office furniture, fixtures and other equipment.............   5-8 years
    Vehicles...................................................   3-5 years

   Property and equipment at December 31, 2000 and 2001 consist of the following:

                                                             2000     2001
                                                           -------- --------
                                                            (in thousands)
    Land and land improvements............................ $  9,138 $  9,434
    Buildings and building improvements...................   47,298   46,813
    Broadcast equipment...................................  202,139  207,260
    Office furniture, fixtures and other equipment........    9,132   14,111
    Vehicles..............................................    6,270    7,232
                                                           -------- --------
                                                            273,977  284,850
    Less accumulated depreciation and amortization........  154,494  178,451
                                                           -------- --------
                                                           $119,483 $106,399
                                                           ======== ========

Deposits and Other Assets

   Deposits and other assets included approximately $11.6 million of construction-in-progress at December 31, 2001, a portion of which is related to digital equipment projects, that will be reclassified to property, plant and equipment, and will begin depreciation upon the completion of the projects.

Broadcasting Licenses and Other Intangibles

   Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals. Intangible assets are amortized on a straight-line basis over varying periods, not exceeding 40 years. It is the Company's policy to account for broadcasting licenses and other intangibles at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of broadcasting licenses and other intangibles of the Company and its subsidiaries, management assesses the carrying value of the broadcasting licenses and other intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that the broadcasting licenses and other intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of the broadcasting licenses and other intangibles would be reduced to estimated fair value (see Impact of Recently Issued Accounting Standards).

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

Deferred Charges

   Deferred charges incurred during 2000 consisted of debt issuance costs of approximately $15.5 million incurred in connection with the Company's new senior credit facility entered into on June 26, 2000 (see Note 6), and acquisition costs of approximately $13.5 million associated with the acquisition of KRON-TV and BayTV on June 26, 2000(see Note 3).

   Deferred charges incurred during 2001 consisted primarily of debt issuance costs incurred in connection with the Company's 10% Senior Subordinated Notes issued on March 1, 2001 (see note 7), 8 1/2% Senior Notes issued November 7, 2001 (see note 6) and an amendment to its Senior Credit Facility (see note 6). As a result of the issuance of the 10% Senior Subordinated Notes, approximately $12.4 million of net deferred charge incurred in 1994 and 1995 relating to the 11 3/4% Senior Subordinated Notes and the 10 1/8% Senior Subordinated Notes were expensed in 2001 and included as part of the extraordinary item in the accompanying statements of operations (see note 5).

Revenue

   The Company's primary source of revenue is derived from the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

Barter Arrangements

   The Company, in the ordinary course of business, provides advertising air time to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment amounted to approximately $228,000, $851,000 and $945,000 in 1999, 2000 and 2001, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2000 and 2001, of $1.3 million and $2.1 million, respectively.

Income Taxes

   The Company and its subsidiaries file a consolidated federal income tax return and separate state tax returns. In addition, partnership returns are filed for its three partnerships. Since the partners are all participants in the consolidation, all partner-ship income or losses are ultimately included in the consolidated federal income tax return. The future utilization of a significant portion of the Company's net operating losses for federal income tax purposes is subject to an annual limitation (see Note 9).

Accounting Change--Derivative Financial Instruments

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

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of December 31, 2001, the Company has two interest rate swaps that serve as economic hedges of its fixed rate debt.

   The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated and meets all the criteria for a fair value hedge are recorded in earnings as there are changes in the fair value of the hedged item attributable to the risk being hedged. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges that are designated as hedging instruments, are recognized in earnings in the current period. For the year ended December 31, 2001, the Company recorded a mark-to-market non-cash change in fair value of approximately $95,000 for its current outstanding economic hedges.

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

   The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard is expected to result in an increase in net income of approximately $36.5 million. The Company expects to complete its review for impairment of goodwill and certain other intangibles under the new standard by the end of the second quarter of 2002. The effect of such review for impairment cannot presently be determined, however, no assurance can be given that an impairment charge upon finalization of the evaluation will not be necessary. If such a charge is required, it will be recorded as a cumulative effect of an accounting change, net of any applicable tax benefit.

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

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("FAS 144"), effective for fiscal years beginning after December 15, 2001. This standard supersedes Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supersede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. Other than the accounting impact in connection with the sale of KCAL expected in 2002, the Company does not expect that the adoption of FAS 144 will have a material impact on their operations or financial position.

   The Company will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Reclassifications

   Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

3.  Acquisition and Sale of Stations

   On June 26, 2000, the Company acquired KRON-TV ("KRON") and a 51% interest in the San Francisco cable channel BayTV ("BayTV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650.0 million in cash plus up to approximately 3.9 million shares of the Company's Class A Common Stock, subject to adjustment. This acquisition was accounted for under the purchase method of accounting. Net tangible and intangible assets amounted to approximately $61.8 million and $677.3 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives, not to exceed 40 years. The operating results of KRON-TV and BayTV are included in the Company's consolidated results of operations from the date of acquisition.

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

   The following unaudited pro forma information gives effect to the acquisition of KRON and BayTV as if it had been effected on January 1, 2000. The pro forma information for the year ended December 31, 2000 does not purport to represent what the Company's results of operation would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.



                                         Pro Forma                    Actual
                                     December 31, 2000           December 31, 2001
                                     -----------------           -----------------
                                     (dollars in thousands, except per share data)
       Net operating revenue........     $446,734                    $368,173
       Operating income.............     $118,126                    $ 63,006
       Net income (loss)............     $  5,775                    $(63,615)
       Basic income (loss) per
         common share...............     $   0.34                    $  (3.50)

4.  Program License Rights and Liability

   The Company entered into agreements for program license rights which became available in 2000 and 2001 of approximately $59.8 million and $62.1 million, respectively.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   On June 16, 1998, the Company entered into a long-term agreement with the Los Angeles Lakers ("Lakers") with broadcast rights through the 2004/2005 season. Under the terms of the seven-year deal, KCAL-TV, Los Angeles, California, a wholly-owned subsidiary of the Company, will broadcast 41 Lakers pre-season and regular season away games annually. Additionally, KCAL-TV obtained the broadcast rights to all post-season away games not subject to NBA/network commitments. KCAL-TV also obtained the exclusive sales rights and control over broadcast, production and inventory activities. The Company paid an initial rights fee of $30.0 million on August 14, 1998, which was recorded as a deposit in the accompanying consolidated financial statements. The Company will pay an additional $18.0 million per season. In the event that all 41 games are not made available to KCAL-TV or are canceled, the Company will receive a per game credit.

   The unpaid program license liability, which is reflected in the December 31, 2001 balance sheet, is payable during each of the years subsequent to 2001 as follows: $27.4 million in 2002; $3.5 million in 2003; $333,000 in 2004;
$136,000 in 2005; and $21,000 thereafter.

   The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $64.7 million at December 31, 2001.

5.  Extraordinary Item

   Deferred financing costs, arising from the issuance of its 11 3/4% Senior Subordinated Notes Offering in 1994 and its 10 1/8% Senior Subordinated Notes Offering in 1995, with a net carrying value of $12.4 million were charged to 2001 earnings as an extraordinary item in connection with the Company's redemption of these notes in the first quarter of 2001. (see Note 7).

6.  Long -Term Debt

   Long-term debt (excluding Senior Subordinated Notes) at December 31, 2000 and 2001 consisted of the following:

                                                          2000        2001
                                                        --------    --------
                                                       (dollars in thousands)
     Senior Credit Facility........................... $705,647     $145,653
     8 1/2% Senior Notes due 2008.....................       --      250,000
     Less:
        Scheduled current maturities..................  (31,000)      (1,269)
                                                        --------    --------
     Long-term debt excluding all current installments  674,647      394,384
                                                        ========    ========

   On June 26, 2000, the Company entered into a new senior credit facility which provides for borrowings up to an aggregate of $600.0 million (the "New Senior Credit Facility") in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility." The Company borrowed $708.6 million under the Senior Credit Facility to finance the cash portion of the KRON-TV acquisition, pay-down $41.1 million outstanding under the existing senior credit facility, including interest, and pay closing costs relating to both.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. However, the Company is permitted to purchase up to $30.0 million of its shares of common stock, subject to the limitations set forth in the Senior Credit Facility and in the indentures to its senior subordinated debt. In addition, the Company may utilize the undrawn amounts under the revolving portion of the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures. In 2000, the Company repurchased 888,631 shares of Class A Common Stock for $30.0 million.

   At December 31, 2001, the Company had outstanding borrowings of $145.7 million under the Senior Credit Facility, which approximates its fair value as its interest rate floats with market conditions. The Company pays an annual commitment fee of 0.50% of the unused commitment. In addition, at December 31, 2001, the Company had an additional $80.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility.

   Long-term debt repayments are due as follows (in millions):


                                             Senior      Senior
                                         Credit Facility Notes
                                         --------------- ------
                 Year ended December 31:
                  2002..................     $  1.3      $   --
                  2003..................        1.3          --
                  2004..................        1.3          --
                  2005..................        1.3          --
                  2006..................      140.5          --
                  Thereafter............         --       250.0
                                             ------      ------
                                             $145.7      $250.0
                                             ======      ======

   The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow. At December 31, 2001, the effective interest rate for amounts outstanding under the Senior Credit Facility was 7.49%.

   Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

   The senior credit facilities require the Company to maintain certain financial ratios. In order to allow more long-term financial flexibility and liquidity, on November 21, 2001, the Company effected Amendment No. 4 to its senior credit facilities. This amendment increased the index rates ranging, in the case of LIBOR rate loans, from 1.75% based upon a ratio under 5.0:1, to 3.50% based upon a 7.0:1 or greater ratio for the Term A advances and revolver facility; and 3.75% for the Term B advances. Effective with the issuance of the Senior Notes, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is also required to maintain until December 31, 2006, a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x. Additionally, the Company is required to maintain an operating cash flow to total cash interest expense ratio ranging from 1.20x to 1.40x and is also required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

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

   On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received will be recognized as an adjustment to interest expense. The new interest swaps are accounted for at market value and are considered economic hedges. The Company received approximately $14.0 million at the inception of the new swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a new swap liability. The Company recorded $3.8 million of non-cash interest expense relating to the amortization of the old swap liability. The new swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap which began on September 4, 2001.

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

   On July 3, 2000, the Company entered into an interest rate swap agreement for a notional amount of $206.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap's effective date was July 3, 2000 and expires on January 3, 2002. The Company paid a fixed interest rate of 7.0882% and the Company received interest from the commercial bank, based upon a six month LIBOR rate. The net interest rate differential paid was recognized as an adjustment to interest expense and amounted to $128,000 for the year ended December 31, 2000. The fair market value of the interest rate swap as of December 31, 2000 was a liability of $2.7 million. This swap was terminated on January 27, 2001 (see above).

   On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its outstanding indebtedness under its Senior Credit Facility, including redemption premiums and to pay fees related to the Senior Notes. On January 31, 2002, the Company filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes for notes of the Company with substantially identical terms of the Senior Notes, except the new notes will not contain terms with respect to transfer restrictions. The registration statement has not been declared effective by the SEC as of March 22, 2002.

   Concurrent with the closing of the Senior Notes, the indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four semi-annual interest payments on the Senior Notes (the "Escrow Account"). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of an premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years.

7.  Senior Subordinated Notes

   Senior Subordinated Notes at December 31, 2000 and 2001 consisted of the following:

                                                 2000        2001
                                               --------    --------
                                              (dollars in thousands)
            11.75% Senior Subordinated Notes. $120,000
            10.125% Senior Subordinated Notes  120,000
            9% Senior Subordinated Notes.....  125,000     125,000
            8.75% Senior Subordinated Notes..  200,000     200,000
            10% Senior Subordinated Notes....              500,000
                                               --------    --------
            Senior Subordinated Notes........ $565,000    $825,000
                                               ========    ========

   On November 14, 1994, the Company issued 11 3/4% Senior Subordinated Notes due 2004 with an aggregate principal amount of $120.0 million (the "November 1994 Notes"). Interest on the November 1994 Notes is payable semi-annually on May 15 and November 15. The November 1994 Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 1999, at the redemption prices set forth in the Senior Subordinated Note Indenture ("Indenture") pursuant to which the November 1994 Notes were issued, plus accrued interest to the date of redemption. On March 30, 2001, the Company redeemed the November 1994 Notes in full (see below).

   On June 12, 1995, the Company issued 10 1/8% Senior Subordinated Notes due 2005 with an aggregate principal amount of $125.0 million (the "June 1995 Notes"). Interest on the June 1995 Notes is payable semi-annually on February 15 and August 15. The June 1995 Notes are redeemable, in whole or in part, at the option of the Company on or after February 15, 2000, at the redemption prices set forth in the Indenture pursuant to which the June 1995 Notes were issued, plus accrued interest to the date of redemption. On August 17, 1999, the Company purchased $5 million of outstanding 10 1/8% Senior Subordinated Notes through JP Morgan Securities at 103 3/8 or $5.2 million. On March 30, 2001, the Company redeemed the June 1995 Notes in full (see below).

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

   On November 27, 2001, the holders of a majority in principal amount of the January 1996 Notes consented to proposed amendments to the indenture governing the 9% senior subordinated notes. These amendments, among other things, provided the Company with flexibility to incur additional debt, including the Senior Notes. The amendments became effective upon the issuance of the Senior Notes. The Company paid consenting holders $25.00 in cash for each $1,000 principal amount of the 9% senior subordinated notes held by such consenting holders.

   On June 23, 1997, the Company issued 8 3/4% Senior subordinated Notes due 2007 with an aggregate principal amount of $200.0 million (the "June 1997 Notes"). Interest on the June 1997 Notes is payable semi-annually on June 15 and December 15. The June 1997 Notes are redeemable, in whole or in part, at the option of

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES the Company on or after June 15, 2002, at the redemption prices set forth in the Indenture, pursuant to which the June 1997 Notes were issued, plus accrued interest to the date of redemption.

   On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining proceeds, approximately $253.6 million to repay a portion of its outstanding indebtedness under the Company's Senior Credit Facility. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes do not contain terms with respect to transfer restrictions.

   The Company's January 1996 Notes, June 1997 Notes and March 2001 Notes (collectively the "Notes") are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis by all of the Company's subsidiaries.

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

   At December 31, 2001, the January 1996 Notes, the June 1997 Notes and the March 2001 Notes were trading in the public market with ask prices of 93.0,
90.0 and 94.75, respectively.

8.  Stockholders' Equity

Common Stock

   The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C which are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2001, there were no holders of Class C Common Stock outstanding.

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

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

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

   The Company regularly contributed Class A Common Stock into its defined contribution plan (see Note 10) for the years ended 1999, 2000 and 2001.

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

   The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 3,300,000. As of December 31, 2001, non-qualified and incentive stock options for an aggregate of 3,182,692 shares at various prices from $14.72 to $61.20 have been granted to various individuals, including various executive officers. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

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

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

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

   Under the 1995 Stock Option Plan for the year ended December 31, 2001, independent directors, officers and employees were not granted options to purchase the Company's stock at less than the fair market value on the date of the option grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, ("SFAS No. 123") "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:

                                                          1999            2000           2001
                                                        --------         -------       --------
-                                                    (dollars in thousands, except per share data)
Net income (loss)--as reported...................... $(21,542)        $13,989       $(63,615)
Net income (loss)--pro forma........................ $(23,892)        $11,964       $(66,945)
Net income (loss) per basic common share-as reported $  (1.59)        $  0.92       $  (3.50)
Net income (loss) per basic common share-pro
  forma............................................. $  (1.76)        $  0.79       $  (3.68)

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                    Expected dividend yield........       0%
                    Expected stock price volatility      25%
                    Risk-free interest rate:
                     1999..........................    6.66%
                     2000..........................    4.93%
                     2001..........................    4.65%
                    Expected life of options....... 5 years

   The weighted average fair value of options granted during 1999, 2000 and 2001 was $17.19, $6.95 and $7.60 respectively.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   Changes during 1999, 2000 and 2001 in stock options are summarized below:

                                         Stock Options Weighted Average
                                          Outstanding   Exercise Price
                                         ------------- ----------------
        Outstanding at January 1, 1999..   1,464,370        $28.25
           Granted......................     405,500         25.18
           Exercised....................     (10,987)        20.29
           Forfeited....................        (530)        41.71
                                           ---------        ------
        Outstanding at December 31, 1999   1,858,353        $27.59
           Granted......................     580,050         20.99
           Exercised....................      (5,950)        30.46
                                           ---------        ------
        Outstanding at December 31, 2000   2,432,453        $26.01
           Granted......................   1,466,200         24.82
           Exercised....................     (27,550)        20.78
           Forfeited....................     (22,200)        26.14
                                           ---------        ------
        Outstanding at December 31, 2001   3,848,903        $25.60
                                           =========

   Options for 1,200,633 shares, 1,597,551 shares, and 2,017,655 shares were exercisable at December 31, 1999, 2000 and 2001, respectively.

                         Options Outstanding            Options Exercisable
                 ------------------------------------ ------------------------
                                 Weighted
                     Number       Average   Weighted      Number     Weighted
                 Outstanding at  Remaining   Average  Exercisable at  Average
    Range of      December 31,  Contractual Exercise   December 31,  Exercise
 Exercise Prices      2001         Life       Price        2001        Price
 --------------- -------------- ----------- --------- -------------- ---------
 $14.72-$22.48..      1,869,314     8.6         18.21        815,629     19.38
 $24.50-$26.95..        405,300     6.7         24.66        288,150     24.68
 $28.00-$33.83..        511,150     5.0         30.74        511,150     30.74
 $34.00-$39.875.        941,147     8.3         35.47        300,904     36.24
 $43.50-$61.20..        121,992     6.3         44.25         89,322     44.52
                 -------------- ----------- --------- -------------- ---------
                      3,848,903     7.5     $   25.60      2,005,155 $   26.69
                 ============== =========== ========= ============== =========

   Included in the 2001 granted options, were 538,711 non-qualified options granted at an exercise price of $15.08 that are conditioned based on stockholder approval at the 2002 annual meeting of stockholders. In addition, included in the outstanding options as of December 31, 2001, there were 127,500 non-qualified options with an exercise price of $22.06 that were granted outside of the 1995 Stock Option Plan.

   At December 31, 2001, the Company has reserved 95,692 shares of its Class A Common Stock and 3,087,000 shares of Class B Common Stock in connection with stock options.

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

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

9.   Income Taxes

   For the year ended December 31, 2001, the Company did not record a provision/benefit for income taxes since the Company generated losses during such period. For the year ended December 31, 2000, the Company recorded a tax provision of $1.5 million relating to the sale of WKBT-TV.

   At December 31, 2001, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $303.5 million expiring at various dates through 2021. The availability of NOL carryforwards to offset future income is subject to annual limitations imposed by Internal Revenue Code
Section 382 as a result of successive ownership changes. To the extent that an annual NOL limitation is not used, it carries and accumulates forward to future years.

   Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                                2000          2001
                                                            ------------  ------------
Deferred Tax Assets:
Stock Option Compensation Accrued.......................... $  7,207,127  $  7,032,890
Accounts Receivable........................................      673,950       751,047
Hedging Gain/Loss..........................................           --     4,121,961
Other......................................................      367,327       627,005
Net Operating Loss Carryforwards...........................   86,204,005   121,396,267
Less: Valuation Allowance for Deferred Tax Assets..........  (53,490,449)  (83,271,857)
                                                            ------------  ------------
   Total Deferred Tax Assets...............................   40,961,960    50,657,313
                                                            ------------  ------------
Deferred Tax Liabilities:
Fixed Assets...............................................   (2,109,435)   (2,252,092)
Intangibles................................................   74,472,087    83,496,269
Deferred Gain of Interest Rate Swaps.......................           --       813,828
Other......................................................       49,581        49,581
                                                            ------------  ------------
   Total Deferred Tax Liabilities..........................   72,412,233    82,107,586
                                                            ------------  ------------
Net Deferred Tax Asset/(Liability)......................... $(31,450,273) $(31,450,273)
                                                            ============  ============

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

   For the years ended December 31, 1999, 2000 and 2001, the Company paid and accrued matching contributions (21,545; 50,764 and 60,549 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to $811,000, $1,321,000 and $1,469,000 respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2001 were made on January 22, 2002.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   In addition to the Matching Plan, the Company assumed a defined benefit pension plan from the acquisition of KRON in the year 2000. The Company's defined benefit pension plan covers the IBEW Local 45 employees. Components of the net periodic benefit plan were as follows:

                                                       2001
                                                    ---------
                 Estimated return of plan assets... $ 684,372
                 Service cost......................  (281,004)
                 Interest cost.....................  (527,041)
                 Net amortization and deferral.....    (5,267)
                                                    ---------
                 Net periodic benefit (cost)....... $(128,940)
                                                    ---------

   As of December 31, 2001, the status of the Company's defined benefit pension plan was as follows:

                                                                        2001
                                                                    -----------
Projected benefit obligation, beginning of year....................  $6,699,620
Service cost.......................................................     281,004
Interest cost......................................................     684,372
Actuarial loss (gain)..............................................     472,637
Benefits paid......................................................    (249,410)
                                                                    -----------
Projected benefit obligation, end of year.......................... $ 7,888,223
                                                                    -----------
Fair value of plan assets, beginning of year.......................   7,500,445
Actual return of plan assets.......................................    (202,443)
Employer contributions.............................................          --
Benefits paid......................................................    (249,410)
                                                                    -----------
Fair value of plan assets, end of year............................. $ 7,048,592
                                                                    -----------
Fair value of plan assets in excess (unfunded) of projected benefit obligation....................................................... $  (839,631)
Unrecognized net (gain) loss.......................................     737,419
Unrecognized prior service cost/other..............................     755,224
Unrecognized transition obligation (asset).........................    (108,756)
                                                                    -----------
Prepaid pension cost............................................... $   544,256
                                                                    -----------
Accumulated benefit obligation..................................... $ 7,050,128
Fair value of plan assets..........................................  (7,048,592)
Prepaid pension cost...............................................     544,256
Intangible asset...................................................    (545,792)
                                                                    -----------
Reduction of stockholder equity.................................... $        --
                                                                    ===========
Weighted average discount rate.....................................        7.25%
Expected return on plan assets.....................................        8.50%
Rate of compensation increase......................................        3.50%


11.  Commitments and Contingencies

   The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 2000 and 2001, the net amount of property and equipment recorded under capital leases was $5.0 million and $4.1 million, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

   The Company also has certain non-cancelable operating losses, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

   Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2001 are as follows:

                                            Capital     Operating
                                            Leases       Leases
                                           -------      ---------
                                           (dollars in thousands)
                  Year ending December 31:
                    2002.................. $1,031        $ 3,678
                    2003..................  1,162          3,612
                    2004..................  1,868          3,635
                    2005..................    623          1,867
                    2006..................     11          1,867
                  Thereafter..............      0          3,551
                                           ------        -------
                  Total minimum lease
                    payments.............. $4,695        $18,210
                                           ======        =======

   Rental expense charged to continuing operations under operating losses for the years ended December 31, 1999, 2000 and 2001 was approximately $3.7 million, $4.5 million and $3.8 million, respectively.

12.  Quarterly Financial Data (Unaudited)

   The following summarizes the Company's results of operations for each quarter of 2001 and 2000 (in thousands, except per share amounts). The income
(loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

                                First         Second      Third     Fourth
                               Quarter        Quarter    Quarter    Quarter
                              --------        --------   --------   --------
                             (dollars in thousands, except per share amounts)
      2001
      Net revenue........... $ 92,652        $100,206   $ 79,117   $ 96,198
      Operating income......   11,807          26,361      8,338     16,500
      Net income (loss).....  (32,222)         (3,778)   (13,435)   (14,180)
      Net income (loss)
        per common share:
           Basic............ $  (1.94)       $  (0.22)  $  (0.69)  $  (0.72)
           Diluted.......... $  (1.94)       $  (0.22)  $  (0.69)  $  (0.72)
      2000
      Net revenue........... $ 72,164        $ 74,927   $102,033   $123,561
      Operating income
        (loss)..............   11,666          17,028     30,750     37,250
      Net (loss) income.....    9,885             734     (1,630)     5,000
      Net (loss) income
        per common share:
           Basic............ $   0.73        $   0.05   $  (0.10)  $   0.30
           Diluted.......... $   0.71        $   0.05   $  (0.10)  $   0.28

                   YOUNG BROADCASTING INC. AND SUBSIDIARIES

13.  Subsequent Event

   On February 12, 2002, the Company agreed to sell the assets of KCAL-TV in Los Angeles to CBS Broadcasting Inc. in an all cash transaction valued at $650 million. This transaction is expected to close in mid-year 2002, and is subject to Federal Communications Commission review.

                                  SCHEDULE II

                            YOUNG BROADCASTING INC.

                       VALUATION AND QUALIFYING ACCOUNTS

            Column A                    Column B          Column C           Column D     Column E
            --------                  ------------ --------------------    ------------- ----------
                                                          Additions
                                                   --------------------
                                       Balance at  Charged to Charged to                 Balance at
                                      Beginning of Costs and    Other                      Endof
           Description                   Period     Expenses   Accounts    Deductions(2)   Period
           -----------                ------------ ---------- ----------   ------------- ----------
Year ended December 31, 1999:
  Deducted from asset accounts:
   Allowance for doubtful accounts...  $2,012,000   377,000          --       628,000    $1,761,000
Year ended December 31, 2000
  Deducted from asset accounts:
   Allowance for doubtful accounts...  $1,761,000   583,000   1,000,000(1)    716,000    $2,628,000
Year ended December 31, 2001
  Deducted from asset accounts:
   Allowance for doubtful accounts...  $2,628,000   579,000          --       822,000    $2,385,000

--------
(1) Amount relates to the acquisition of KRON-TV
(2) Write-off of uncollectible accounts

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which is incorporated herein by this reference.

Item 11.  Executive Compensation.

   Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings "Report of the Compensation Committee" and the "Performance Graph" in the 2002 Proxy Statement is not incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

   None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 41 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

   (b) The Company filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

         Date Report    Date of Report Filed with SEC    Items Reported
      ----------------- ----------------------------- --------------------
      November 21, 2001       December 3, 2001        Item 5. Other Events
      October 26, 2001        October 29, 2001        Item 5. Other Events

                                   EXHIBITS

Exhibit
Number   Exhibit Description
------   -------------------
3.1      Restated Certificate of Incorporation of the Company and all amendments thereto(1)
3.2      Second Amended and Restated By-laws of the Company(2)
9.1(a)   Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard
         Young as trustees(2)
9.1(b)   Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)   Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)   Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)   Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(5)
9.1(f)   Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(5)
9.1(g)   Amendment No. 6, dated as of May 20, 1997, to Voting Trust Agreement(1)
9.1(j)   Amendment No. 9, dated September 16, 1999
9.1(k)   Amendment No. 10, dated March 9, 2000
9.1(l)   Amendment No. 11, dated June 30, 2001
9.2      Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee(5)
10.1*    Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(1)
10.2*    Employment Agreement, dated as of August 1, 1998, between the Company and Ronald J.
         Kwasnick(1)
10.3*    Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(1)
10.4*    Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A.
         McDermott(1)
10.5     Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc.
         and ABC (for WTEN and WCDC)(2)
10.6     Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and ABC (2)
10.7     Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.8     Affiliation Agreement, dated September 21, 1995, between Winnebago Television Corporation and
         ABC(3)
10.9     Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and
         CBS(3)
10.10    Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and
         ABC(2)
10.11    Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and ABC(2)
10.12    Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and
         ABC(2)
10.13    Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC(3)
10.14    Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and
         CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young
         Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated
         April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(6)
10.15(a) Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(2)
10.15(b) First Amendment to Lease, dated January 14, 1997(5)
10.15(c) Second Amendment to Lease, dated May 25, 1999(1)
10.15(d) Third Amendment to Lease, dated January 14, 2000(1)
10.15(e) Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26,
         2000(1)

Exhibit
Number   Exhibit Description
------   -------------------
10.16(a) Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent) and First Union National Bank and
         CIBC World Markets Corp. (as Syndication Agents)(1)
10.17(a) Second Amended and Restated Credit Agreement, dated as of June 26, 2000, among the Company the
         Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent and
         Issuing Bank) and First Union National Bank and CIBC World Markets Corp. (as Syndication
         Agents)(1)
10.17(b) Amendment No. 2, dated as of May 9, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union
         National Bank and CIBC Markets Corp.(7)
10.17(c) Amendment No. 3, dated as of September 27, 2001, to each of the Amended and Restated Credit
         Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union
         National Bank and CIBC Markets Corp.(8)
10.17(d) Amendment No. 4, dated as of November 21, 2001, to each of the Amended and Restated Credit
         Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union
         National Bank and CIBC Markets Corp.(8)
10.18    Amended and Restated Young Broadcasting Inc. 1995 Stock Option Plan(1)
10.19(a) Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street
         Bank and Trust Company, as Trustee, relating to the January 1996 Notes(9)
10.19(b) Indenture Supplement No. 7, dated as of November 27, 2001, to the Indenture dated January 1, 1996, by and among the Company, the Subsidiary Guarantors named therein and State Street Bank and Trust
         Company, as trustee(11)
10.20    Indenture, dated June 15, 1997, among the Company, the Subsidiary Guarantors and First Union
         National Bank, N.A. relating to the June 1997 Notes(4)
10.21    Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union
         National Bank, N.A. relating to the March 2001 Notes(1)
10.22    Indenture, dated as of December 7, 2001, among the Company, the Subsidiary Guarantors and First
         Union National Bank, as Trustee, relating to the December 2001 Notes(11)
10.23    ISDA Master Agreement, dated June 6, 2000, between Canadian Imperial Bank of Commerce and the
         Company relating to the June 6, 2000 interest rate swap agreement.(1)
10.24    Confirmation dated June 9, 2000, between Deutsche Bank AG and the Company relating to the June
         6, 2000 interest rate swap agreement.(1)
10.25    Confirmation dated July 3, 2000, between Deutsche Bank AG and the Company relating to the July 3,
         2000 interest rate swap agreement(1)
10.26    Asset Purchase Agreement, dated as of November 15, 1999, between The Chronicle Publishing
         Company and Young Broadcasting Inc.(10)
10.27    Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young
         Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(12)
11.1     Statement re computation of per share earnings
21.1     Subsidiaries of the Company
23.1     Consent of Ernst & Young LLP, Independent Auditors

--------
 (1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
 (2) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.
 (3) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 33-94192, under the Securities Act of 1933 and incorporated herein by reference.
 (4) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-31429, under the Securities Act of 1933 and incorporated herein by reference.
 (5) Filed as an Exhibit to the Company's Registration Statement on Form S-3, Registration No. 333-06241, under the Securities Act of 1933 and incorporated herein by reference.
 (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein reference.
 (7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-K for the quarterly period ended September 30, 2001 and incorporated herein by reference.
 (8) Filed as an Exhibit to the Company's Current Report on Form 8-K dated November 21, 2001 and incorporated herein by reference.
 (9) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-2466, under the Securities Act of 1933 and incorporated herein by reference.
(10) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-31156, under the Securities Act of 1933 and incorporated herein by reference.
(11) Filed as an Exhibit to the Company's Registration Statement on Form S-4, Registration No. 333-81878 and incorporated herein by reference.
(12) Filed as an Exhibit to the Company's Current Report on Form 8-K dated March 8, 2002 and incorporated herein by reference.
* Management contract or compensatory plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 25, 2002                   YOUNG BROADCASTING INC.

                                       By         /S/  VINCENT J. YOUNG
                                           -----------------------------------
                                                Vincent J. Young Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                         Title                  Date
            ----------                         -----                  ----
      /S/   VINCENT J. YOUNG       Chairman and Director         March 25, 2002
-------------------------------      (principal executive
         Vincent J. Young            officer)

         /S/   ADAM YOUNG          Treasurer and Director        March 25, 2002
-------------------------------
            Adam Young

      /S/   JAMES A. MORGAN        Executive Vice President,     March 25, 2002
-------------------------------      Chief Financial Officer
         James A. Morgan             (principal financial
                                     officer and principal
                                     accounting officer) and
                                     Director

     /S/   RONALD J. KWASNICK      President and Director        March 25, 2002
-------------------------------
        Ronald J. Kwasnick

      /S/   BERNARD F. CURRY       Director                      March 25, 2002
-------------------------------
         Bernard F. Curry

   /S/   ALFRED J. HICKEY, JR.     Director                      March 25, 2002
-------------------------------
      Alfred J. Hickey, Jr.

         /S/   LEIF LOMO           Director                      March 25, 2002
-------------------------------
            Leif Lomo

      /S/   RICHARD C. LOWE        Director                      March 25, 2002
-------------------------------
         Richard C. Lowe

        /S/   DAVID C. LEE         Director                      March 25, 2002
-------------------------------
           David C. Lee