Form 10-Q
period 2002-03-31
YOUNG BROADCASTING INC /DE/
filed 2002-05-15
CIK 929144

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

                          ----------------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

  For the quarterly period ended                        Commission file number:
          March 31, 2002                                       0-25042

                             YOUNG BROADCASTING INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                        13-3339681
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

                              Yes  X     No____


                          ----------------------------

     Number of shares of Common Stock outstanding as of April 30, 2002:
17,415,128 shares of Class A Common Stock, and 2,250,966 shares of Class B Common Stock.

================================================================================

                             YOUNG BROADCASTING INC.

                                    FORM 10-Q

                                Table of Contents

Part I   Financial Information

                                                                                                                       Page
                                                                                                                       ----
         Item 1. Financial Statements.
                  Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002........................        2

                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2001 and 2002.......................................................................        3

                  Consolidated Statements of Stockholders' Equity (Deficit) for the Three Months Ended
                        March 31, 2002..........................................................................        4

                  Consolidated Statements of Cash Flows for the Three Months Ended

                  March 31, 2001 and 2002.......................................................................        5

                  Notes to Consolidated Financial Statements....................................................        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of
                  Operations....................................................................................        9

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................................       17

Part II.

         Item 6.  Exhibits and Reports on Form 8-K..............................................................       19

Signatures......................................................................................................       20

Part I  Financial Information
Item 1. Financial Statements.


                    Young Broadcasting Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                          December 31,         March 31,
                                                                                              2001*              2002
                                                                                     ---------------------------------------
Assets                                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $    1,936,794     $      636,593
   Trade accounts receivable, less allowance for doubtful accounts of
     $1,685,000 in 2001 and $1,868,000 in 2002                                              78,230,696         55,696,552
   Escrow account - current                                                                 21,418,943         21,516,454
   Current portion of program license rights                                                11,835,068         12,667,867
   Prepaid expenses                                                                          3,484,179          2,738,968
   Assets held for sale                                                                    332,173,627        316,318,717
                                                                                     ---------------------------------------
Total current assets                                                                       449,079,307        409,575,151

Property and equipment, less accumulated depreciation and amortization of
   $145,651,872 in 2001 and $149,988,456 in 2002                                            88,446,779         84,385,641
Program license rights, excluding current portion                                            3,193,823          3,085,928
Escrow account                                                                              20,358,775         20,419,019
Deposits and other assets                                                                   16,545,585         19,644,171
Goodwill, less accumulated amortization                                                     96,994,045         96,994,045
Broadcast licenses                                                                         821,706,787        512,427,167
Intangible assets with finite lives, less accumulated amortization                          25,192,886         25,495,517
Deferred charges less accumulated amortization of $8,054,830 in 2001 and
   $8,949,883 in 2002                                                                       21,497,029         21,144,119
                                                                                     ---------------------------------------
Total Assets                                                                            $1,543,015,016     $1,193,170,758
                                                                                     =======================================

Liabilities and stockholders' equity (deficit)
Current liabilities:
   Trade accounts payable                                                               $   20,248,408     $   23,063,324
   Accrued expenses and other current liabilities                                           39,703,727         29,763,137
   Current installments of program license liability                                         9,437,789          7,484,528
   Current installments of long-term debt                                                    1,269,223          1,269,223
   Current installments of obligations under capital leases                                    594,793            565,414
    Liabilities held for sale                                                               20,336,395          6,693,077
                                                                                     --------------------------------------
Total current liabilities                                                                   91,590,335         68,838,703

Program license liability, excluding current installments                                    3,635,786          3,402,429
Long-term debt, excluding current installments                                             144,383,881        149,760,275
Senior Notes                                                                               250,000,000        250,000,000
Senior Subordinated Notes                                                                  825,000,000        825,000,000
Deferred taxes and other liabilities                                                        91,575,455         93,532,812
Obligations under capital leases, excluding current installments                             2,061,379          1,938,632
                                                                                     --------------------------------------
Total liabilities                                                                        1,408,246,836      1,392,472,851
                                                                                     --------------------------------------
Stockholders' equity (deficit):
   Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 17,369,573 shares at 2001 and 17,393,784 at 2002                               17,369             17,394
   Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and
     outstanding 2,264,716 shares at 2001 and 2,255,966 at 2002                                  2,265              2,256
   Additional paid-in capital                                                              374,892,759        375,140,454
   Accumulated other comprehensive loss                                                    (10,304,903)        (8,073,682)
   Accumulated deficit                                                                    (229,839,310)      (566,388,515)
                                                                                     --------------------------------------
Total stockholders' equity (deficit)                                                       134,768,180       (199,302,093)
                                                                                     --------------------------------------
Total liabilities and stockholders' equity (deficit)                                    $1,543,015,016     $1,193,170,758
                                                                                     ======================================

*Derived from the audited financial statements for the year ended
December 31, 2001
See accompanying notes to consolidated financial statements.

                              Young Broadcasting Inc. and Subsidiaries

                                Consolidated Statements of Operations
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  2001               2002
                                                          ---------------------------------------
Net operating revenue                                          $65,117,859       $46,586,552
                                                          ---------------------------------------
Operating expenses                                              17,475,756        18,614,172
Amortization of program license rights                           4,491,004         4,290,033
Selling, general and administrative expenses                    14,630,833        14,572,832
Depreciation and amortization                                   11,714,073         6,111,654
Corporate overhead                                               2,745,513         2,727,989
Non-cash compensation                                              453,863           377,259
                                                          ---------------------------------------
Operating income (loss)                                         13,606,817          (107,387)
                                                          ---------------------------------------

 Interest expense, net                                         (31,214,566)      (26,809,896)
 Interest expense, non-cash                                              -        (4,256,890)
 Other expense, net                                               (377,718)          (87,231)
                                                          ---------------------------------------
                                                               (31,592,284)      (31,154,017)
                                                          ---------------------------------------
Loss from continuing operations before
     extraordinary item and cumulative effect of
     accounting change                                         (17,985,467)      (31,261,404)
(Loss) income from discontinued operations, net of
     applicable taxes                                           (1,799,685)        2,886,254
                                                          ---------------------------------------
Loss before extraordinary item and cumulative
    effect of accounting change                                (19,785,152)      (28,375,150)
Extraordinary loss on extinguishment of debt                   (12,436,550)               -
                                                          ---------------------------------------
Loss before cumulative effect of accounting change             (32,221,702)      (28,375,150)
Cumulative effect of accounting change                                  -       (308,174,055)
                                                          ---------------------------------------
Net loss                                                      $(32,221,702)    $(336,549,205)
                                                          =======================================
Net loss per common share:
Basic and diluted
Loss from continuing operations                                     $(1.08)           $(1.59)
Discontinued operations                                              (0.11)             0.15
Extraordinary item                                                   (0.75)               -
Cumulative effect of accounting change                                  -             (15.69)
                                                          ---------------------------------------
Net loss per common share                                           $(1.94)          $(17.13)
                                                          =======================================
Weighted average shares                                         16,567,865        19,645,921
                                                          =======================================


See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                                                                                                  Total
                                     Common Stock    Additional                  Accumulated                  Stockholders'
                                    --------------    Paid-In     Accumulated   Comprehensive Comprehensive      Equity
                                    Class A Class B   Capital       Deficit         Loss          Loss          (Deficit)
                                    ------- ------- ------------ -------------  ------------- -------------  -------------
Balance at December 31, 2001....... $17,369 $2,265  $374,892,759 $(229,839,310) $(10,304,903)                $ 134,768,180
   Contribution of shares into
     Company's defined
     contribution plan.............      16              243,925                                                   243,941
   Conversion of Class B Common
     Stock to Class A Common Stock.       9     (9)
   Exercise of stock options.......      --                3,770                                                     3,770
   Net loss for the three months
     ended March 31, 2002..........                               (336,549,205)               $(336,549,205)  (336,549,205)
Comprehensive Loss
   Amount of reclassification to
     earnings......................                                                2,231,221      2,231,221      2,231,221
                                                                                              -------------
       Total.......................                                                           $(334,317,984)
                                    ------- ------  ------------ -------------  ------------  -------------  -------------
Balance at March 31, 2002.......... $17,394 $2,256   375,140,454 $(566,388,515) $ (8,073,682)            --  $(199,302,093)
                                    ======= ======  ============ =============  ============  =============  =============


See accompanying notes to consolidated financial statements

                    Young Broadcasting Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Three Months Ended March 31,
                                                                                               2001               2002
                                                                                         --------------------------------------
Operating activities
Net loss                                                                                    $ (32,221,702)    $(336,549,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                                    6,263,088         4,964,104
     Amortization of program license rights                                                    18,279,012        19,740,171
     Amortization of broadcasting licenses, other intangibles and deferred charges              9,214,698         1,816,474
     Non-cash compensation                                                                        453,863           377,259
     Non-cash interest expense                                                                          -         4,256,890
     Cumulative effect of change in accounting                                                          -       308,174,055
     Extraordinary loss on extinguishment of debt                                              12,436,550                 -
     Loss on sale of fixed assets                                                                  22,053            12,146
     Payments on programming license liabilities                                              (16,143,779)      (16,721,366)
     Decrease in trade accounts receivable                                                     23,741,737        22,538,953
     Increase in prepaid expenses                                                                  54,991           904,135
     Decrease in trade accounts payable                                                        (9,134,287)       (1,657,730)
       Decrease in accrued expenses and other liabilities                                     (12,369,957)      (10,142,220)
                                                                                         --------------------------------------
Net cash provided by (used in) operating activities                                               596,267        (2,286,334)
                                                                                         --------------------------------------

Investing activities

Capital expenditures                                                                             (360,122)         (320,503)
Increase in deposits and other assets                                                          (3,572,744)       (3,074,207)
                                                                                         --------------------------------------
Net cash used in investing activities                                                          (3,932,866)       (3,394,710)
                                                                                         --------------------------------------

Financing activities

Proceeds from issuance of subordinated debt                                                   508,411,991                 -
Principal payments on long-term debt                                                         (268,162,046)      (10,177,000)
Borrowings from working capital facility                                                       16,175,000        15,553,394
Redemption of subordinated debt                                                              (254,445,131)                -
Deferred acquisition and debt refinancing costs incurred                                         (767,506)         (548,219)
Proceeds from exercise of Common Stock options                                                    559,376             3,770
Principal payments under capital lease obligations                                               (294,665)         (293,347)
Income from escrow deposits                                                                             -          (157,755)
                                                                                         --------------------------------------
Net cash provided by financing activities                                                       1,477,019         4,380,843
                                                                                         --------------------------------------

Net decrease in cash                                                                           (1,859,580)       (1,300,201)
Cash and cash equivalents at beginning of year                                                  5,576,009         1,936,794
                                                                                         --------------------------------------
Cash and cash equivalents at March 31                                                       $   3,716,429     $     636,593
                                                                                         ======================================

Supplemental disclosure of cash flow information

Interest paid                                                                               $  44,398,006     $  34,259,489
                                                                                         ======================================


See accompanying notes to consolidated financial statements.

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Principles of Consolidation

     The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the "Company"), consisting of ten network affiliated television broadcasting stations (three with CBS, six with ABC, and one with NBC) and two independent commercial television broadcasting stations, in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include the Company's wholly-owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  Impact of Recently Issued Accounting Standards

     The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $7.9 million for the quarter ended March 31, 2002. In the first quarter of 2002, certain fully amortized intangible assets were written off. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002.

                                             As of March 31, 2002          As of December 31, 2001
                                             --------------------          -----------------------
                                           Gross                       Gross
                                         Carrying      Accumulated    Carrying     Accumulated
   $ (in thousands)                       Amount      Amortization     Amount      Amortization
                                          ------      ------------     ------      ------------
   Goodwill                               $109,283         $12,289     $109,283        $12,289

   Amortized intangible assets:
   Acquisition costs and other
         intangible assets                 $29,042         $(3,546)    $ 36,446        $(11,253)


   Unamortized intangible assets:
   Broadcast licenses                     $512,427                     $821,707


         Aggregate Amortization Expense:
         For three months ended 3/31/02        $830
         For three months ended 3/31/01      $6,291

         Estimated Amortization Expense:
         For year ended 12/31/02             $3,323
         For year ended 12/31/03             $3,323
         For year ended 12/31/04             $3,316
         For year ended 12/31/05             $3,309
         For year ended 12/31/06             $3,309

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                    For the Three Months Ended March 31, 2001

                                                                       Loss from continuing operations
                                                                       before extraordinary item and
                                                                       cumulative effect of
                                                      Net loss         accounting change
                                                      --------         -----------------
Reported                                              $ (32,222)             $(17,985)
Add back: Goodwill amortization                           1,571                   237
Add back: Broadcast licenses amortization                 6,191                 5,571
                                                  ----------------     -----------------
Adjusted                                               $(24,460)             $(12,177)
                                                  ----------------     -----------------

Basic and diluted earnings-per common share:

Reported                                              $   (1.94)             $  (1.08)
Goodwill amortization                                      0.09                  0.01
Broadcast licenses amortization                            0.37                  0.34
                                                  ----------------     -----------------
Adjusted                                              $   (1.48)             $  (0.73)
                                                  ================     =================


     In the first quarter of 2002, the Company recognized an impairment loss of $308.2 million and recorded it as a cumulative effect of an accounting change, net of any applicable taxes. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California. KRON-TV was acquired on June 26, 2000 by the Company for $650.0 million in cash plus approximately 3.9 million shares of the Company's Class A Common Stock. The asset valuation of KRON-TV on the acquisition date had no goodwill allocation. On January 1, 2002, KRON-TV switched from an NBC affiliated television broadcasting station, to an independent. The San Francisco advertising market continues to decline and the inclusion of the new NBC affiliate in the market caused the Company to reevaluate its long-term projections for cash flow in this market. The Company engaged the services of a consulting firm that specializes in valuations, asset appraisals and related financial services for the communications industry to perform the analysis for impairment. This consulting firm used a discounted cash flow approach, consisting of a study of variables, such as revenue projections, projected operating profit margins, and discount rates, to determine the fair value of the station.

3.  Pending Sale of KCAL-TV

     On February 12, 2002, the Company entered into an agreement with Viacom Inc. to sell the assets of KCAL-TV in Los Angeles, California in an all cash transaction valued at approximately $650.0 million. The operating results of KCAL-TV are not included in the Company's consolidated results from continuing operations for the quarters ended March 31, 2001 and 2002. Net revenue of KCAL-TV for the quarters ended March 31, 2001 and 2002 was $27.5 million and $30.6 million, respectively. Since this agreement meets all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale have been classified as

                    Young Broadcasting Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

"held for sale" on the balance sheets presented.

     The Company applied the new rules on accounting for disposal of long-lived assets on January 1, 2002. As a result of applying FAS 144, the Company recorded a loss from its discontinued operations of $1.8 million for the three months ended March 31, 2001 and income from its discontinued operations of $2.9 million for the three months ended March 31, 2002. In addition, the Company classified assets held for sale at December 31, 2001 and March 31, 2002 of $332.2 million and $316.3 million, respectively, and liabilities held for sale at December 31, 2001 and March 31, 2002 of $20.3 million and $6.7 million, respectively (see below).

The detail of classifications on the balance sheets as "held for sale" is as follows:

                                           December 31, 2001   March 31, 2002
                                           -----------------   --------------
                                                  (dollars in thousands)
  Assets:
  ------
  Prepaid expenses                              $5,994              $5,835
  Property and equipment, net                   17,952              17,386
  Broadcast licenses and other
      intangibles, net                         274,899             274,797
  Program license rights                        21,507               6,480
  Deposits                                      11,821              11,821
                                                ------              ------
  Assets held for sale                        $332,173            $316,319
                                               =======             =======

  Liabilities:
  -----------
  Program license liabilities                  $18,297              $4,793
  Obligations under capital leases               2,039               1,900
                                                 -----               -----
  Liabilities held for sale                    $20,336              $6,693
                                               =======              ======

     On May 4, 2002, the Federal Communications Commission approved the transfer of KCAL-TV's license to a subsidiary of Viacom, Inc. The Company anticipates that the sale will close on or about May 15, 2002. The net cash proceeds, after closing costs and estimated taxes, will be available to repay outstanding indebtedness.

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

Introduction

     The operating revenue of the Company's stations is derived primarily from advertising revenue and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The stations' primary operating expenses are for employee compensation, news gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

     The advertising revenue of the Company's stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

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

     The following table sets forth certain operating data for the quarters ended March 31, 2001 and 2002:

                                                                   Quarter Ended
                                                                     March 31,
                                                                 ----------------
                                                                  2001     2002
                                                                 -------  -------
Operating income (loss)......................................... $13,607     (107)
Add:
   Amortization of program license rights.......................   4,491    4,290
   Depreciation and amortization................................  11,714    6,112
   Corporate overhead...........................................   2,746    2,728
   Non-cash compensation........................................     454      377
Less:
Payments for program license liabilities........................  (4,261)  (4,063)
                                                                 -------  -------
Broadcast cash flow............................................. $28,751  $ 9,337
                                                                 =======  =======

Recent Developments

     On May 4, 2002, the Federal Communications Commission approved the transfer of KCAL-TV's license to a subsidiary of Viacom Inc. The Company anticipates that the sale will close on or about May 15, 2002. The net cash proceeds, after closing costs and estimated taxes, will be available to repay outstanding indebtedness. Under the terms of the Company's senior credit facilities, all principal and interest amounts outstanding under these facilities are required to be repaid at closing. After the closing, the Company intends to make an offer to the holders of its Senior Notes and Senior Subordinated Notes to redeem these securities at par plus accrued interest. Whether this offer will be accepted by the note holders is unknown.

Critical Accounting Policies

     The Company's critical accounting for the impairment of property, plant and equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At March 31, 2002, the Company had $84.4 million in net property, plant and equipment and $97.0 million of goodwill, $512.4 million of broadcast licenses and $25.5 million of acquisition costs and other amortizable intangibles. During 2001, the Company did not record any impairment losses related to property, plant and equipment or broadcast licenses and other intangibles. The Company completed its review for impairment of goodwill and certain other intangibles under the new accounting standard in 2002. In the first quarter of 2002, the Company recognized an impairment of $308.2 million and recorded it as a cumulative effect of an accounting change. See notes 2 and 3 to the Company's Financial Statements.

Television Revenues

     Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

                                                           Quarter Ended March 31,
                                                       ------------------------------
                                                            2001            2002
                                                       --------------  --------------
                                                       Amount     %    Amount     %
                                                       -------  -----  -------  -----
                                                          (dollars in thousands)
Revenues
   Local.............................................. $40,343   53.9  $29,027   54.2
   National...........................................  26,673   35.7   17,067   31.9
   Network............................................   4,808    6.4    2,868    5.4
   Political..........................................     143    0.2    2,944    5.5
   Production/Other...................................   2,877    3.8    1,588    3.0
                                                       -------  -----  -------  -----
       Total..........................................  74,844  100.0   53,494  100.0
Commissions...........................................  (9,726) (13.0)  (6,907) (12.9)
                                                       -------  -----  -------  -----
Net Revenue........................................... $65,118   87.0  $46,587   87.1
                                                       =======  =====  =======  =====

Results of Operations

     In accordance with new accounting standards issued in 2001 and the Company's announcement of its agreement to sell KCAL-TV, the results from continuing operations for the quarters ended March 31, 2002 and 2001 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

     Net revenue for the quarter ended March 31, 2002 was $46.6 million, a decrease of $18.5 million, or 28.4%, compared to $65.1 million for the quarter ended March 31, 2001. The continued decline of the general San Francisco advertising market and the corresponding lower revenues at KRON-TV accounted for approximately $18.0 million of this decrease, resulting in reductions in the Company's gross local and national revenues of 28.1% and 36.0%, respectively. Included in the $18.0 million decrease from KRON-TV is a $2.0 million reduction in network compensation relating to KRON-TV's conversion to an independent station. Political revenue for the quarter ended March 31, 2002 was $2.9 million, an increase of $2.8 million from the quarter ended March 31, 2001. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa and California in the first quarter of 2002, while first quarter of 2001 had fewer contested state and local elections.

     Operating expenses, including selling, general and administrative expenses for the quarter ended March 31, 2002 were $33.2 million, compared to $32.1 million for the quarter ended March 31, 2001, an increase of $1.1 million, or 3.4%. All of this increase is applicable to new barter programs being aired in San Francisco because of KRON-TV's conversion to an independent station. Operating expenses have remained flat in the first quarter of 2002 as compared to the first quarter of 2001 because of lower local sales commissions from reduced revenues, due to the effects of a cost savings plan implemented by the Company in the fourth quarter of 2001.

     Amortization of program license rights for the quarter ended March 31, 2002 was $4.3 million, compared to $4.5 million for the quarter ended March 31, 2001, a decrease of $201,000, or 4.5%. The reduction is the result of several stations not renewing expensive programming and replacing these programs with more reasonably priced shows.

     Depreciation of property and equipment and amortization of intangible assets was $6.1 million for the quarter ended March 31, 2002, compared with $11.7 million for the quarter ended March 31, 2001, a decrease of $5.6 million, or 47.9%. The decrease is primarily attributable to the Company's application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001 by the Financial Accounting Standards Board. Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement.

     The Company made payments for program license liabilities of $16.7 million for the quarter ended March 31, 2002, compared to $16.1 million for the quarter ended March 31, 2001, an increase of $578,000 or 3.6%.

     Corporate overhead was $2.7 million for each of the quarters ended March 31, 2002 and 2001.

     Non-cash compensation was $377,000 for the quarter ended March 31, 2002 compared to $454,000 for the quarter ended March 31, 2001, a decrease of $77,000.

     Interest expense for the quarter ended March 31, 2002 was $26.8 million, compared to $31.2 million for the quarter ended March 31, 2001, a decrease of $4.4 million, or 14.1%. The reduction was primarily the result of lower debt levels in 2002 as compared to 2001 and reductions in effective interest rates relating to the Company borrowings under LIBOR.

     The Company recorded $4.3 million of non-cash interest expense for the quarter ended March 31, 2002, approximately $2.2 million of which related to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001; and the remaining $2.1 million related to the mark-to-market change in fair value of its current outstanding interest rate swaps (see "Liquidity and Capital Resources").

     On February 12, 2002, the Company announced that it had agreed to sell the assets of KCAL-TV to Viacom Inc. for approximately $650.0 million in cash. As a result of this announcement and the Company's application of new rules on accounting effective January 1, 2002, the Company recorded a loss from its discontinued operations of $1.8 million for the quarter ended March 31, 2001 and income from its discontinued operations of $2.9 million for the quarter ended March 31, 2002, an increase of approximately $4.7 million. The increase is primarily attributable to a $3.0 million increase in net revenues, or 11.0% for the quarter ended March 31, 2002, compared to the same quarter in 2001, a $3.0 million decrease in depreciation of property and equipment and amortization of intangible assets, or 82.2%, offset by an increase in amortization of program license rights of approximately $1.7 million, or 12.1%.

     The Company recorded an extraordinary loss of $12.4 million in the first quarter of 2001 relating to the redemption of senior subordinated notes and the repayment of a portion of its senior credit facility (see "Liquidity and Capital Resources").

     The Company recorded a cumulative effect of accounting change of $308.2 million in the first quarter of 2002, relating to its review for impairment of goodwill and broadcast licenses, at KRON-TV, required under the new accounting standard SFAS No. 142.

     As a result of the factors discussed above, the net loss for the Company was $336.5 million and $32.2 million for the quarters ended March 31, 2002 and 2001, respectively.

     Broadcast cash flow for the quarter ended March 31, 2002 was $9.3 million, compared with $28.8 million for the quarter ended March 31, 2001, a decrease of $19.5 million, or 67.7%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the quarter ended March 31, 2002 decreased to 20.0% from 44.2% for the same period in 2001.

Liquidity and Capital Resources

     Cash used in operations for the quarter ended March 31, 2002 was $2.3 million as compared to cash provided by operations of $596,000 for the quarter ended March 31, 2001. The continued decline of advertising revenue in the San Francisco market, offset by an 11% increase in revenues in the Los Angeles market and tight cost controls, resulted in reductions of cash flows from operating activities for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. During the fourth quarter of 2000, trade accounts payable increased, causing a timing difference and a $9.1 million decrease in trade accounts payable for the quarter ended March 31, 2001 as compared to a decrease of $1.7 million for the quarter ended March 31, 2002. The lower debt levels and reduced effective interest rates relating to the Company's borrowings in 2002 resulted in a decrease in accrued expenses of $10.1 million for the quarter ended March 31, 2002, compared to a decrease of $12.4 million for the quarter ended March 31, 2001.


     KRON and KCAL together contributed approximately 56.8% of the Company's broadcast cash flow for the year ended December 31, 2001. The Company expects that the performance of KRON will have a larger proportionate impact on its operating results and cash flows following the completion of its sale of KCAL (see "Recent Developments"). Consequently, the Company will be particularly susceptible to economic conditions in the San Francisco advertising market. The general San Francisco market continues to be sharply lower in the first and second quarters of 2002 as compared to 2001 and the Company is unable to predict with any certainty when the San Francisco market will improve.

     Cash used in investing activities for the quarters ended March 31, 2002 and 2001 was $3.4 million and $3.9 million, respectively. During 2002 and 2001, the Company had been and is continuing to incur significant capital expenditures for building digital transmission facilities as required by Federal Communications Commission regulations. The timing of these projects have been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. During the first quarter of 2002, the Company paid $321,000 for capital expenditures. During the first quarter of 2001, the Company paid $360,000 for capital expenditures. Commencing in 2001, the Company made a concerted effort to preserve cash by not replacing equipment unless absolutely necessary, and this practice has continued well into 2002. Additionally, deposits for capital expenditures for the Company increased $3.1 million for the quarter ended March 31, 2002, as compared to an increase of $3.6 million for the quarter ended March 31, 2001. Included in the 2002 and 2001 deposits were construction-in-progress balances of $13.9 million and $11.2 million, respectively, which was primarily for the Company's stations' conversion to digital.

     Cash provided by financing activities for the quarter ended March 31, 2002 and 2001 was $4.4 and $1.5 million, respectively. On March 1, 2001, the Company completed the sale of the March 2001 Notes (as defined) and received proceeds of $500.0 million principal amount and a premium of approximately $8.4 million (see below). The Company used approximately $254.4 million of the net proceeds from the March 2001 Notes to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining net proceeds, approximately $253.6 million, to repay a portion of its outstanding indebtedness under the Company's senior credit facilities. Financing activities for the quarter ended March 31, 2002 include principal payments and borrowings under the senior credit facility of $10.2 million and $15.6 million, respectively.

     On June 26, 2000, the Company entered into a new senior credit facility which provides for borrowings of up to an aggregate of $600.0 million (the "New Senior Credit Facility") in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. Pursuant to two amendments to the Company's senior credit facility, the revolving credit portion of the loan facility was reduced to $100.0 million. The New Senior Credit Facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility."

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

     Interest under the Senior Credit Facility is payable at the LIBOR rate, "CD Rate" or "Base Rate." In addition to the index rates, the Company pays a floating percentage tied to the Company's ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 1.75%, based upon a ratio under 5.0:1, to 3.5%, based upon a 7.0:1 or greater ratio for the Term A advances and revolver facility; and 3.75% for the Term B advances.

     Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

     The Senior Credit Facility requires the Company to maintain certain financial ratios. As of March 31, 2002, the Company was not in compliance with one of these ratios. Effective as of May 7, 2002, the Senior Credit Facility was amended with respect to this one financial ratio and as of March 31, 2002, the Company was in compliance with each of the financial ratios, as amended. Effective with the issuance of the Senior Notes, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2004 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x. Additionally, the Company is required to maintain an operating cash flow to total cash interest expense ratio ranging from 1.15x to 1.40x and is required to maintain an operating cash flow minus capital expenditures to pro forma debt service ratio of no less than 1.10x at any time. Such ratios must be maintained as of the last day of the quarter for each of the periods.

     The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company's debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding debt in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. There was no such payment made for April 30, 2002.

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


     On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation
S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its outstanding indebtedness under its Senior Credit Facility, including redemption premiums, and to pay fees related to the Senior Notes. On January 31, 2002, the Company filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes for notes of the Company with substantially identical terms of the Senior Notes, except the new notes will not contain terms with respect to transfer restrictions. The registration statement has not been declared effective by the SEC as of May 13, 2002.

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

     The Company's total debt at March 31, 2002 was approximately $1,228.5 million, consisting of $151.0 million outstanding under the Senior Credit Facility, $825.0 million of Senior Subordinated Notes, $250.0 million of Senior Notes and $2.5 million of capital leases. In addition, at March 31, 2002, the Company had an additional $74.3 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility.

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

Impact of Recently Issued Accounting Standards

     The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $7.9 million for the quarter ended March 31, 2002. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002. In the first quarter of 2002, the Company recognized an impairment loss of $308.2 million and recorded it as a cumulative effect of an accounting change, net of any applicable taxes. (See Note 2 to Financial Statements.)

     The Company applied the new rules on accounting for disposal of long-lived assets on January 1, 2002. As a result of applying FAS 144, the Company recorded a loss from its discontinued operations of $1.8 million for the three months ended March 31, 2001 and income from its discontinued operations of $2.9 million for the three months ended March 31, 2002. In addition, the Company classified assets held for sale at December 31, 2001 and March 31, 2002 of $332.2 million and $316.3 million, respectively, and liabilities held for sale at December 31, 2001 and March 31, 2002 of $20.3 million and $6.7 million, respectively (see
Note 3 to Financial Statements).

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company's Senior Credit Facility with approximately $151.0 million outstanding as of March 31, 2002, bears interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates.

     The Company's senior subordinated notes of approximately $825.0 million outstanding as of March 31, 2002 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior

Credit Facility and the Senior Notes. The senior subordinated notes have fixed rates of interest ranging from 8 3/4% to 10% are ten-year notes, maturing in various years commencing 2006.

     The Company's Senior Notes of approximately $250.0 million as of March 31, 2002 have a fixed rate of interest of 8 1/2% maturing in 2008.

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, the Company entered into derivative financial instruments in June 2001. These derivative financial instruments are interest rate swap agreements that expire in 2011.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit
Number         Exhibit Description
------         -------------------

10.1 (a)       Amendment No.5 dated as of April 25, 2002 to Credit Agreements.
10.1 (b)       Amendment No.6 dated as of May 13, 2002 to Credit Agreements.
11             Statement Re Computation of Per Share Earnings.


     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the first quarter of the year ending December 31, 2002.

                                 Date Report
   Date of Report               Filed with SEC            Items Reported
   --------------               --------------            --------------
   February 12, 2002            March 8, 2002             Item 5- Other Events
                                                          Item 7- Financial Statements and Exhibits
   February 13, 2002            February 13, 2002         Item 5- Other Events
                                                          Item 7- Financial Statements and Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YOUNG BROADCASTING INC.


Date: May 14, 2002                         By: /s/ Vincent J. Young
                                               ----------------------------
                                               Vincent J. Young
                                               Chairman

Date: May 14, 2002                         By: /s/ James A. Morgan
                                               ----------------------------
                                               James A. Morgan
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)