Form 10-Q
period 2002-06-30
YOUNG BROADCASTING INC /DE/
filed 2002-08-09
CIK 929144

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission file number:  0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212) 754-7070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of Common Stock outstanding as of July 31, 2002: 17,443,242 shares of Class A Common Stock, and 2,244,266 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I    Financial Information

Item 1.    Financial Statement

YOUNG BROADCASTING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2001*	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,936,794	$485,252,653
Trade accounts receivable, less allowance for doubtful accounts of $2,385,000 in 2001 and $2,245,000 in 2002	78,230,696	59,798,980
Escrow account—current	21,418,943	21,000,737
Current portion of program license rights	11,835,068	9,400,773
Prepaid expenses	3,484,179	2,005,125
Assets held for sale	332,173,627	—

Total current assets	449,079,307	577,458,268
Property and equipment, less accumulated depreciation and amortization of $145,651,872 in 2001 and $154,177,162 in 2002	88,446,779	81,414,516
Program license rights, excluding current portion	3,193,823	3,029,404
Escrow account	20,358,775	10,336,000
Deposits and other assets	16,545,585	21,516,253
Deferred tax asset	—	30,000,000
Goodwill, less accumulated amortization	96,994,045	25,543,772
Broadcast licenses	821,706,787	512,427,167
Intangible assets with finite lives, less accumulated amortization	25,192,886	24,673,742
Deferred charges less accumulated amortization of $8,054,830 in 2001 and $5,034,937 in 2002	21,497,029	14,927,380

Total Assets	$1,543,015,016	$1,301,326,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,248,408	$14,675,830
Accrued expenses and other current liabilities	39,703,727	48,243,198
Accrued income tax liability	—	53,113,640
Current installments of program license liability	9,437,789	6,033,586
Current installments of long—term debt	1,269,223	—
Current installments of obligations under capital leases	594,793	514,595
Liabilities held for sale	20,336,395	—

Total current liabilities	91,590,335	122,580,849
Program license liability, excluding current installments	3,635,786	3,234,311
Long-term debt, excluding current installments	144,383,881	—
Senior Notes	250,000,000	250,000,000
Senior Subordinated Notes	825,000,000	825,000,000
Deferred taxes and other liabilities	91,575,455	15,613,728
Obligations under capital leases, excluding current installments	2,061,379	1,839,101

Total liabilities	1,408,246,836	1,218,267,989

Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 17,369,573 shares at 2001 and 17,418,028 at 2002	17,369	17,418
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,264,716 shares at 2001 and 2,248,066 at 2002	2,265	2,248
Additional paid—in capital	374,892,759	375,548,874
Accumulated other comprehensive loss	(10,304,903)	(5,842,461)
Accumulated deficit	(229,839,310)	(286,667,566)

Total stockholders’ equity	134,768,180	83,058,513

Total liabilities and stockholders’ equity	$1,543,015,016	$1,301,326,502

*	Derived from the audited financial statements for the year ended December 31, 2001

YOUNG BROADCASTING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net operating revenue	$74,842,892	$54,450,888	$139,960,751	$101,037,440

Operating expenses	18,178,129	18,449,144	35,653,885	37,063,316
Amortization of program license rights	4,445,435	4,128,598	8,936,439	8,418,631
Selling, general and administrative expenses	13,383,434	14,178,733	28,014,267	28,751,565
Depreciation and amortization	11,615,262	5,906,112	23,329,335	12,017,766
Corporate overhead	2,894,873	3,023,337	5,640,386	5,751,326
Non-cash compensation	393,251	303,861	847,114	681,120

Operating income	23,932,508	8,461,103	37,539,325	8,353,716

Interest (expense), net	(29,568,352)	(24,702,165)	(60,782,918)	(51,512,061)
Interest (expense) income, non-cash	—	3,967,317	—	(289,573)
(Loss) on extinguishment of debt	—	(4,692,625)	(12,436,550)	(4,692,625)
Other (expense), net	(516,586)	(170,966)	(894,304)	(258,197)

	(30,084,938)	(25,598,439)	(74,113,772)	(56,752,456)

(Loss) from continuing operations before benefit from income tax and cumulative effect of accounting change	(6,152,430)	(17,137,336)	(36,574,447)	(48,398,740)
Benefit from income tax	—	122,020,988	—	122,020,988

(Loss) income from continuing operations before cumulative effect of accounting change	(6,152,430)	104,883,652	(36,574,447)	73,622,248
Discontinued operations:
Income from discontinued operations, net of applicable taxes	2,374,659	311,781	574,974	3,198,035
Gain on sale of station, net of applicable taxes	—	135,065,346	—	135,065,346

(Loss) income before cumulative effect of accounting change	(3,777,771)	240,260,779	(35,999,473)	211,885,629
Cumulative effect of accounting change, net of applicable taxes	—	—	—	(268,713,885)

Net (loss) income	$(3,777,771)	$240,260,779	$(35,999,473)	$(56,828,256)

See accompanying notes to consolidated financial statements.

YOUNG BROADCASTING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
(Unaudited)

	Three Months Ended June 30,		Three Months Ended June 30,
	2001	2002	2001	2002
Basic net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.36)	$5.33	$(2.18)	$3.75
Income from discontinued operations, net	0.14	0.02	0.03	0.16
Gain on sale of station, net	—	6.87	—	6.87
Cumulative effect of accounting change, net	—	—	—	(13.67)

Net (loss) income per common share-basic	$(0.22)	$12.22	$(2.15)	$(2.89)

Diluted net (loss) income per common share
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.36)	$5.26	$(2.18)	$3.69
Income from discontinued operations, net	0.14	0.02	0.03	0.16
Gain on sale of station, net	—	6.77	—	6.78
Cumulative effect of accounting change, net	—	—	—	(13.48)

Net (loss) income per common share-diluted	$(0.22)	$12.05	$(2.15)	$(2.85)

Weighted average shares—Basic	16,890,202	19,662,143	16,729,923	19,654,077

Weighted average shares—Diluted	16,890,202	19,943,268	16,729,923	19,930,640

See accompanying notes to consolidated financial statements.

YOUNG BROADCASTING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Comprehensive Loss	Total Stockholders’ Equity
	Class A	Class B
Balance at December 31, 2001	$17,369	$2,265	$374,892,759	$(229,839,310)	$(10,304,903)		$134,768,180
Contribution of shares into Company’s defined contribution plan	32		652,345				652,377
Conversion of Class B Common Stock to Class A Common Stock	17	(17)
Exercise of stock options	—		3,770				3,770
Net loss for the six months ended June 30, 2002				(56,828,256)		$(56,828,256)	(56,828,256)
Comprehensive Loss
Amount of reclassification to earnings					4,462,442	4,462,442	4,462,442

Total						$(52,365,814)

Balance at June 30, 2002	$17,418	$2,248	375,548,874	$(286,667,566)	$(5,842,461)	—	$83,058,513

See accompanying notes to consolidated financial statements

YOUNG BROADCASTING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2001	2002
Operating activities
Net loss	$(35,999,473)	$(56,828,256)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Cumulative effect of change in accounting	—	268,713,885
Gain on sale of KCAL-TV	—	(135,065,346)
Provision for deferred tax benefit	—	(119,693,738)
Depreciation and amortization of property and equipment	12,658,186	9,556,805
Amortization of program license rights	30,603,680	28,474,314
Amortization of broadcasting licenses, other intangibles and deferred charges	18,240,815	3,447,993
Non-cash compensation	847,114	681,120
Non-cash interest expense	—	289,573
Loss on extinguishment of debt	12,436,550	4,692,625
Loss on sale of fixed assets	31,413	29,156
Loss on market valuation of swap	260,922	—
Income from escrow deposits	—	(657,019)
Interest payments from escrow account	—	11,098,000
Payments on programming license liabilities	(28,019,481)	(25,059,773)
Decrease in trade accounts receivable	13,614,278	18,444,898
Decrease in prepaid expenses	420,804	1,441,342
(Decrease) increase in trade accounts payable	(3,081,125)	722,052
Decrease in accrued expenses and other liabilities	(2,719,266)	(6,229,360)

Net cash provided by operating activities	24,732,949	4,058,271

Investing activities
Proceeds from sale of KCAL-TV	—	632,167,115
Capital expenditures	(2,876,950)	(1,704,373)
Increase in deposits and other assets	(4,960,522)	(4,579,586)

Net cash (used in) provided by investing activities	(7,837,472)	625,883,156

Financing activities
Proceeds from issuance of subordinated debt	508,411,991	—
Proceeds from issuance of common stock	103,500,000	—
Principal payments on long-term debt	(284,576,314)	(236,523,804)
Borrowings from working capital facility	16,175,000	90,870,700
Redemption of subordinated debt	(254,445,131)	—
Deferred acquisition and debt refinancing costs incurred	(3,957,954)	(490,313)
Proceeds from exercise of Common Stock options	559,376	3,770
Principal payments under capital lease obligations	(644,579)	(485,921)

Net cash provided by (used in) financing activities	85,022,389	(146,625,568)

Net (decrease) increase in cash	(101,917,866)	483,315,859
Cash and cash equivalents at beginning of year	5,576,009	1,936,794

Cash and cash equivalents at June 30	$107,493,875	$485,252,653

Supplemental disclosure of cash flow information
Interest paid	$59,808,319	$56,749,540

See accompanying notes to consolidated financial statements.

YOUNG BROADCASTING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Principles of Consolidation

The accompanying consolidated financial statements include those of Young Broadcasting Inc. and subsidiaries (the “Company”), consisting of ten network affiliated television broadcasting stations (three with CBS, six with ABC, and one with NBC) and one independent commercial television broadcasting station, in the states of Michigan, Wisconsin, Louisiana, Illinois, Tennessee, New York, Virginia, Iowa, South Dakota and California. In addition, the accompanying consolidated financial statements include the Company’s wholly-owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.    Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”), effective for fiscal years beginning after May 15, 2002. For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

The Company elected, in the second quarter of 2002, early application of the provisions of Statement 145 related to the rescission of Statement 4. Accordingly, the Company reclassified $12.4 million it recorded in 2001 as an extraordinary loss on extinguishment of debt to its loss from continuing operations for the six months ended June 30, 2001. In addition, the Company recorded a loss on the extinguishment of debt in the second quarter of 2002 of approximately $4.7 million relating to its deferred financing costs under its senior credit facilities and their repayment as a result of the sale of KCAL-TV (see Note 3).

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $6.8 million and $14.5 million for the three and six months ended June 30, 2002. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002, recognized an impairment loss of $268.7 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $39.5 million in 2002. The deferred tax benefit was recorded in the second quarter of 2002, when it became realizable. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California.

YOUNG BROADCASTING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table sets forth the additional disclosures related to goodwill and intangible assets required under FASB 142:

	As of June 30, 2002		As of December 31, 2001
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$37,833	$(12,289)	$109,283	$(12,289)
Amortized intangible assets:
Intangible assets	$28,919	$(4,245)	$36,446	$(11,253)
Unamortized intangible assets:
Broadcast licenses	$512,427		$821,707

Aggregate Amortization Expense (excluding KCAL for all periods presented):

For three months ended 6/30/02	$1,582
For three months ended 6/30/01	$7,838
For six months ended 6/30/02	$3,296
For six months ended 6/30/01	$14,129

Estimated Amortization Expense:

For year ended 12/31/02	$7,123
For year ended 12/31/03	$7,729
For year ended 12/31/04	$7,296
For year ended 12/31/05	$7,193
For year ended 12/31/06	$6,217

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

	(dollars in thousands)
	Net loss	Net loss
Reported	$(3,778)	$(35,999)
Add back: Goodwill amortization	1,571	3,142
Add back: Broadcast licenses amortization	6,191	12,382

Adjusted	$3,984	$(20,475)

Basic and diluted earnings-per common share:
Reported	$(0.22)	$(2.15)
Goodwill amortization	0.09	0.19
Broadcast licenses amortization	0.37	0.74

Adjusted	$0.24	$(1.22)

YOUNG BROADCASTING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.    Sale of KCAL-TV

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for approximately $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company’s consolidated results from continuing operations for the three and six months ended June 30, 2001 and 2002. The Company recorded a gain on the sale of approximately $135.1 million, net of a provision for income taxes of $150.8 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the six months ended June 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Note 2). The Company expects to pay approximately $50.8 million of federal and state taxes for 2002 resulting primarily from the gain upon the sale of KCAL offset by available tax losses. In addition, the Company has recorded a deferred tax asset of $30.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax to be paid in 2002.

The Company applied the new rules on accounting for the discontinuation of a component of an entity on January 1, 2002. As a result of applying FAS 144, the Company recorded income from its discontinued operations of $2.4 million and $575,000 for the three and six months ended June 30, 2001, respectively, and income from its discontinued operations of $311,000 and $3.2 million for the three and six months ended June 30, 2002, respectively. In addition, the Company classified assets held for sale at December 31, 2001 of $332.2 million, and liabilities held for sale at December 31, 2001 of $20.3 million (see below).

The detail of classifications on the balance sheets as “held for sale” is as follows:

December 31, 2001
(dollars in thousands)
Assets:
Prepaid expenses	$5,994
Property and equipment, net	17,952
Broadcast licenses and other intangibles, net	274,899
Program license rights	21,507
Deposits	11,821

Assets held for sale	$332,173

Liabilities:
Program license liabilities	$18,297
Obligations under capital leases	2,039

Liabilities held for sale	$20,336

Approximately $226.2 million of the net proceeds from the sale of KCAL-TV were used at closing to repay all of the Company’s indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, will be available to repay outstanding indebtedness.

4.    Income Taxes

The Company recorded a gain from the sale of KCAL-TV in the second quarter of 2002 of $135 million, net of a provision for income taxes of $151 million. As a result of this income, the Company is able to realize a tax benefit from the utilization of the loss from operations for the six months ended June 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. The net tax payable on the gain and discontinued operations related to KCAL-TV is projected to be approximately $50 million. In addition, the Company has recorded a deferred tax asset of $30 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax paid for 2002.

The total tax provision/(benefit) recorded for the six months ended June 30, 2002 is as follows:

	Federal	State	Total
Current	$40,431,892	$12,681,748	$53,113,640
Deferred	(49,632,914)	(11,817,360)	(61,450,274)

Total	$(9,201,022)	$864,388	$(8,336,634)

The provision/(benefit) is allocated on the income statement as follows:

Benefit from Income Tax on Continuing Operations	$(122,020,988)
Discontinued Operations:
Expense from Discontinued Operations	2,327,250
Expense from Gain on Sale of KCAL-TV	150,817,274
Benefit from Cumulative Effect of Accounting Change	(39,460,170)

Total	$(8,336,634)

On December 31, 2001 the Company had NOL carryforwards for tax purposes of approximately $300 million, some of which are subject to an annual limitation imposed by IRC Section 382. It is estimated that approximately $250 million of these NOL carryforwards will be utilized in 2002.

Significant components of the Company’s deferred tax assets/(liabilities) as of December 31, 2001 and June 30, 2002 are as follows:

	12/31/2001	6/30/2002
Deferred tax Assets/(Liabilities):
Stock Option Compensation Accrued	$7,032,890	$7,032,890
Accounts Receivable	751,047	717,989
Hedging Gain/Loss	4,121,961	4,121,961
Fixed Assets	2,252,092	3,643,443
Other	577,424	416,366
Deferred Gain on Interest Rate Swaps	(813,828)	(813,828)
Intangibles	(83,496,269)	77,631,281
Net Operating Loss Carryforwards	121,396,267	21,059,350
Less: Valuation Allowance for Deferred Tax Assets	(83,271,857)	(83,809,452)

Net Deferred Tax Asset/(Liability)	$(31,450,273)	$30,000,000

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

Introduction

The operating revenue of the Company’s stations is derived primarily from advertising revenue and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The stations’ primary operating expenses are for employee compensation, news gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

Advertising is sold for placement within and adjoining a station’s network and locally originated programming. Advertising is sold in time increments and is priced primarily on the basis of a program’s popularity among the specific audience an advertiser desires to reach, as measured principally by periodic audience surveys. In addition, advertising rates are affected by the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates are highest during the most desirable viewing hours, with corresponding reductions during other hours. The ratings of a local station affiliated with a national television network can be affected by ratings of network programming.

Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company’s annual gross revenue is generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. (“AYI”), a wholly-owned national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

The advertising revenue of the Company’s stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

The Company defines “broadcast cash flow” as operating income plus depreciation and amortization (including amortization of program license rights), non-cash compensation, and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company’s ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following table sets forth certain operating data for the three and six months ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)
Operating income	$23,932	$8,461	$37,539	$8,354
Add:
Amortization of program license rights	4,445	4,129	8,936	8,419
Depreciation and amortization	11,615	5,906	23,329	12,018
Corporate overhead	2,894	3,023	5,640	5,751
Non-cash compensation	393	304	847	681
Less:
Payments for program license liabilities	(4,332)	(4,151)	(8,593)	(8,214)

Broadcast cash flow	$38,947	$17,672	$67,698	$27,009

Recent Developments

KCAL-TV Sale.    On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for approximately $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company’s consolidated results from continuing operations for the three and six months ended June 30, 2001 and 2002. The Company recorded a gain on the sale of approximately $135.1 million, net of a provision for income taxes of $150.8 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the six months ended June 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company has recorded a deferred tax asset of $30.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax to be paid in 2002.

Par Offers.    On August 7, 2002, the Company announced that it intends to commence, on August 12, 2002, offers to purchase for cash (i) all of its outstanding 8-1/2% Senior Notes due 2008, (ii) a maximum of $206.0 million and a minimum of $54.5 million principal amount of its 10% Senior Subordinated Notes due 2011, (iii) a maximum of $51.5 million and a minimum of $13.6 million principal amount of its 9% Senior Subordinated Notes due 2006 and (iv) a maximum of $82.4 million and a minimum of $21.8 million principal amount of its 8-3/4% Senior Subordinated Notes due 2007. The purchase price to be offered for notes validly tendered and not withdrawn is equal to $1,000 per $1,000 principal amount of notes tendered, plus accrued and unpaid interest through the payment date. The purpose of the offers is to make “excess proceeds offers” with the net proceeds resulting from the sale of KCAL-TV, in accordance with and pursuant to the terms of the indentures governing the Notes. The net proceeds of the KCAL-TV sale are approximately $340 million. The offers will expire, unless earlier terminated, at 5:00 p.m., New York City time, on September 12, 2002, unless otherwise extended. The Company, in its sole discretion, may terminate the offers at any time prior to the expiration date.

The offer to purchase the subordinated notes will be made concurrently with the offer to purchase the senior notes; provided, however, pursuant to the terms of the indentures governing the notes, the holders of senior notes are entitled to have their senior notes purchased in full prior to any purchase of subordinated notes pursuant to the subordinated notes offer. Accordingly, the amount of “net proceeds” which will be available to be paid to the holders of subordinated notes in the subordinated note offer will be equal to the amount of the net proceeds from the KCAL-TV sale not used to purchase senior notes pursuant to the senior note offer, which amount will be available to purchase tendered subordinated notes on a pro rata basis in accordance with the terms of the indentures governing the subordinated notes.

Critical Accounting Policies

The Company’s critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At June 30, 2002, the Company had $81.4 million in net property and equipment, $25.5 million of goodwill, $512.4 million of broadcast licenses and $24.7 million of other amortizable intangibles. During 2001, the Company did not record any impairment losses related to property and equipment or broadcast licenses and other intangibles. The Company completed its review for impairment of goodwill and certain other intangibles under the new accounting standard in 2002. In 2002, the Company recognized an impairment of $268.7 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $39.5 million. See notes 2 and 3 to the Company’s consolidated financial statements.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$46,476	53.9	$33,672	53.9	$86,819	53.9	$62,699	54.1
National	31,581	36.6	21,287	34.0	58,254	36.2	38,354	33.1
Network	5,048	5.9	3,079	4.9	9,856	6.1	5,947	5.1
Political	790	0.9	3,365	5.4	933	0.6	6,309	5.4
Production/Other	2,286	2.7	1,103	1.8	5,163	3.2	2,691	2.3

Total	$86,181	100.0	62,506	100.0	$161,025	100.0	116,000	100.0
Commissions	(11,338)	(13.2)	(8,056)	(12.9)	(21,064)	(13.1)	(14,963)	(12.9)

Net Revenue	$74,843	86.8	$54,450	87.1	$139,961	86.9	$101,037	87.1

Results of Operations

In accordance with new accounting standards issued in 2001, the results from continuing operations for the three and six months ended June 30, 2002 and 2001 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net revenue for the three months ended June 30, 2002 was $54.5 million, a decrease of $20.3 million, or 27.1%, compared to $74.8 million for the three months ended June 30, 2001. The continued decline of the general San Francisco advertising market and the corresponding lower revenues at KRON-TV accounted for approximately $21.6 million of this decrease, resulting in reductions in the Company’s gross local and national revenues of 27.6% and 32.6%, respectively. Included in the $21.6 million decrease from KRON-TV is a $2.0 million reduction in network compensation relating to KRON-TV’s conversion to an independent station. Political revenue for the Company for the three months ended June 30, 2002 was $3.4 million, an increase of $2.6 million from the three months ended June 30, 2001. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa and South Dakota in the second quarter of 2002, while the second quarter of 2001 had fewer contested state and local elections.

Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2002 were $32.6 million, compared to $31.6 million for the three months ended June 30, 2001, an increase of $1.0 million, or 3.2%. All of this increase is attributable to new barter programs being aired in San Francisco because of KRON-TV’s conversion to an independent station.

Amortization of program license rights for the three months ended June 30, 2002 was $4.1 million, compared to $4.4 million for the three months ended June 30, 2001, a decrease of $316,000, or 7.1%. The reduction is the result of several stations not renewing expensive programming and replacing these programs with more reasonably priced shows.

Depreciation of property and equipment and amortization of intangible assets was $5.9 million for the three months ended June 30, 2002, compared to $11.6 million for the three months ended June 30, 2001, a decrease of $5.7 million, or 49.1%. The decrease is primarily attributable to the Company’s application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001 by the Financial Accounting Standards Board. Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement.

Corporate overhead was $3.0 million for the three months ended June 30, 2002, compared to $2.9 million for the three months ended June 30, 2001, an increase of $128,000, or 4.4%. The increase is the result of additional personnel fees, and professional fees for bank amendments and tax planning.

Non-cash compensation was $304,000 for the three months ended June 30, 2002, compared to $393,000 for the three months ended June 30, 2001, a decrease of $89,000.

Interest expense for the three months ended June 30, 2002 was $24.7 million, compared to $29.6 million for the three months ended June 30, 2001, a decrease of $4.9 million, or 16.6%. The reduction was primarily the result of lower debt levels in 2002, as compared to 2001 and reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.

The Company recorded $4.0 million of non-cash interest income for the three months ended June 30, 2002, net of approximately $2.2 million of which related to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company recorded a $6.2 million mark-to-market change in fair value, recorded as income or gain, of its current outstanding hedges (see “Liquidity and Capital Resources”).

The Company recorded a loss on extinguishment of debt of $4.7 million in the second quarter of 2002 relating to the permanent repayment of the term loan facilities under the Company’s senior credit facilities (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for approximately $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of approximately $135.1 million, net of a provision for income taxes of $150.8 million. As a result of this sale, the Company recorded income from discontinued operations of $312,000 and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, net of applicable taxes.

As a result of the factors discussed above, the net income for the Company was $240.3 million for the three months ended June 30, 2002, compared with a net loss of $3.8 million for the three months ended June 30, 2001.

Broadcast cash flow for the three months ended June 30, 2002 was $17.7 million, compared with $38.9 million for the three months ended June 30, 2001, a decrease of $21.2 million, or 54.5%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the three months ended June 30, 2002 decreased to 32.5% from 52.0% for the same period in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net revenue for the six months ended June 30, 2002 was $101.0 million, a decrease of $39.0 million, or 27.9%, compared to $140.0 million for the six months ended June 30, 2001. The continued decline of the general San Francisco advertising market and the corresponding lower revenues at KRON-TV accounted for approximately $39.6 million of this decrease, resulting in reductions in the Company’s gross local and national revenues of 27.8% and 34.2%, respectively. Included in the $39.6 million decrease from KRON-TV is a $4.0 million reduction in network compensation relating to KRON-TV’s conversion to an independent station. Political revenue for the six months ended June 30, 2002 was $6.3 million, an increase of $5.4 million from the six months ended June 30, 2001. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2001 had fewer contested state and local elections.

Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2002 were $65.8 million, compared to $63.7 million for the six months ended June 30, 2001, an increase of $2.1 million, or 3.3%. All of this increase is attributable to new barter programs being aired in San Francisco because of KRON-TV’s conversion to an independent station.

Amortization of program license rights for the six months ended June 30, 2002 was $8.4 million, compared to $8.9 million for the six months ended June 30, 2001, a decrease of $517,000, or 5.8%. The reduction is the result of several stations not renewing expensive programming and replacing these programs with more reasonably priced shows.

Depreciation of property and equipment and amortization of intangible assets was $12.0 million for the six months ended June 30, 2002, compared to $23.3 million for the six months ended June 30, 2001, a decrease of $11.3 million, or 48.5%. The decrease is primarily attributable to the Company’s application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001 by the Financial Accounting Standards Board. Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement.

Corporate overhead was $5.7 million for the six months ended June 30, 2002, compared to $5.6 million for the six months ended June 30, 2001, an increase of $111,000, or 2.0%. The increase is the result of additional personnel fees, and professional fees for bank amendments and tax guidance.

Non-cash compensation was $681,000 for the six months ended June 30, 2002, compared to $847,000 for the six months ended June 30, 2001, a decrease of $166,000.

Interest expense for the six months ended June 30, 2002 was $51.5 million, compared to $60.8 million for the six months ended June 30, 2001, a decrease of $9.3 million, or 15.3%. The reduction was primarily the result of lower debt levels in 2002, as compared to 2001 and reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.

The Company recorded $290,000 of non-cash interest income for the six months ended June 30, 2002. The Company recorded $4.5 million of non-cash interest expense relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company recorded a $4.2 million mark-to-market change in fair value, recorded as income or gain, of its current outstanding hedges (see “Liquidity and Capital Resources”).

The Company recorded a loss on extinguishment of debt of $4.7 million in the second quarter of 2002 relating to the permanent repayment of the term loan facilities under the Company’s senior credit facilities (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for approximately $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of approximately $135.1 million, net of a provision for income taxes of $150.8 million. As a result of this sale, the Company recorded income from discontinued operations of $3.2 million and $575,000 for the six months ended June 30, 2002 and 2001, respectively, net of applicable taxes.

The Company recorded a cumulative effect of accounting charge of $268.7 million, net of tax benefits of approximately $39.5 million, in 2002, related to the adoption of the new accounting standard SFAS No. 142. Under SFAS No. 142, the Company will subject to annual impairment tests and if the tests conclude that an impairment has occurred, the Company will be required to take a charge to operations.

As a result of the factors discussed above, the net loss for the Company was $56.8 million and $36.0 million for the six months ended June 30, 2002 and 2001, respectively.

Broadcast cash flow for the six months ended June 30, 2002 was $27.0 million, compared with $67.7 million for the six months ended June 30, 2001, a decrease of $40.7 million, or 60.1%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the six months ended June 30, 2002 decreased to 26.7% from 48.4% for the same period in 2001.

Liquidity and Capital Resources

Cash provided by operations for the six months ended June 30, 2002 and 2001 was $4.1 million and $24.7 million, respectively. The continued decline of advertising revenue in the San Francisco market resulted in reduction of cash flows from operating activities for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. During the fourth quarter of 2001, trade accounts payable increased, causing a timing difference and a $3.1 million decrease in trade accounts payable for the six months ended June 30, 2001, compared to an increase of $722,000 for the six months ended June 30, 2002. The lower debt levels and reduced effective interest rates relating to the Company’s borrowings in 2002 resulted in a decrease in accrued expenses of $6.2 million for the six months ended June 30, 2002, compared to a decrease of $2.7 million for the six months ended June 30, 2001. The decline in advertising revenue caused the accounts receivable to decrease $18.4 million for the six months ended June 30, 2002, compared to a decrease of $13.6 million for the six months ended June 30, 2001. Prepaid expenses for the six months ended June 30, 2002 decreased $1.4 million, compared to a decrease of $421,000 for the six months ended June 30, 2001. The Company made payments for program license liabilities of $25.1 million for the six months ended June 30, 2002, compared to $28.0 million for the six months ended June 30, 2001, a decrease of $2.9 million, or 10.4%. All of this decrease is attributable to KCAL-TV airing fewer Los Angeles Laker games in the second quarter of 2002, than in 2001.

KRON and KCAL together contributed approximately 56.8% of the Company’s broadcast cash flow for the year ended December 31, 2001. As a result of the sale of KCAL, the performance of KRON will have a larger proportionate impact on the Company’s operating results and broadcast cash flow. Consequently, the Company will be particularly susceptible to economic conditions in the San Francisco advertising market. The general San Francisco market continues to be sharply lower in the first and second quarters of 2002 as compared to 2001 and the Company is unable to predict with any certainty when the San Francisco market will improve.

Cash provided by investing activities for the six months ended June 30, 2002 was $625.9 million, compared to cash used in investing activities for the six months ended June 30, 2001 of $7.8 million. Investing activities in 2002 included $632.2 million of proceeds from the sale of KCAL on May 15, 2002 to Viacom Inc. During 2002 and 2001, the Company had been and is continuing to incur significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. The timing of these projects have been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. Commencing in 2001, the Company has made a concerted effort to preserve cash by not replacing equipment unless absolutely necessary, and this practice has continued into 2002. Deposits for the Company increased $4.6 million for the six months ended June 30, 2002, as compared to an increase of $5.0 million for the six months ended June 30, 2001. The increases in the 2002 and 2001 deposits were primarily from the construction-in-

progress for the digital conversion. Construction-in-progress balances at June 30, 2002 and 2001 were $16.0 million and $13.0 million, respectively. The Company estimates by the end of 2002, the entire $16.0 million in construction-in-progress will be placed in service and recorded as an addition to capital expenditures. The Company anticipates spending approximately $12.7 million on additional capital expenditures in the second half of 2002. The $16.0 million of construction-in-progress at June 30, 2002 combined with the estimated capital expenditure additions totals approximately $28.7 million of capital expenditures placed in service for 2002. However, since approximately $11.6 million was paid for in 2001, the cash payments in 2002 relating to capital expenditures will be approximately $17.1 million.

Cash used in financing activities for the six months ended June 30, 2002 was $147.3 million, compared to cash provided by financing activities of $85.0 million for the six months ended June 30, 2001. On March 1, 2001, the Company completed the sale of the March 2001 Notes (as defined) and received proceeds of $500.0 million principal amount and a premium of approximately $8.4 million (see below). The Company used approximately $254.4 million of the net proceeds to redeem all of its 11 ¾% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining net proceeds, approximately $256.2 million, to repay a portion of its outstanding indebtedness under its senior credit facilities. On June 26, 2001, the Company completed an underwritten public offering of 3 million shares of its Class A common stock at a price per share of $36.00. The proceeds of the offering, net of underwriting discounts and commissions, was $103.5 million and all of such net proceeds were used by the Company to repay indebtedness outstanding under its senior credit facilities. During the first six months of 2002, the Company used approximately $226.2 million of the net proceeds from the sale of KCAL-TV to repay in full all indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, will be available to repay outstanding indebtedness.

On June 26, 2000, the Company entered into a new senior credit facility which provided for borrowings of up to an aggregate of $600.0 million (the “New Senior Credit Facility”) in the form of an amortizing term loan facility in the amount of $125.0 million (“Term A”) that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million (“Term B”) that matures on December 31, 2006. Upon the sale of KCAL, all indebtedness outstanding under these term loans were repaid in full. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the “Amended and Restated Credit Facility”), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. Upon the closing of the sale of KCAL, all indebtedness outstanding under the term loan was repaid in full. Pursuant to an amendment to the Company’s senior credit facility, the revolving credit portion of the loan facility was reduced to $100.0 million. The New Senior Credit Facility and the Amended and Restated Credit Facility are referred to collectively as the “Senior Credit Facility.”

Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company’s obligation. In addition, the Company may utilize the undrawn amounts under the revolving portion of the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures.

Interest under the Senior Credit Facility is payable at the LIBOR rate, “CD Rate” or “Base Rate.” In addition to the index rates, the Company pays a floating percentage tied to the Company’s ratio of total debt to operating cash flow; ranging, in the case of LIBOR rate loans, from 1.75%, based upon a ratio under 5.0:1, to 3.5%, based upon a 7.0:1 or greater ratio for the Term A advances and revolver facility; and 3.75% for the Term B advances.

Each of the Subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its Subsidiaries.

The Senior Credit Facility requires the Company to maintain certain financial ratios. As of June 30, 2002, the Company was not in compliance with two of these ratios. Pursuant to Waiver and Amendment No. 7 to the Company’s Senior Credit Facility entered into on July 29, 2002, compliance with the financial ratios has been waived commencing for the quarter ending June 30, 2001 until December 30, 2003, and the Company is limited to $10.0 million of borrowing under the revolving facility until such time as the Company is in compliance with the financial ratios (without giving effect to the waivers). Effective with the issuance of the Senior Notes, as defined below, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2004 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x.

The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company’s debt to operating cash flow ratio at the end of such year) of its “Excess Cash Flow” for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding debt in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. There was no “Excess Cash Flow” for 2001, and thus no payment was required to be made for April 30, 2002.

On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes”). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its outstanding indebtedness under its Senior Credit Facility, including prepayment premiums, and to pay fees related to the Senior Notes. On July 2, 2002, the Company exchanged the Senior Notes for notes of the Company with substantially identical terms of the Senior Notes, except the new notes do not contain terms with respect to transfer restrictions.

Concurrent with the closing of the Senior Notes, the Senior Notes indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four interest payments on the Senior Notes (the “Escrow Account”). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years.

The Company’s total debt at June 30, 2002 was approximately $1,077.4 million, consisting of $825.0 million of Senior Subordinated Notes, $250.0 million of Senior Notes and $2.4 million of capital leases. In addition, at June 30, 2002, the Company had an additional $100.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility; provided, however, pursuant to the amendment and waiver entered into on July 29, 2002, the Company is limited to $10.0 million of borrowings under the revolving facility until such time as the Company is in compliance with the Senior Credit Facility financial ratios (without giving effect to the waivers).

On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap’s effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received will be recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the new swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded, for the six months ended June 30, 2002, $4.5 million of non-cash interest expense relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap which began on September 4, 2001. The Company recorded a $4.2 million mark-to-market change in fair value, recorded to non-cash interest income, of its current outstanding hedges in 2002.

The amount remaining in other comprehensive income from the terminated swaps are being amortized to earnings over what would have been the life of the swaps.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the senior credit facilities.

On November 27, 2001, the holders of a majority in principal amount of the Company’s 9% senior subordinated notes due 2006 consented to proposed amendments to the indenture governing the 9% senior subordinated notes. These amendments, among other things, provided the Company with flexibility to incur additional debt, including the Senior Notes. The amendments became effective upon the issuance of the Senior Notes. The Company paid consenting holders $25.00 in cash for each $1,000 principal amount of the 9% senior subordinated notes held by such consenting holders.

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as are required. The Company recorded a gain on the sale of KCAL of approximately $135.1 million, net of a provision for income taxes of $150.8 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the six months ended June 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Notes 2 and 4 to the financial statements). The Company expects to pay approximately $50.8 million of federal and state taxes for 2002 resulting primarily from the gain upon the sale of KCAL offset by available tax losses. As of December 31, 2001, the Company had approximately $300 million of net operating loss (“NOL”) carryforwards some of which are subject to annual limitations imposed by Internal Revenue Code Section 382. It is estimated that approximately $250 million of these NOL carryforwards will be utilized in 2002. In addition, the Company has recorded a deferred tax asset of $30.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax to be paid for 2002.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”), effective for fiscal years beginning after May 15, 2002. For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

The Company elected, in the second quarter of 2002, early application of the provisions of Statement 145 related to the rescission of Statement 4. Accordingly, the Company reclassified $12.4 million it recorded in 2001 as an extraordinary loss on extinguishment of debt to its loss from continuing operations for the six months ended June 30, 2001. In addition, the Company recorded a loss on the extinguishment of debt in the second quarter of 2002 of approximately $4.7 million relating to its deferred financing costs under its senior credit facilities and their repayment as a result of the sale of KCAL-TV (see Note 3 to the Financial Statements).

The Company applied FAS No. 142, the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $6.8 million and $14.5 million for the three and six months ended June 30, 2002, respectively. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002. In 2002, the Company recognized an impairment loss of $268.7 million and recorded it as a cumulative effect of an accounting change, net of a provision for income taxes of $39.5 million (See Note 2 to Financial Statements). Under FAS No. 142, the Company will be subject to annual impairment tests. If the test concludes that an impairment has occurred, the Company will be required to take a charge to operations.

The Company applied the new rules on accounting for the discontinuation of a component of an entity on January 1, 2002. As a result of applying FAS 144, the Company recorded income from its discontinued operations of $2.4 million and $575,000 for the three and six months ended June 30, 2001, respectively, and income from its discontinued operations of $312,000 and $3.2 million for the three and six months ended June 30, 2002, respectively. In addition, the Company classified assets held for sale at December 31, 2001 of $332.2 million, and liabilities held for sale at December 31, 2001 of $20.3 million (see Note 3 to Financial Statements).

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility with no amounts outstanding as of June 30, 2002, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s senior subordinated notes of approximately $825.0 million outstanding as of June 30, 2002 are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The senior subordinated notes have fixed rates of interest ranging from 8 ¾% to 10% are ten-year notes, maturing in various years commencing 2006.

The Company’s Senior Notes of approximately $250.0 million as of June 30, 2002 have a fixed rate of interest of 8 ½% maturing in 2008.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, the Company entered into derivative financial instruments in June 2001. These derivative financial instruments are interest rate swap agreements that expire in 2011. We do not apply hedge accounting to these instruments.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

On May 6, 2002, the Company held its 2002 annual meeting of stockholders to (i) elect nine directors of the Company to serve for a term of one year, (ii) approve an amendment to the Young Broadcasting Inc. Amended and Restated 1995 Stock Option Plan to increase the total number of shares with respect to which options and stock appreciation rights may be granted thereunder from 3,300,000 to 4,550,000, (iii) approve an amendment to the Company’s Certificate of Incorporation to broaden the definition of “Management Group,” (iv) approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 20,000,000 to 40,000,00, and (v) ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002.

The following individuals were elected to serve as directors until the next annual meeting:

	Vote For	Vote Withheld
Vincent J. Young	33,601,640	2,535,937
Adam Young	33,601,640	2,535,937
Ronald J. Kwasnick	33,601,640	2,535,937
James A. Morgan	33,601,640	2,535,697
Bernard F. Curry	35,662,616	474,961
Alfred J. Hickey, Jr.	35,662,616	474,961
Leif Lomo	35,662,616	474,961
Richard Lowe	35,662,616	474,961
David C. Lee	35,662,616	474,961

Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

The stockholders approved an amendment to the Young Broadcasting Inc. Amended and Restated 1995 Option Plan to increase the total number of shares with respect to which options and stock appreciated rights may be granted thereunder from 3,300,000 to 4,550,000. The result of the vote was as follows: 26,427,357 votes were for the amendment and 7,379,620 votes were against the amendment.

The stockholders approved an amendment to the Company’s Certificate of Incorporation which broadened the definition of “Management Group.” The result of the vote was as follows: 34,248,813 votes were for the amendment and 1,877,038 votes were against the amendment.

The shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 20,000,000 to 40,000,000. The result of the vote was as follows: 33,345,656 votes were for the amendment and 460,608 votes were against the amendment.

The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002. The result of the vote was as follows: 35,761,559 votes were for the selection and 374,768 votes were against the selection.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Company and all amendments thereto.

10.1	Waiver and Amendment No. 7 to Credit Agreement.

11	Statement Re Computation of Per Share Earnings.

(b)  Reports on Form 8-K.    The Company filed the following reports on Form 8-K during the second quarter of the year ending December 31, 2002.

Date Report	Date Report Filed with SEC	Items Reported
May 15, 2002	May 23, 2002	Item 2—Acquisition or Disposition of Assets
Item 7—Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

By:	/s/ VINCENT J. YOUNG
Vincent J. Young Chairman

Date: August 9, 2002

By:	/s/ JAMES A. MORGAN
James A. Morgan Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 9, 2002