Form 10-Q
period 2002-09-30
YOUNG BROADCASTING INC /DE/
filed 2002-11-07
CIK 929144

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002	Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-3339681 (I.R.S. Employer Identification Number)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant's telephone number, including area code:            (212) 754-7070

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Number of shares of Common Stock outstanding as of October 31, 2002: 17,497,178 shares of Class A Common Stock, and 2,226,266 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Table of Contents

Part I Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,936,794	$95,997,900
Trade accounts receivable, less allowance for doubtful accounts of $2,385,000 in 2001 and $2,357,000 in 2002	78,230,696	39,971,987
Escrow account—current	21,418,943	21,147,469
Current portion of program license rights	11,835,068	22,419,291
Prepaid expenses	3,484,179	10,818,891
Assets of station held for sale	332,173,627	—

Total current assets	449,079,307	190,355,538
Property and equipment, less accumulated depreciation and amortization of $145,651,872 in 2001 and $158,208,763 in 2002	88,446,779	82,691,934
Program license rights, excluding current portion	3,193,823	1,304,993
Escrow account	20,358,775	10,496,225
Deposits and other assets	16,545,585	18,749,016
Deferred tax asset	—	14,000,000
Goodwill	96,994,045	25,543,772
Broadcast licenses	821,706,787	512,427,167
Intangible assets with finite lives, less accumulated amortization	25,192,886	23,823,008
Deferred charges less accumulated amortization of $8,054,830 in 2001 and $3,609,634 in 2002	21,497,029	9,880,570

Total Assets	$1,543,015,016	$889,272,223

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$20,248,408	$12,128,844
Accrued expenses and other current liabilities	39,703,727	43,518,764
Current installments of program license liability	9,437,789	20,154,641
Current installments of long-term debt	1,269,223	—
Current installments of obligations under capital leases	594,793	460,415
Liabilities of station held for sale	20,336,395	—

Total current liabilities	91,590,335	76,262,664
Program license liability, excluding current installments	3,635,786	1,813,112
Long-term debt, excluding current installments	144,383,881	—
Senior Notes	250,000,000	156,890,000
Senior Subordinated Notes	825,000,000	568,110,000
Deferred taxes and other liabilities	91,575,455	8,140,817
Obligations under capital leases, excluding current installments	2,061,379	1,737,883

Total liabilities	1,408,246,836	812,954,476

Stockholders' equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,369,573 shares at 2001 and 17,461,242 shares at 2002	17,369	17,462
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,264,716 shares at 2001 and 2,226,266 at 2002	2,265	2,226
Additional paid-in capital	374,892,759	375,973,739
Accumulated other comprehensive loss	(10,304,903)	(4,158,529)
Accumulated deficit	(229,839,310)	(295,517,151)

Total stockholders' equity	134,768,180	76,317,747

Total liabilities and stockholders' equity	$1,543,015,016	$889,272,223

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net operating revenue	$57,840,417	$57,879,844	$197,801,168	$158,917,284

Operating expenses	18,780,656	19,509,537	54,957,627	56,572,853
Amortization of program license rights	4,484,697	4,365,237	13,421,136	12,783,868
Selling, general and administrative expenses	13,232,989	14,169,643	40,724,170	42,921,208
Depreciation and amortization	12,017,225	5,795,947	35,346,560	17,813,713
Corporate overhead	2,422,954	2,626,846	8,063,340	8,378,172
Non-cash compensation	346,300	239,331	1,193,414	920,451

Operating income	6,555,596	11,173,303	44,094,921	19,527,019

Interest (expense), net	(26,125,748)	(21,880,294)	(86,908,666)	(73,392,355)
Non-cash change on market valuation of swaps	4,344,881	4,594,612	4,344,881	4,305,039
Loss on extinguishment of debt	—	(4,698,470)	(12,436,550)	(9,391,095)
Other income (expense), net	42,196	(179,304)	(852,108)	(437,501)

	(21,738,671)	(22,163,456)	(95,852,443)	(78,915,912)

(Loss) from continuing operations before benefit from income tax and cumulative effect of accounting change	(15,183,075)	(10,990,153)	(51,757,522)	(59,388,893)
(Expense) benefit from income tax	—	(2,701,630)	—	119,319,358

(Loss) income from continuing operations before cumulative effect of accounting change	(15,183,075)	(13,691,783)	(51,757,522)	59,930,465
Discontinued operations:
Income from discontinued operations, net of applicable taxes	1,747,963	353,465	2,322,937	3,551,500
Gain on sale of station, net of applicable taxes	—	4,488,733	—	139,554,079

(Loss) income before cumulative effect of accounting change	(13,435,112)	(8,849,585)	(49,434,585)	203,036,044
Cumulative effect of accounting change, net of applicable taxes	—	—	—	(268,713,885)

Net loss	$(13,435,112)	$(8,849,585)	$(49,434,585)	$(65,677,841)

Basic net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.77)	$(0.70)	$(2.92)	$3.05
Income from discontinued operations, net	0.09	0.02	0.13	0.18
Gain on sale of station, net	—	0.23	—	7.10
Cumulative effect of accounting change, net	—	—	—	(13.67)

Net loss per common share-basic	$(0.68)	$(0.45)	$(2.79)	$(3.34)

Diluted net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.77)	$(0.70)	$(2.92)	$3.03
Income from discontinued operations, net	0.09	0.02	0.13	0.18
Gain on sale of station, net	—	0.23	—	7.05
Cumulative effect of accounting change, net	—	—	—	(13.58)

Net loss per common share-diluted	$(0.68)	$(0.45)	$(2.79)	$(3.32)

Weighted average shares—Basic	19,606,217	19,684,304	17,699,224	19,664,263

Weighted average shares—Diluted	19,606,217	19,684,304	17,699,224	19,781,265

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Comprehensive Loss	Total Stockholders' Equity
	Class A	Class B
Balance at December 31, 2001	$17,369	$2,265	$374,892,759	$(229,839,310)	$(10,304,903)		$134,768,180
Contribution of shares into Company's defined contribution plan	48		935,109				935,157
Conversion of Class B Common Stock to Class A Common Stock	39	(39)
Exercise of stock options			3,770				3,770
Employee stock purchase plan	6		142,101				142,107
Net loss for the nine months ended September 30, 2002				(65,677,841)		$(65,677,841)	(65,677,841)
Comprehensive Loss
Amount of reclassification to earnings					6,146,374	6,146,374	6,146,374

Total						$(59,531,467)

Balance at September 30, 2002	$17,462	$2,226	375,973,739	$(295,517,151)	$(4,158,529)	—	$76,317,747

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2001	2002
Operating activities
Net loss	$(49,434,585)	$(65,677,841)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Cumulative effect of change in accounting, net of taxes	—	268,713,885
Gain on sale of KCAL-TV, net of taxes	—	(139,554,079)
Provision for deferred tax benefit	—	(119,319,358)
Depreciation and amortization of property and equipment	19,020,702	14,028,000
Amortization of program license rights	39,655,126	32,839,551
Amortization of broadcasting licenses, other intangibles and deferred charges	27,692,372	4,772,745
Non-cash compensation	1,193,414	920,451
Non-cash interest expense	1,839,413	—
Non-cash change on market valuation of swap	(6,184,294)	(4,305,039)
Loss on extinguishment of debt	12,436,550	9,391,095
Loss on sale of fixed assets	58,882	17,920
Income from escrow deposits	—	(963,976)
Interest payments from escrow account	—	11,098,000
Income tax payments	—	(40,000,000)
Payments on programming license liabilities	(37,064,520)	(29,446,456)
Decrease in trade accounts receivable	30,102,817	38,074,566
Increase in prepaid expenses	(6,889,041)	(7,372,424)
(Decrease) increase in trade accounts payable	(7,454,488)	1,064,275
Decrease in accrued expenses and other liabilities	(13,832,717)	(6,332,337)

Net cash provided by (used in) operating activities	11,139,631	(32,051,022)

Investing activities
Net proceeds from sale of KCAL-TV	—	632,167,115
Capital expenditures	(3,962,322)	(7,335,994)
Increase in deposits and other assets	(7,643,941)	(1,822,339)

Net cash (used in) provided by investing activities	(11,606,263)	623,008,782

Financing activities
Proceeds from issuance of subordinated debt	508,411,991	—
Proceeds from issuance of common stock	103,500,000	—
Principal payments on long-term debt	(405,746,158)	(236,523,804)
Borrowings from working capital facility	51,175,000	90,870,700
Redemption of senior notes	—	(93,110,000)
Redemption of subordinated debt	(254,445,131)	(256,890,000)
Deferred acquisition and debt financing costs incurred	(4,951,464)	(606,001)
Proceeds from exercise of Common Stock options	572,445	3,770
Principal payments under capital lease obligations	(924,115)	(641,319)

Net cash used in financing activities	(2,407,432)	(496,896,654)

Net (decrease) increase in cash	(2,874,064)	94,061,106
Cash and cash equivalents at beginning of year	5,576,009	1,936,794

Cash and cash equivalents at September 30	$2,701,945	$95,997,900

Supplemental disclosure of cash flow information
Interest paid	$100,883,574	$91,742,707

Income taxes paid	$—	$40,000,000

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

2. Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities ("Statement 146"), effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

        In April 2002, the FASB issued Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"), effective for fiscal years beginning after May 15, 2002. For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

        The Company elected, in the second quarter of 2002, early application of the provisions of Statement 145. Accordingly, the Company reclassified to its loss from continuing operations in 2001 $12.4 million it had recorded in 2001 as an extraordinary loss on extinguishment of debt. The Company recorded a loss on the extinguishment of debt in the second quarter of 2002 of approximately $4.7 million relating to its deferred financing costs under its senior credit facilities and their repayment using the net proceeds of the sale of KCAL-TV. In addition, the Company recorded a loss on the extinguishment of debt in the third quarter of 2002 of approximately $4.7 million relating to the deferred financing costs under its senior notes and senior subordinated notes and their partial purchase using a portion of the net proceeds of the sale of KCAL-TV (see Notes 3 and 5).

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $5.8 million and $20.4 million for the three and nine months ended September 30, 2002. In May 2002, the Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new standard in January 2002, recognized an impairment loss of $268.7 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $39.5 million. The deferred tax benefit was recorded in the second quarter of 2002, when it became realizable. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California. The Company engaged the services of a consulting firm that specializes in valuations, asset appraisals and related financial services for the communications industry to perform the analysis for impairment. This consulting firm used a discounted cash flow approach, consisting of a study of variables, such as revenue projections, projected operating profit margins, and discount rates, to determine the fair value of the station. The Company will perform its 2002 annual impairment test in the fourth quarter of 2002. Based on the lower than expected revenues at KRON-TV in connection with the weak advertising conditions in the San Francisco market during the first half of the year and the loss of the NBC affiliation of KRON-TV on January 1, 2002, management believes that it is possible that an additional impairment of KRON-TV's broadcast license may be determined. If an impairment loss is required, it will be recorded as a charge to continuing operations. At this time, management is unable to reasonably estimate the amount of such an impairment.

        The following table sets forth the additional disclosures related to goodwill and intangible assets required under Statement 142:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Amortized intangible assets:
Intangible assets	$28,899	$(5,076)	$36,446	$(11,253)
Unamortized intangible assets:
Broadcast licenses	$512,427		$821,707

        Aggregate Amortization Expense (excluding KCAL-TV for all periods presented), (dollars in thousands):

For three months ended 9/30/02	$1,325
For three months ended 9/30/01	$7,396
For nine months ended 9/30/02	$4,621
For nine months ended 9/30/01	$21,525

        Estimated Amortization Expense (dollars in thousands):

For year ended 12/31/02	$6,089
For year ended 12/31/03	$5,314
For year ended 12/31/04	$5,259
For year ended 12/31/05	$5,183
For year ended 12/31/06	$4,787

        The change in the carrying amount of goodwill for the nine months ended September 30, 2002 is as follows (dollars in thousands):

Balance as of January 1, 2002	$96,994
Goodwill reduction related to sale of KCAL-TV	(71,450)

Balance as of September 30, 2002	$25,544

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	Net loss	Net loss
	(dollars in thousands)
Reported	$(13,435)	$(49,435)
Add back: Goodwill amortization	1,571	4,713
Add back: Broadcast licenses amortization	6,191	18,573

Adjusted	$(5,673)	$(26,149)

Basic and diluted earnings-per common share:
Reported	$(0.69)	$(2.79)
Goodwill amortization	0.08	0.27
Broadcast licenses amortization	0.32	1.05

Adjusted	$(0.29)	$(1.48)

3. Sale of KCAL-TV

        On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company's consolidated results from continuing operations for the three and nine months ended September 30, 2001 and 2002. The Company recorded a gain on the sale of $139.6 million, net of a provision for income taxes of $147.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the nine months ended September 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Note 2). The net tax payable on the gain and discontinued operations related to KCAL-TV is projected to be approximately $36.5 million. In addition, the Company has recorded a deferred tax asset of $14.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax paid for 2002.

        The Company applied FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 144"), and the new rules on accounting for the discontinuation of a component of an entity on January 1, 2002. As a result of applying Statement 144, the Company recorded income from its discontinued operations of $1.7 million and $2.3 million for the three and nine months ended September 30, 2001, respectively, and income from its discontinued operations of $353,000 and $3.6 million for the three and nine months ended September 30, 2002, respectively. In addition, the Company classified assets held for sale at December 31, 2001 of $332.2 million, and liabilities held for sale at December 31, 2001 of $20.3 million (see below).

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

        $225.3 million of the net proceeds from the sale of KCAL-TV were used at closing to repay all of the Company's indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, of $350.0 million were used to repay a portion of the outstanding indebtedness under the Company's senior notes and senior subordinated notes pursuant to the par offers (see Note 5).

4. Income Taxes

        The Company recorded a gain from the sale of KCAL-TV for the nine months ended September 30, 2002 of $139.6 million, net of a provision for income taxes of $147.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the nine months ended September 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Note 2). The net tax payable on the gain and discontinued operations related to KCAL-TV is projected to be approximately $36.5 million. In addition, the Company has recorded a deferred tax asset of $14.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax paid for 2002.

        The total tax provision/(benefit) recorded for the nine months ended September 30, 2002 is as follows:

	Federal	State	Total
Current	$21,332,396	$15,176,786	$36,509,182
Deferred	(39,402,144)	(6,048,130)	(45,450,274)

Total	$(18,069,748)	$9,128,657	$(8,941,092)

        The provision/(benefit) is allocated on the income statement as follows:

Benefit from Income Tax on Continuing Operations	$(119,319,358)
Discontinued Operations:
Expense from Discontinued Operations	1,959,631
Expense from Gain on Sale of KCAL	147,878,805
Benefit from Cumulative Effect of Accounting Change	(39,460,170)

Total	$(8,941,092)

        On December 31, 2001, the Company had Net Operating Loss ("NOL") carryforwards for tax purposes of approximately $320 million, some of which are subject to an annual limitation imposed by IRC Section 382. It is estimated that approximately $270 million of these NOL carryforwards will be utilized in 2002.

        Significant components of the Company's deferred tax assets/(liabilities) as of December 31, 2001 and September 30, 2002 are as follows:

	12/31/2001	9/30/2002
Deferred Tax Assets/(Liabilities)
Intangibles	$(83,496,269)	$72,884,408
Net Operating Loss Carryforwards	121,396,267	21,375,235
Stock Option Compensation Accrued	7,032,890	7,032,890
Accounts Receivable	751,047	739,885
Hedging Gain/Loss	4,121,961	(1,781,961)
Fixed Assets	2,252,092	3,740,279
Other	577,424	416,366
Deferred Gain on Interest Rate Swaps	(813,828)	(4,808,432)
Less: Valuation Allowance for Deferred
Tax Assets	(83,271,857)	(85,598,670)

Net Deferred Tax Asset/(Liability)	$(31,450,273)	$14,000,000

5.    Senior Notes and Senior Subordinated Notes

        On August 12, 2002, the Company commenced offers to purchase for cash all of its 8 1/2% Senior Notes due 2008 (the "Senior Notes") and a portion of its outstanding 9% Senior Subordinated Notes due 2006, 8 3/4% Senior Subordinated Notes due 2007, and 10% Senior Subordinated Notes due 2011 (collectively referred to as the "Senior Subordinated Notes," and the Senior Notes and the Senior Subordinated Notes are collectively referred to as the "Notes"). These offers were made with the net proceeds from the sale of KCAL-TV, in accordance with the terms of the indentures governing the Notes. The net proceeds of the KCAL-TV sale, pursuant to the terms of the indentures, were approximately $350.0 million. The purchase price for the Notes in the offers was equal to $1,000 per $1,000 principal amount of the notes tendered and accepted, plus accrued and unpaid interest through September 17, 2002 in the case of the Senior Notes and September 24, 2002 in the case of the Senior Subordinated Notes. The offers expired in accordance with their terms on September 12, 2002.

        On September 18, 2002, pursuant to the terms of the Senior Note offer, the Company purchased $93.1 million aggregate principal amount of the Senior Notes (constituting all of the Senior Notes validly tendered and not withdrawn in the offer) and paid accrued interest of approximately $2.0 million thereon. On October 17, 2002, as a result of the purchase of Senior Notes and in accordance with the escrow agreement relating to the Senior Notes, approximately $11.8 million was released from the escrow account and is available to the Company for general corporate purposes.

        On September 25, 2002, pursuant to the terms of the Senior Subordinated Note offer, the Company purchased $38.9 million aggregate principal amount of its 9% Senior Subordinated Notes, $62.3 million aggregate principal amount of its 8 3/4% Senior Subordinated Notes and $155.7 million aggregate principal amount of its 10% Senior Subordinated Notes and paid accrued interest of approximately $681,100, $1.5 million and $1.0 million, respectively, thereon. The principal amount of the Senior Subordinated Notes paid was determined based on the pro-ration provisions of the indentures governing the Senior Subordinated Notes.

        Debt amounts outstanding at December 31, 2001 and September 30, 2002 were as follows (dollars in thousands):

	12/31/01	9/30/02
Senior Credit Facility	$145,653	$—
8 1/2% Senior Notes due 2008	250,000	156,890
9% Senior Subordinated Notes due 2006	125,000	86,081
8 3/4% Senior Subordinated Notes due 2007	200,000	137,730
10% Senior Subordinated Notes due 2011	500,000	344,299

Total Debt (excluding capital leases)	$1,220,653	$725,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS REPORT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

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

        The Company defines "broadcast cash flow" as operating income plus depreciation and amortization (including amortization of program license rights), non-cash compensation, and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data is commonly used as a measure of performance for broadcast companies and is also used to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

        The following table sets forth certain operating data for the three and nine months ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(dollars in thousands)
Operating income	$6,556	$11,173	$44,095	$19,527
Add:
Amortization of program license rights	4,485	4,365	13,421	12,784
Depreciation and amortization	12,018	5,796	35,347	17,814
Corporate overhead	2,423	2,627	8,063	8,378
Non-cash compensation	346	239	1,193	920
Less:
Payments for program license liabilities	(4,479)	(4,387)	(13,072)	(12,601)

Broadcast cash flow	$21,349	$19,813	$89,047	$46,822

Recent Developments

        Digital Upgrades.    The Company is in the process of upgrading its television stations to enable them to broadcast with digital technology. As of November 1, 2002, all of the company's television stations were capable of digital television broadcasts except for WTEN-TV (Albany), KWQC-TV (Davenport), KELO-TV (Sioux Falls) and KELO-TV's three satellite transmitters (KPLO-TV, KDLO-TV, KCLO-TV). All of these stations are in the process of completing their installation and should be on the air with digital transmissions before May 1, 2003. Applications, as required, have been filed with the Federal Communications Commissions requesting additional time to complete this work.

        KCAL Sale.    On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company's consolidated results from continuing operations for the three and nine months ended September 30, 2001 and 2002. The Company recorded a gain on the sale of $139.6 million, net of a provision for income taxes of $147.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the nine months ended September 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. The net tax payable on the gain and discontinued operations related to KCAL-TV is projected to be approximately $36.5 million. In addition, the Company has recorded a deferred tax asset of $14.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax paid for 2002.

        $225.3 million of the net proceeds from the sale of KCAL-TV were used at closing to repay all of the Company's indebtedness outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, of $350.0 million were used to repay a portion of the outstanding indebtedness under the Company's senior notes and senior subordinated notes pursuant to the par offers.

        Par Offers.    On August 12, 2002, the Company commenced offers to purchase for cash all of its 8 1/2% Senior Notes due 2008 (the "Senior Notes") and a portion of its outstanding 9% Senior Subordinated Notes due 2006, 8 3/4% Senior Subordinated Notes due 2007, and 10% Senior Subordinated Notes due 2011 (collectively referred to as the "Senior Subordinated Notes," and the

Senior Notes and the Senior Subordinated Notes are collectively referred to as the "Notes"). These offers were made with the net proceeds from the sale of KCAL-TV, in accordance with the terms of the indentures governing the Notes. The net proceeds of the KCAL-TV sale, pursuant to the terms of the indentures, were approximately $350.0 million. The purchase price for the Notes in the offers was equal to $1,000 per $1,000 principal amount of the notes tendered and accepted, plus accrued and unpaid interest through September 17, 2002 in the case of the Senior Notes and September 24, 2002 in the case of the Senior Subordinated Notes. The offers expired in accordance with their terms on September 12, 2002.

        On September 18, 2002, pursuant to the terms of the Senior Note offer, the Company purchased $93.1 million aggregate principal amount of the Senior Notes (constituting all of the Senior Notes validly tendered and not withdrawn in the offer) and paid accrued interest of approximately $2.0 million thereon. On October 17, 2002, as a result of the purchase of Senior Notes and in accordance with the escrow agreement relating to the Senior Notes, approximately $11.8 million was released from the escrow account and is available to the Company for general corporate purposes.

        On September 25, 2002, pursuant to the terms of the Senior Subordinated Note offer, the Company purchased $38.9 million aggregate principal amount of its 9% Senior Subordinated Notes, $62.3 million aggregate principal amount of its 8 3/4% Senior Subordinated Notes and $155.7 million aggregate principal amount of its 10% Senior Subordinated Notes and paid accrued interest of approximately $681,100, $1.5 million and $1.0 million, respectively, thereon. The principal amount of the Senior Subordinated Notes paid was determined based on the pro-ration provisions of the indentures governing the Senior Subordinated Notes.

Critical Accounting Policies

        The Company's critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At September 30, 2002, the Company had $82.7 million in net property and equipment, $25.5 million of goodwill, $512.4 million of broadcast licenses and $23.8 million of other amortizable intangibles. During 2001, the Company did not record any impairment losses related to property and equipment or broadcast licenses and other intangibles. In May 2002, the Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new accounting standard in January 2002, recognized an impairment loss of $268.7 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $39.5 million. See notes 2 and 3 to the Company's consolidated financial statements. The Company will perform its 2002 annual impairment test in the fourth quarter of 2002. Based on the lower than expected revenues at KRON-TV in connection with the weak advertising conditions in the San Francisco market during the first half of the year and the loss of the NBC affiliation at KRON-TV on January 1, 2002, management believes that it is possible that an additional impairment of KRON-TV's broadcast license may be determined. If an impairment loss is required, it will be recorded as a charge to continuing operations. At this time, management is unable to reasonably estimate the amount of such an impairment.

Television Revenues

        Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$35,611	53.4	$31,775	47.8	$122,430	53.8	$94,474	51.8
National	25,138	37.7	20,977	31.5	83,392	36.6	59,331	32.5
Network	4,494	6.7	2,659	4.0	14,350	6.3	8,606	4.7
Political	315	0.5	8,932	13.4	1,248	0.5	15,241	8.4
Production/Other	1,174	1.7	2,170	3.3	6,337	2.8	4,861	2.6

Total	$66,732	100.0	$66,513	100.0	$227,757	100.0	$182,513	100.0
Commissions	(8,892)	(13.3)	(8,633)	(13.0)	(29,956)	(13.2)	(23,596)	(12.9)

Net Revenue	$57,840	86.7	$57,880	87.0	$197,801	86.8	$158,917	87.1

Results of Operations

        The results from continuing operations for the three and nine months ended September 30, 2002 and 2001 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net revenue for the three months ended September 30, 2002 was $57.9 million, an increase of $40,000, or 0.1%, compared to $57.8 million for the three months ended September 30, 2001. The loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings negatively affected the revenues at KRON-TV, accounting for approximately $10.3 million of decreased revenues, resulting in reductions in the Company's gross local and national revenues of 10.8% and 16.6%, respectively. Included in the $10.3 million decrease from KRON-TV is a $1.9 million reduction in network compensation relating to KRON-TV's conversion to an independent station. Political revenue for the Company for the three months ended September 30, 2002 was $8.9 million, an increase of $8.6 million from the three months ended September 30, 2001. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa and South Dakota in the third quarter of 2002, while the third quarter of 2001 had fewer contested state and local elections.

        Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 2002 were $33.7 million, compared to $32.0 million for the three months ended September 30, 2001, an increase of $1.7 million, or 5.3%. Substantially all of this increase is attributable to new barter programs being aired in San Francisco because of KRON-TV's conversion to an independent station. Excluding increases related to new barter programs at KRON-TV, operating expenses for the three months ended September 30, 2002 remain unchanged from the same period in 2001.

        Amortization of program license rights for the three months ended September 30, 2002 was $4.4 million, compared to $4.5 million for the three months ended September 30, 2001, a decrease of $120,000, or 2.7%. The reduction was the result of several stations replacing expensive programming with less costly priced shows.

        Depreciation of property and equipment and amortization of intangible assets was $5.8 million for the three months ended September 30, 2002, compared to $12.0 million for the three months ended September 30, 2001, a decrease of $6.2 million, or 51.7%. The decrease is primarily attributable to the Company's application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001 by the Financial Accounting Standards Board. Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement.

        Corporate overhead was $2.6 million for the three months ended September 30, 2002, compared to $2.4 million for the three months ended September 30, 2001, an increase of $204,000, or 8.4%. The increase was the result of additional personnel costs, and professional costs in connection with amendments to senior credit facilities and tax planning advice.

        Non-cash compensation was $239,000 for the three months ended September 30, 2002, compared to $346,000 for the three months ended September 30, 2001, a decrease of $107,000.

        Interest expense for the three months ended September 30, 2002 was $21.9 million, compared to $26.1 million for the three months ended September 30, 2001, a decrease of $4.2 million, or 16.1%. The reduction was primarily the result of lower debt levels in 2002 as compared to 2001 and reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.

        The Company recorded $4.6 million of non-cash interest income for the three months ended September 30, 2002, net of approximately $1.7 million of which related to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company recorded a $6.3 million mark-to-market change in fair value, recorded as income or gain, of its current outstanding hedges (see "Liquidity and Capital Resources").

        The Company recorded a loss on extinguishment of debt of $4.7 million in the third quarter of 2002 relating to the purchase of senior notes and senior subordinated notes pursuant to the par offers (see "Liquidity and Capital Resources").

        On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. In the second quarter of 2002, the Company recorded a gain on the sale of $139.6 million, net of a provision for income taxes of $147.9 million. In the third quarter of 2002, the Company adjusted the gain calculation for post closing provisions amounting to an increase on the gain of approximately $1.6 million. As a result of this sale, the Company recorded income from discontinued operations of $353,000 and $1.7 million for the three months ended September 2002 and 2001, respectively, net of applicable taxes.

        As a result of the factors discussed above, the net loss for the Company was $8.8 million for the three months ended September 30, 2002, compared with a net loss of $13.4 million for the three months ended September 30, 2001.

        Broadcast cash flow for the three months ended September 30, 2002 was $19.8 million, compared with $21.3 million for the three months ended September 30, 2001, a decrease of $1.5 million, or 7.0%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the three months ended September 30, 2002 decreased to 34.2% from 36.9% for the same period in 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Net revenue for the nine months ended September 30, 2002 was $158.9 million, a decrease of $38.9 million, or 19.7%, compared to $197.8 million for the nine months ended September 30, 2001. The decline of the general San Francisco advertising market during the first half of the year, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings negatively affected the revenues at KRON-TV, accounting for approximately $49.8 million of this decrease, resulting in reductions in the Company's gross local and national revenues of 22.8% and 28.9%, respectively. Included in the $49.8 million decrease from KRON-TV is a $5.9 million reduction in network compensation relating to KRON-TV's conversion to an independent station. Political revenue for the nine months ended September 30, 2002 was $15.2 million, an increase of $14.0 million from the nine months ended September 30, 2001. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2001 had fewer contested state and local elections.

        Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2002 were $99.5 million, compared to $95.7 million for the nine months ended September 30, 2001, an increase of $3.8 million, or 4.0%. All of this increase is attributable to new barter programs being aired in San Francisco because of KRON-TV's conversion to an independent station. Excluding increases related to new barter programs at KRON-TV, operating expenses for the nine months ended September 30, 2002 remain unchanged from the same period in 2001.

        Amortization of program license rights for the nine months ended September 30, 2002 was $12.8 million, compared to $13.4 million for the nine months ended September 30, 2001, a decrease of $637,000, or 4.7%. The reduction was the result of several stations replacing expensive programming with less costly priced shows.

        Depreciation of property and equipment and amortization of intangible assets was $17.8 million for the nine months ended September 30, 2002, compared to $35.3 million for the nine months ended

September 30, 2001, a decrease of $17.5 million, or 49.6%. The decrease is primarily attributable to the Company's application of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, issued in June 2001 by the Financial Accounting Standards Board. Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement.

        Corporate overhead was $8.4 million for the nine months ended September 30, 2002, compared to $8.1 million for the nine months ended September 30, 2001, an increase of $315,000, or 3.9%. The increase was the result of additional personnel fees, and professional costs in connection with amendments to senior credit facilities and tax planning advice.

        Non-cash compensation was $920,000 for the nine months ended September 30, 2002, compared to $1.2 million for the nine months ended September 30, 2001, a decrease of $273,000.

        Interest expense for the nine months ended September 30, 2002 was $73.4 million, compared to $86.9 million for the nine months ended September 30, 2001, a decrease of $13.5 million, or 15.5%. The reduction was primarily the result of lower debt levels in 2002 as compared to 2001 and reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.

        The Company recorded $4.3 million of non-cash interest income for the nine months ended September 30, 2002. The Company recorded $6.2 million of non-cash interest expense relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company recorded a $10.5 million mark-to-market change in fair value, recorded as income or gain, of its current outstanding hedges (see "Liquidity and Capital Resources").

        The Company recorded a loss on extinguishment of debt of $9.4 million for the nine months ended September 30, 2002 relating to the permanent repayment in full of the term loan facilities under the Company's senior credit facilities and the purchase of the senior notes and senior subordinated notes pursuant to the par offers (see "Liquidity and Capital Resources").

        On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of $139.6 million, net of a provision for income taxes of $149.7 million. As a result of this sale, the Company recorded income from discontinued operations of $3.6 million and $2.3 million for the nine months ended September 30, 2002 and 2001, respectively, net of applicable taxes.

        In the second quarter of 2002, the Company recorded a cumulative effect of accounting change of $268.7 million, net of tax benefits of approximately $39.5 million, relating to the adoption of the new accounting standard Statement No. 142. Under Statement No. 142, the Company will be subject to annual impairment tests and if the tests conclude that an impairment has occurred, the Company will be required to take a charge to continuing operations.

        As a result of the factors discussed above, the net loss for the Company was $65.7 million for the nine months ended September 30, 2002, compared with a net loss of $49.4 million for the nine months ended September 30, 2001.

        Broadcast cash flow for the nine months ended September 30, 2002 was $46.8 million, compared with $89.0 million for the nine months ended September 30, 2001, a decrease of $42.2 million, or 47.4%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the nine months ended September 30, 2002 decreased to 29.5% from 45.0% for the same period in 2001.

Liquidity and Capital Resources

        Cash used in operations for the nine months ended September 30, 2002 was $32.1 million, compared to cash provided by operations for the nine months ended September 30, 2001 of

$11.1 million. The decline of advertising revenue in the San Francisco market, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings negatively affected the revenues at KRON-TV, resulting in a reduction of cash flows from operating activities for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. During the fourth quarter of 2000, trade accounts payable increased, causing a timing difference and a $7.5 million use of cash for the nine months ended September 30, 2001, compared to an increase of $1.1 million for the nine months ended September 30, 2002. The lower debt levels and reduced effective interest rates relating to the Company's borrowings in 2002 resulted in a decrease in accrued expenses of $6.3 million for the nine months ended September 30, 2002, compared to a decrease of $13.8 million for the nine months ended September 30, 2001. The decline in advertising revenue caused the accounts receivable to decrease $38.1 million for the nine months ended September 30, 2002, compared to a decrease of $30.1 million for the nine months ended September 30, 2001. Prepaid expenses for the nine months ended September 30, 2002 increased $7.4 million, compared to $6.9 million for the nine months ended September 30, 2001. The Company made payments for program license liabilities of $29.4 million for the nine months ended September 30, 2002, compared to $37.1 million for the nine months ended September 30, 2001, a decrease of $7.7 million, or 20.8%. All of this decrease is attributable to KCAL-TV airing fewer Los Angeles Laker games in the second quarter of 2002 as compared to 2001 and the elimination of all 2002 programming payments since the sale of KCAL-TV on May 15, 2002.

        KRON-TV and KCAL-TV together contributed approximately 56.8% of the Company's broadcast cash flow for the year ended December 31, 2001. As a result of the sale of KCAL-TV, the performance of KRON-TV has a larger proportionate impact on the Company's operating results and broadcast cash flow. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The general San Francisco market continues to be sharply lower in the first nine months of 2002 as compared to 2001 and the Company is unable to predict with any certainty when the San Francisco market will improve.

        Cash provided by investing activities for the nine months ended September 30, 2002 was $623.0 million, compared to cash used in investing activities for the nine months ended September 30, 2001 of $11.6 million. Investing activities in 2002 included $632.2 million of proceeds from the sale of KCAL-TV on May 15, 2002 to Viacom Inc. During 2001, the Company incurred, and in 2002 is continuing to incur, significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. The timing of these projects have been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. Commencing in 2001, the Company has made a concerted effort to preserve cash by not replacing equipment unless absolutely necessary, and this practice has continued into 2002. Deposits for the Company increased $1.8 million for the nine months ended September 30, 2002, as compared to an increase of $7.6 million for the nine months ended September 30, 2001. The increases in the 2002 and 2001 deposits were primarily from the construction-in-progress for the digital conversion. Construction-in-progress balances at September 30, 2002 and 2001 were $15.8 million and $14.7 million, respectively. The Company estimates that, by the end of 2002, approximately $14.8 million of the $16.6 million currently in construction-in-progress will be placed in service and recorded as an addition to capital expenditures. The Company anticipates spending approximately $4.8 million on additional capital expenditures in the fourth quarter of 2002. The $16.6 million of construction-in-progress at September 30, 2002 combined with capital expenditures of $7.3 million and the estimated additional capital expenditures total approximately $28.7 million of capital expenditures placed in service for 2002. However, since approximately $11.6 million of the capital expenditures were paid for in 2001, the cash payments in 2002 relating to capital expenditures will be approximately $17.1 million.

        Cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $496.9 million and $2.4 million, respectively. On March 1, 2001, the Company completed the sale of the March 2001 Notes (as defined) and received proceeds of $500.0 million principal amount and a premium of approximately $8.4 million (see below). The Company used approximately $254.4 million of the net proceeds to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining net proceeds, approximately $253.6 million, to repay a portion of its outstanding indebtedness under its senior credit facilities. On June 26, 2001, the Company completed an underwritten public offering of 3.0 million shares of its Class A common stock at a price per share of $36.00. The proceeds of the offering, net of underwriting discounts and commissions, was $103.5 million and all of such net proceeds were used by the Company to repay indebtedness outstanding under its senior credit facilities. During the second quarter of 2002, the Company used approximately $225.3 million of the net proceeds from the sale of KCAL-TV to repay in full all indebtedness then outstanding under its senior credit facilities. The remaining net proceeds of the KCAL-TV sale, after closing costs and tax provisions, of approximately $350.0 million were used to purchase a portion of the Company's senior notes and senior subordinated notes pursuant to the par offers (see below).

        As of September 30, 2002, the Company had $96.0 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the indentures.

        On June 26, 2000, the Company entered into a new senior credit facility which provided for borrowings of up to an aggregate of $600.0 million (the "New Senior Credit Facility") in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. Upon the sale of KCAL-TV, all indebtedness outstanding under these term loans was repaid in full. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. Upon the closing of the sale of KCAL-TV, all indebtedness outstanding under this term loan was repaid in full. Pursuant to an amendment to the Company's senior credit facility, the revolving credit portion of the loan facility was reduced to $100.0 million. The New Senior Credit Facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility."

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

        The Senior Credit Facility requires the Company to maintain certain financial ratios. Pursuant to an amendment and waiver granted under the Company's Senior Credit Facility on August 6, 2002, compliance with certain of the financial ratios has been waived commencing for the quarter ended June 30, 2002 until December 30, 2003, and the Company is limited to $10.0 million of borrowing under the revolving facility until such time as the Company is in compliance with the financial ratios (without giving effect to the waivers). As of September 30, 2002, the Company was in compliance with each of the financial ratios, after giving effect to the waivers. Effective with the issuance of the Senior Notes, as defined below, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2004 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x.

        The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company's debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding debt in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. There was no "Excess Cash Flow" for 2001, and thus no payment was required to be made for April 30, 2002.

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

        On August 12, 2002, the Company commenced offers to purchase for cash all of its Senior Notes and a portion of its outstanding 9% Senior Subordinated Notes due 2006, 8 3/4% Senior Subordinated Notes due 2007, and 10% Senior Subordinated Notes due 2011 (collectively referred to as the "Senior Subordinated Notes," and the Senior Notes and the Senior Subordinated Notes are collectively referred to as the "Notes"). These offers were made with the net proceeds from the sale of KCAL-TV, in accordance with the terms of the indentures governing the Notes. The net proceeds of the KCAL-TV sale, pursuant to the terms of the indentures, were approximately $350.0 million. The purchase price for the Notes in the offers was equal to $1,000 per $1,000 principal amount of the notes tendered and accepted, plus accrued and unpaid interest through September 17, 2002 in the case of the Senior Notes and September 24, 2002 in the case of the Senior Subordinated Notes. The offers expired in accordance with their terms on September 12, 2002.

        On September 18, 2002, pursuant to the terms of the Senior Note offer, the Company purchased $93.1 million aggregate principal amount of the Senior Notes (constituting all of the Senior Notes validly tendered and not withdrawn in the offer) and paid accrued interest of approximately $2.0 million thereon. On October 17, 2002, as a result of the purchase of Senior Notes and in accordance with the escrow agreement relating to the Senior Notes, approximately $11.8 million was released from the escrow account and is available to the Company for general corporate purposes.

        On September 25, 2002, pursuant to the terms of the Senior Subordinated Note offer, the Company purchased $38.9 million aggregate principal amount of its 9% Senior Subordinated Notes, $62.3 million aggregate principal amount of its 8 3/4% Senior Subordinated Notes and $155.7 million aggregate principal amount of its 10% Senior Subordinated Notes and paid accrued interest of approximately $681,100, $1.5 million and $1.0 million, respectively, thereon. The principal amount of the Senior Subordinated Notes paid was determined based on the pro-ration provisions of the indentures governing the Senior Subordinated Notes.

        Debt amounts outstanding at December 31, 2001 and September 30, 2002 were as follows (dollars in thousands):

	12/31/01	9/30/02	Annualized Interest Amounts(1)
Senior Credit Facility	$145,653	$—	$—
8 1/2% Senior Notes due 2008	250,000	156,890	13,336
9% Senior Subordinated Notes due 2006	125,000	86,081	7,747
8 3/4% Senior Subordinated Notes due 2007	200,000	137,730	12,051
10% Senior Subordinated Notes due 2011	500,000	344,299	34,430

Total Debt (excluding capital leases)	$1,220,653	$725,000	$67,564

(1)
The annualized interest amounts are calculations of the outstanding principal amounts at 9/30/02 multiplied by the interest rates of the related notes.

        The Company's total debt at September 30, 2002 was approximately $727.2 million, consisting of $568.1 million of Senior Subordinated Notes, $156.9 million of Senior Notes and $2.2 million of capital leases. In addition, at September 30, 2002, the Company had an additional $100.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility; provided, however, pursuant to the amendment and waiver entered into on August 6, 2002, the Company is limited to $10.0 million of borrowings under the revolving facility until such time as the Company is in compliance with the financial ratios (without giving effect to the waivers).

        On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received will be recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the new swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded, for the nine months ended September 30, 2002, $6.2 million of non-cash interest expense relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap which began on September 4, 2001. The Company recorded a $10.5 million mark-to-market change in fair value, recorded to non-cash interest income, of its current outstanding hedges in 2002.

        The amount remaining in other comprehensive income from the terminated swaps are being amortized to earnings over what would have been the life of the swaps.

        It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company's Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

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

Income Taxes

        The Company files a consolidated federal income tax return and such state or local tax returns as are required. The Company recorded a gain on the sale of KCAL-TV of approximately $139.6 million, net of a provision for income taxes of $147.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the nine months ended September 30, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Notes 2 and 4 to the Financial Statements). The Company expects to pay approximately $36.5 million of federal and state taxes for 2002 resulting primarily from the gain upon the sale of KCAL-TV offset by available tax losses. As of December 31, 2001, the Company had approximately $320 million of net operating loss ("NOL") carryforwards some of which are subject to annual limitations imposed by Internal Revenue Code Section 382. It is estimated that approximately $270 million of these NOL carryforwards will be utilized in 2002. In addition, the Company has recorded a deferred tax asset of $14.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to recover a portion of the tax to be paid for 2002.

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities ("Statement 146"), effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

        In April 2002, the FASB issued Statements of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("Statement 145"), effective for fiscal years beginning after May 15, 2002. For most companies, Statement 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.

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

        The Company applied FASB Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $5.8 million and $20.4 million for the three and nine months ended September 30, 2002, respectively. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002. In 2002, the Company recognized an impairment loss of $268.7 million and recorded it as a cumulative effect of an accounting change, net of a provision for income taxes of $39.5 million (See Note 2 to Financial Statements). Under Statement 142, the Company will be subject to annual impairment tests. If the test concludes that an impairment has occurred, the Company will be required to take a charge to continuing operations.

        The Company applied FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 144") and, the new rules on accounting for the discontinuation of a component of an entity on January 1, 2002. As a result of applying Statement 144, the Company recorded income from its discontinued operations of $1.7 million and $2.3 million for the three and nine months ended September 30, 2001, respectively, and income from its discontinued operations of $353,000 and $3.6 million for three and nine months ended September 30, 2002, respectively. In addition, the Company classified assets held for sale at December 31, 2001 of $332.2 million, and liabilities held for sale at December 31, 2001 of $20.3 million (see Note 3 to Financial Statements).

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with no amounts outstanding as of September 30, 2002, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

        The Company's Senior Subordinated Notes of approximately $568.1 million outstanding as of September 30, 2002 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8 3/4% to 10% and are ten-year notes maturing in various years commencing 2006. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $54.2 million.

        The Company's Senior Notes of approximately $156.9 million outstanding as of September 30, 2002 have a fixed rate of interest of 8 1/2% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $13.3 million.

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

Item 4. Controls and Procedures.

        Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc.,
Young Broadcasting of Richmond, Inc. and Richard Real
Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)

        On July 31, 2002, Plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. ("WRIC-TV")and Richard Real a Motion for Judgment alleging that the Defendants defamed Plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the Complaint and has also moved to have some of the claims dismissed. The parties have exchanged written discovery. No depositions have been taken. Julian Graham and Julian Graham Chevrolet Inc. are seeking $40 million of compensatory damages and $10 million of punitive damages. As of this time, this case is currently set for trial to begin on March 10, 2003. The Company has vigorously defended this matter. It is too early to estimate the likelihood of Plaintiffs' chances of recovery or a potential amount of recovery. The Company's insurance policy coverage for these types of matters is limited to $10 million.

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Exhibit Description
11	Statement Re Computation of Per Share Earnings.
  (b)
  Reports on Form 8-K. The Company filed the following reports on Form 8-K during the third quarter of the year ending December 31, 2002.

Date Report	Date of Report Filed with SEC	Items Reported
August 7, 2002	August 12, 2002	Item 5—Other Events
Item 7—Exhibits
Item 9—Regulation FD Disclosure
August 9, 2002	August 9, 2002	Item 9—Regulation FD Disclosure
September 19, 2002	September 26, 2002	Item 5—Other Events
Item 7—Exhibits

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: November 7, 2002	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman
Date: November 7, 2002	By:	/s/ JAMES A. MORGAN James A. Morgan Executive Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Vincent J. Young, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Young Broadcasting Inc. ("the Registrant");

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4)
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5)
  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6)
  The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/ VINCENT J. YOUNG Vincent J. Young Chairman and Chief Executive Officer November 7, 2002

I, James A. Morgan, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of Young Broadcasting Inc. ("the Registrant");

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4)
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5)
  The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6)
  The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES A. MORGAN James A. Morgan Executive Vice President and Chief Financial Officer November 7, 2002

QuickLinks

YOUNG BROADCASTING INC. FORM 10-Q Table of Contents
  Part I Financial Information
  Item 1. Financial Statements
Young Broadcasting Inc. and Subsidiaries Consolidated Balance Sheets
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
Young Broadcasting Inc. and Subsidiaries Consolidated Statement of Stockholders' Equity (Unaudited)
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures .
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. and Richard Real Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS