Form 10-K
period 2002-12-31
YOUNG BROADCASTING INC /DE/
filed 2003-03-19
CIK 929144

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Yes  X  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (    )

        Indicate by check mark whether the registrant is an accelerated filer. Yes  X  No

        The aggregate market value of the stock of registrant held by non-affiliates of the registrant as of June 28, 2002 was approximately $349,663,151.

        Number of shares of Common Stock outstanding as of March 7, 2003: 17,541,037 shares of Class A Common Stock and 2,201,166 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Registrant's Proxy Statement relating to the 2003 Annual Meeting of Stockholders	in which incorporated Part III

YOUNG BROADCASTING INC.

FORM 10-K

Table of Contents

i

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

PART I

Item 1. Business.

All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2002, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

General

The Company owns and operates eleven television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Six of the stations are affiliated with American Broadcasting Companies, Inc. ("ABC"), three are affiliated with CBS Inc. ("CBS"), one is affiliated with National Broadcasting Company, Inc. ("NBC"), and one station is an independent station. Each of the Company's stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached. KRON-TV, San Francisco, California ("KRON"), is the Company's independent VHF station operating in the San Francisco market, which is ranked as the fifth largest television market in terms of population.

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

The Company's principal offices are located at 599 Lexington Avenue, New York, New York 10022, and its telephone number is (212) 754-7070.

Website Access to Company Reports

The Company makes available free of charge through its website, www.youngbroadcasting.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information on the Company's website is not a part of this report.

Recent Developments

KCAL Sale.    On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company's consolidated results from continuing operations for all periods presented. The Company recorded a gain on the sale of $139.3 million, net of a provision for income taxes of $147.7 million. As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the first half of 2003.

Approximately $225.3 million of the net proceeds from the sale of KCAL-TV were used at closing to repay all of the Company's indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, of $350.0 million were used to repay a portion of the outstanding indebtedness under the Company's senior notes and senior subordinated notes pursuant to the par offers completed in September 2002.

Digital Upgrades.    The Company is completing the upgrade of its television stations to enable them to broadcast with digital technology. As of March 1, 2003, all of the Company's television stations were capable of digital television broadcasts except for WTEN-TV (Albany), KELO-TV (Sioux Falls) and KELO-TV's three satellite transmitters (KPLO-TV, KDLO-TV, KCLO-TV). All of these stations are in the process of completing their installation and should be on the air with digital transmissions before May 1, 2003. Applications, as required, have been filed with the Federal Communications Commission requesting additional time to complete this work.

Operating Strategy

The Company continually seeks to increase its revenue and broadcast cash flow (as defined). The Company's operating strategy focuses on increasing the cash flow of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

Targeted Marketing.    The Company seeks to increase its revenue and broadcast cash flow by expanding existing relationships with local and national advertisers and attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company's success in increasing local advertising revenue is dependent upon, in part, to the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of systems of performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the other stations.

The Company's stations utilize a variety of marketing techniques to increase advertising revenue, including the following:

  •
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

  •
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

  •
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

An important element in determining advertising rates is the station's rating and share among a particular demographic group, which the advertiser may be targeting. The Company believes that its success is attributable to its ability to reach desirable demographic groups with the programs it broadcasts.

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

The Company plans to pursue favorable acquisition opportunities, as they become available. The Company is regularly presented with opportunities to acquire television stations, which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations and its ability to incur debt to finance acquisitions is currently limited by the terms of the senior credit facility and its indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

The Stations

The Company's stations are geographically diverse, which minimizes the impact of regional economic downturns. One station is located in the West region (KRON-San Francisco, California), five stations are located in the Midwest region (WBAY-Green Bay, Wisconsin, KWQC-Quad Cities, KELO-Sioux Falls, South Dakota, WLNS-Lansing, Michigan and WTVO-Rockford, Illinois), four stations are located in the Southeast region (WKRN-Nashville, Tennessee, WRIC-Richmond, Virginia, WATE-Knoxville, Tennessee, and KLFY-Lafayette, Louisiana), and one station is located in the Northeast region (WTEN-Albany, New York).

Six of the Company's eleven stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is an independent station. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KRON is the only independent VHF television station operating in the San Francisco market that has significant ratings. The following table sets forth general information based on Nielsen data as of November 2002 for each of the Company's stations:

	Market Rank(1)	Television Households(2)	Channel		Network Affiliation	Commercial Stations in DMA(3)	Station Rank In Market(4)	In-Market Share(5)	Year Acquired
KRON (San Francisco, CA)	5	2,436,220	4		IND	15	5	9	2000
WKRN (Nashville, TN)	30	880,670	2		ABC	6	3	21	1989
WTEN (Albany, NY)	55	532,520	10	(6)	ABC	7	3	23	1989
WRIC (Richmond, VA)	59	505,370	8		ABC	5	2	25	1994
WATE (Knoxville, TN)	63	489,710	6		ABC	5	3	17	1994
WBAY (Green Bay, WI)	69	418,580	2		ABC	6	1	29	1994
KWQC (Quad Cities)	92	306,450	6		NBC	6	1	45	1996
WLNS (Lansing, MI)	111	248,250	6		CBS	5	1	35	1986
KELO (Sioux Falls, SD)	112	244,310	11	(7)	CBS	5	1	51	1996
KLFY (Lafayette, LA)	125	213,380	10		CBS	5	1	55	1988
WTVO (Rockford, IL)	135	176,060	17		ABC	5	3	24	1988

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

(4)
Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2002.

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

The following is a description of each of the Company's stations:

KRON, San Francisco, California.    The Company acquired KRON from The Chronicle Publishing Company on June 26, 2000. KRON is a VHF television station in the San Francisco Bay Area, the fifth largest television revenue market in the country, based on television households. KRON was an NBC affiliate since it was first granted an FCC license in 1949. KRON became an independent station as of January 1, 2002 after its affiliation agreement with NBC expired on December 31, 2001 in accordance with its terms. The Company has experienced increased programming costs as a result of KRON becoming an independent station.

The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Investing in Television Market Report 2002 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the San Francisco Bay Area has a total population of approximately 6.7 million with approximately 2.5 million television households. According to the BIA Guide, the San Francisco Bay Area population is particularly affluent with a per household annual average income in 2001 of approximately $68,850, which ranks first in the nation. The California economy ranks as the 5th largest in the world.

KRON maintains strong relationships with most of the major studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Frasier, and Dr. Phil under favorable terms through the 2005-2006 season.

Following the expiration of the NBC affiliation agreement, KRON has become a hyper-local television station. This was accomplished with a significant expansion of local news programming, continued expansion of other local programming, as well as the acquisition of quality syndicated programming. The news expansion is a significant factor in the new schedule. While KRON continued in its traditional news time slots, the station increased local news production, doubling the previous amount of news programming. Syndicated programming has been secured for other dayparts including long-term renewals of Entertainment Tonight, Frasier, Dr. Phil and Inside Edition. These programs are supplemented by strong local programming such as Bay Area Backroads and a monthly series of outstanding documentaries and specials under the umbrella of "KRON 4 Presents."

WKRN, Nashville, Tennessee.    WKRN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 880,670 television households. There are six reportable stations in the DMA. For the November 2002 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 21%. The station's syndicated programs include Live with Regis and Kelly, Pyramid, Judge Judy, Wheel of Fortune and the sitcom, Friends.

Despite a challenging sales environment, the station's dollar share has outpaced the audience share for 2002. Additionally, the quality, ratings and key demographics of the station's newscasts have improved dramatically in recent years. News 2 has won the 2002 Mid-South Emmy for News Excellence and has been nominated for a region high 37 Emmys for 2003. News 2 has won more regional Edward R. Murrow awards and Emmys over the past 7 years than any other television station in Tennessee. WKRN is home to the award winning Monday Night Live with Jeff Fisher and produces the preseason Tennessee Titans' football games.

Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. Prominent corporations located in the area include Dell Computer, Nissan, Saturn, Columbia/HCA, Shoney's, Bell South and Gaylord Entertainment. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 2001 was $47,240, with effective buying income projected to grow at an annual rate of 6.2% through 2006. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 5.5% annually through 2006.

WKRN is a prime example of the Company's mission to achieve a strong local presence by serving the community. Annually, partnerships with local charitable organizations result in educating the public resources for health, education and other issues that affect viewers' daily lives. In addition, WKRN plans and implements timely campaigns to assist those in need during times of emergency. Public service commitments range from collecting food for the hungry, to raising funds for the Ronald McDonald House, to creating the Be in the "Click" Seat Belt Campaign and Teen 2 the Theatre promotions for teenagers to supporting the Susan G. Komen Breast Cancer Foundation and YWCA Domestic Violence Center through PSA production and board service.

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

The Albany market (which includes Schenectady and Troy) is the 55th largest DMA, with an estimated 532,520 television households. There are seven reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 2002 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 23%, compared to 33% for WNYT, the NBC affiliate, 31% for WRGB, the CBS affiliate, 9% for WXXA, the Fox affiliate, 0% for WYPX, the PAX station, and 4% for WEWB, the WB affiliate, which signed on as of September 1999. The station's syndicated programs include Wheel of Fortune, Jeopardy, and Judge Judy. WTEN has won numerous awards in recent years for both local news and public affairs programming.

Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Lockheed Martin, Chubb Corp, State Farm Insurance, Key Corp. and Quad Graphics. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 2001 was $44,676, with effective buying income projected to grow at an annual rate of 2.2% through 2005. Retail sales growth in this market is also projected by the BIA Guide to average 3.0% annually during the same period.

The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Selective use of sales marketing programs has generated over $1.9 million of new incremental revenue in 2002.

WRIC, Richmond, Virginia.    WRIC was acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 59th largest DMA, with an estimated 505,370 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2002 ratings period, WRIC was tied for second place with WTVR, the CBS affiliate, eleven points behind WWBT, the NBC affiliate, with a sign-on to sign-off in-market share of 25% compared to 36% for WWBT. The station's syndicated programming includes Wheel of Fortune, Oprah, Jeopardy, Maury Povich,and Jerry Springer. WRIC has won numerous awards in recent years from state journalism organizations for its news operations.

Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of Virginia. Capital One is the largest employer in the market, employing 8,642 residents. According to the BIA Guide, the average household income in the Richmond market in 2001 was $47,588 with effective buying income projected to grow at an annual rate of 4.3% through 2006. Retail sales growth is also projected by the BIA Guide to average 2.1% annually during the same period.

WATE, Knoxville, Tennessee.    WATE was acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 63rd largest DMA, with an estimated 489,710 television households. There are six reportable stations in the DMA, three of which are VHF stations. During the November 2002 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 17%. The station's syndicated programming includes Oprah, Judge Judy, Inside Edition, Millionaire and Pyramid.

WATE-TV's major station focus is its news product. Its 5:00 p.m. newscast has grown more than 125% in the past year, and it remains a solid number 2 (overall) behind its main competitor.

The station has won numerous news awards over the years, including Emmy Awards from the Mid-South Chapter of NATAS, state AP awards, Edward R. Murrow regional award, as well as many honors and recognitions for the station's long-standing commitment to its community. These include: the Beacon of Hope Award from the (seven-state) Mid-South Division of The American Cancer Society, two Excalibur Awards, a Best Media Sponsorship Award and a Division Media Award.

For the past 50 years, WATE-TV's commitment to its community has remained steadfast. In 2002, it helped the Second Harvest Food Bank raise nearly 300,000 pounds of food and $36,200 through its annual 6 Shares High School Football Challenge and Feed the Hungry telethon. In the past six years, this annual campaign has yielded 1.3 million pounds of food for East Tennessee.

The station's annual involvement with the American Caner Society's Relay for Life helped raise more than $1.1 million last year. WATE-TV also provided some emergency help this past November by getting much needed food and supplies to the tornado ravaged areas of East Tennessee. Over the course of two days, semi-

tractor trailer trucks (loaded with food, supplies and building materials) left WATE-TV to help the tornado victims in its region.

According to the BIA Guide, the average household income in the Knoxville market in 2002 was $40,320 with effective buying income projected to grow at an annual rate of 5.5% through 2006. Retail sales growth is also projected by the BIA Guide to average 5.1% annually during the same period.

WBAY, Green Bay, Wisconsin.    WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 418,580 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2002 ratings period, WBAY was first in the ratings with a sign-on to sign-off in-market share of 29%. The station's syndicated programming includes Dr. Phil, Friends, Martha Stewart, Millionaire and Dharma & Greg.

WBAY has won many state and regional awards for excellence from Associated Press, the Milwaukee Press Club and most recently the Wisconsin Broadcasters Association first place award for best spot news coverage in medium size markets and a Mid-West Regional Emmy for promotion production. The station also won a National Edward R. Murrow award for the best news series in mid-size markets.

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

The station's primary focus is local news. That includes early morning (5AM-7AM), Noon, 5PM, 6PM, 10PM and weekends. WBAY is rated the #1 local newscast in the market in every time period.

According to the BIA Guide, the average household income in the Green Bay market in 2001 was $44,665, with effective buying income projected to grow at an annual rate of 4.5% through 2006. Retail sales growth is also projected by the BIA Guide to average 3.6% annually during the same period.

KWQC, Quad Cities.    The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 92nd largest DMA serving an estimated 306,450 television households in eastern Iowa and western Illinois. There are six reportable stations in the DMA, three of which are VHF. During the November 2002 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 45%. The station has retained the number one position for over fifteen years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Martha Stewart, Hollywood Squares and Inside Edition.

KWQC places a strong emphasis on local news and community related events and broadcasts. The station annually produces several news specials in addition to providing 28 hours of local news and information programming per week. KWQC is involved in a variety of community events including Race For The Cure, Toys For Tots, Festival of Trees, The Student Hunger Drive, the United Way Drive, Bix 7 Race and Women's Lifestyle Fair.

John Deere Corporation and Eagle Country Markets are both headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Genesis Medical Center, Oscar Mayer, Ralston Purina, J.I. Case and Modern Woodman. Riverboat gambling has brought three boats to the market that has increased the tourism business. The market has also experienced an increase in convention business. According to the BIA Guide, the average household income in the Quad Cities market in 2001 was $43,812, with effective buying income projected to grow at an annual rate of 3.5% through 2006. Retail sales growth is also projected by the BIA Guide to average 3.4% annually during the same period.

WLNS, Lansing, Michigan.    WLNS, which was acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 111th largest DMA, with an estimated 248,250 television households. WLNS is one of only two VHF network affiliates in the DMA. During the November 2002 ratings period, WLNS was tied for first place with WILX, the NBC affiliate out of five reportable stations in its DMA, with a sign-on to sign-off in-market share of 35%. The station's syndicated programming includes Everybody Loves Raymond, Entertainment Tonight, Hollywood Squares, Dr. Phil and Montel Williams.

WLNS-TV attributes its long success in the Lansing market to their commitment to local news and community service. Newscenter 6 broadcasts 24 hours per week of local news, including two hours from 5 a.m. to 7 a.m. weekdays, plus the only midday local newscast in the market. The station's 6 p.m. newscast remains one of the area's most viewed television newscasts. A WLNS trademark through the years has been the ability to develop innovative partnerships as a means to address vital community issues. In 1999, WLNS and Farm Bureau Insurance collaborated to purchase Lansing's only Doppler radar, which brought real time weather information to the market for the first time, and has been credited with providing emergency warnings to tens of thousands of people before the National Weather Service could act. In 2000, Newscenter 6 and Ingham Regional Medical Center formed Partners in Health, a unique multi-media approach to providing consumers with health and medical information including the use of sophisticated video streaming techniques on the Internet demonstrating advances in surgical procedures. Since 1993, WLNS-TV has partnered with Crimestoppers to broadcast information about unsolved crimes and offer information to help viewers avoid becoming victims of crime. The WLNS-Crimestoppers effort has resulted in the arrest of many fugitive felons and solved several major crimes over the years. That program has also recently expanded to include the station's web site.

The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University, giving Lansing an advantage over other Michigan cities whose economies rely more heavily on, and are more prone to the cyclical nature of, the domestic automobile industry. Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 19,800 people. General Motors has approximately 12,000 employees. Michigan State University has over 12,300 employees with a student enrollment of over 43,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 2001 was $45,132, with effective buying income projected to grow at an annual rate of 3.3% through 2006. Retail sales growth in this market is also projected by the BIA Guide to average 2.1% annually during the same period.

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

The Sioux Falls market is the 112th largest DMA serving an estimated 244,310 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota. There are five reportable stations in the DMA, two of which are VHF. During the November 2002 ratings period,

KELO was first in the market with a sign-on to sign-off in-market share of 51%, significantly ahead of the ABC, NBC and FOX affiliates, who had 24%, 16% and 8%, respectively. KELO's newscast finished ahead of each of the competing stations for every weekday and weekend newscast time period.

Recognizing the importance of local news, the station presents live newscasts seven times daily, with notable ratings and sales success. The station's revenue market share in 2002 was 49%. The projected market share in 2003 is 50%. The station's syndicated programming includes Dr. Phil, Oprah and Entertainment Tonight.

The largest employers in the market are Sioux Valley Hospital & Health Systems and Citibank. Sioux Falls is the largest city in South Dakota, with a population of 131,000. According to the BIA Guide, the average household income in the Sioux Falls market in 2001 was $46,222, with effective buying income projected to grow at an annual rate of 5.2% through 2006. Retail sales growth is also projected by the BIA Guide to average 3.2% annually during the same period.

KLFY, Lafayette, Louisiana.    KLFY was acquired by the Company from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market's first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth station, KLAF, is a lower power station affiliated with the UPN and WB Network. The market is dominated by KLFY and the local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Since 1994, the NBC affiliate in Lake Charles is selling advertising in the Lafayette market with minimal success.

The Lafayette market is the 125th largest DMA, with an estimated 213,380 television households. KLFY ranks first in the November 2002 ratings period with an overall sign-on to sign-off in-market share of 55%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period, with an in-market share of 54%. The station's syndicated programs include Entertainment Tonight, Extra, Dr. Phil, Millionaire, Regis and Kelly and Judge Judy.

Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 180-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2002 ratings period, this program received a 6:00-7:00 a.m. in-market share of 66%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995, 1998, 2000 and 2001 "Station of the Year" award from the Louisiana Broadcasters Association.

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

According to the BIA Guide, the average household income in the Lafayette market in 2001 was $37,780, with effective buying income projected to grow at an annual rate of 5.2% through 2006. Retail sales growth in this market is also projected by the BIA Guide to average 3.5% annually during the same period.

WTVO, Rockford, Illinois.    WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995.

The Rockford market is the 135th largest DMA, with an estimated 176,060 television households. There are four reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 2002 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 24%, compared to 28% and 33% for the CBS and NBC affiliates, respectively. The station's syndicated programs include Hollywood Squares, Judge Judy, Dr. Phil, Millionaire and Extra. The station produces local interest programs such as Spotlight 17, Friday Football Blitz and Friday Basketball Blitz.

WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Prominent manufacturers in the area include Hamilton-Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Daimler/Chrysler Corporation's Neon facility. UPS has constructed a $60.0 million Midwestern freight hub at Rockford. According to the BIA Guide, the average household income in the Rockford market in 2001 was $46,282, with effective buying income projected to grow at an annual rate of 3.2% through 2006. Retail sales growth in this market is also projected by the BIA Guide to average 2.2% annually during the same period.

Industry Background

General.    Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television. See "Federal Regulation of Television Broadcasting" below.

The Market for Television Programming.    Television station revenue is primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenue from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups, which an advertiser may be targeting. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 210 generally recognized television markets (Designated Market Areas, or DMAs) that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. The San Francisco, Richmond, Knoxville and Nashville markets are metered.

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

Fully independent stations such as KRON purchase or produce all of their programming, which they broadcast, resulting in generally higher programming costs than those of major-network affiliates in the same market. However, under increasingly popular barter arrangements, a national program distributor may receive advertising time in exchange for programming it supplies, with the station paying a reduced fee or no cash fee at all for such programming. Because the major networks regularly provide first-run programming during prime time viewing hours, their affiliates generally (but do not always) achieve higher audience shares, but have substantially less inventory of advertising time to sell during those hours than independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. The independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained there from. The independent station's smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the independent station might achieve a share of advertising revenue in its market greater than its audience ratings.

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

Developments in the Television Market.    Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, however, this level of dominance began to change as more local stations were authorized by the Federal Communications Commission ("FCC") and marketplace choices expanded with the growth of independent stations and cable television services. See "Federal Regulation of Television Broadcasting" below.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable-programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 61% to 78%.

In acquiring programming to supplement network programming, network affiliates compete with non-network stations in their markets. Cable systems generally do not compete with local stations for programming. Although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations, such programs would not likely have been acquired by such stations in any event. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

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

Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership share. Each of AOL-Time Warner, Inc., Paramount Communications, Inc. and Paxson Communications Corporation has recently launched a television network and entered into affiliation agreements with certain independent commercial television stations. The programming made available by these new networks is presently limited, as compared to the major networks, but could increase in light of recent ownership changes (AOL's acquisition of Time Warner and Viacom's acquisition of CBS), combined with Viacom's pre-existing ownership of Paramount Communications, Inc. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

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

Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodisks and television game devices), "wireless cable" service, satellite master antenna television systems, low power television stations, television translator stations and direct broadcast satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas.

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

Programming.    Competition for programming involves negotiating with national program distributors or syndicators, which sell first-run and rerun packages of programming. The stations compete against in-market broadcast station competitors for exclusive access to off-network reruns (such as Friends) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic in the television industry.

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

In October 1994, the Company and ABC entered into new Affiliation Agreements for five of the Company's ABC-affiliated stations. Effective August 14, 1995, the Company switched the affiliation of its then sole NBC affiliate to ABC. In addition, in September 1994, the Company and CBS entered into new Affiliation Agreements for all of the Company's CBS-affiliated stations. Such Affiliation Agreements with ABC and CBS provide for contract terms of ten years. The Affiliation Agreement with NBC for the Quad Cities Station provides for a ten-year term, with an expiration date of November 1, 2004. On April 3, 1996, the Company and CBS entered into new Affiliation Agreements for KELO and each of its satellite stations, which expire on October 2, 2006.

Each Affiliation Agreement is automatically renewed for successive terms subject to either party's right to terminate at the end of any term after giving proper notice of termination. Under the Affiliation Agreements, the networks also possess, under certain circumstances (such as a transfer of control or adverse changes in signal, operating hours or other mode of operation), the right to terminate the Affiliation Agreement on prior written notice ranging between 15 and 45 days depending on the Affiliation Agreement. The affiliation agreements for the ABC affiliated stations were amended in 2002 to provide, among other things, compensation from the Company to ABC for Monday Night Football rights and to provide greater assurance to the stations for assignability of the affiliation agreements and to provide the stations certain exclusitivity protection for ABC network programs and to guarantee the stations a certain number of local commercial availabilities in ABC network programs.

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

As an independent station, KRON purchases or produces all of its programming, resulting in proportionally higher programming costs for the station. In this regard, KRON retains its entire inventory of advertising and all of the revenue obtained therefrom. Furthermore, KRON enters into barter arrangements whereby program distributors may receive advertising time in exchange for the programming they provide.

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

License Renewals

As a result of the 1996 Act, broadcast licenses are now generally granted or renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. The FCC prohibits the assignment of a license or the transfer of control of a broadcasting licensee without prior FCC approval. The Company must apply for renewal of each broadcast license. At the time an application is made for renewal of a license, parties in interest may file petitions to deny, and such parties, as well as other members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. The FCC is required to hold evidentiary, trial-type hearings on renewal applications if a petition to deny renewal of such license raises a "substantial and material question of fact" as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. The FCC must grant the renewal application if after notice and an opportunity for a hearing, it finds that the incumbent has served the public interest and has not committed any serious violation of FCC requirements. If the incumbent fails to meet that standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC has the authority to deny the renewal application. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on its operations. The main station licenses for the Company's television stations expire on the following dates: WRIC, October 1, 2004; KLFY, June 1, 2005; WKRN, August 1, 2005; WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; WTVO, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KRON, December 1, 2006; WTEN, June 1, 2007; WCDC, (satellite of WTEN) April 1, 2007.

Multiple Ownership Restrictions

The Communications Act and FCC rules and regulations also regulate broadcast ownership. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. As detailed below, in recent years, the FCC substantially revised its multiple ownership and attribution rules. In addition, recent court decisions have compelled the FCC to further reconsider virtually all of its ownership rules. The FCC is presently conducting an omnibus ownership rulemaking proceeding, mandated by Congress and the courts, in which the local radio ownership rule, local television ownership rule, national television ownership rule, broadcast/newspaper cross-ownership rule, and radio/television cross-ownership rule are being reviewed and may be eliminated or modified. The FCC Chairman has publicly announced his intention to act on this proceeding in the late spring of 2003. The Company cannot predict what actions the FCC will take or how any changes in the rules will impact the Company's business. The FCC's current broadcast ownership rules are summarized below.

Local Television Ownership

The FCC's TV "duopoly" rule permits parties to own TV stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rule permits parties to own up to two television stations in the same DMA so long as at least eight independently owned and operated full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Furthermore, without regard to numbers of remaining independently owned TV stations, the FCC will permit common ownership of television stations located within the same DMA so long as certain signal contours of the stations involved do not overlap. "Satellite stations" that simply rebroadcast the programming of a "parent" station are exempt from the duopoly rule if located in the same DMA as the "parent" station. The duopoly rule also applies to same-market Local Marketing Agreements ("LMAs") involving more than 15% of the brokered station's program time, although LMAs entered into prior to November 5, 1996, are exempt from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the LMA. Further, the FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. The Court of Appeals for the District of Columbia ruled, in April 2002, that the FCC's adoption of the eight voice test was arbitrary and capricious and remanded the rule for further consideration by the FCC. The FCC is presently reconsidering the local television ownership rule in its omnibus ownership rulemaking proceeding.

National Television Ownership Cap

On the national level, the Communications Act imposes a 35% national audience reach cap. Under the rule, no entity may have an attributable interest in television stations which reach, in the aggregate, more than 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station by 50%. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of both stations in that market only once for national cap purposes. The national cap has been challenged in the Court of Appeals for the District of Columbia. On February 19, 2002 the court ruled that the FCC had acted arbitrarily in its decision to retain the 35% national television ownership cap by failing to demonstrate adequately the continued necessity of the rule to serve the public interest. The court remanded the case to the FCC for further proceedings. The FCC may elect to retain the rule or may modify or eliminate it. The court rejected arguments that the rule was an unconstitutional abridgement of the First Amendment. If the rule is eliminated, further consolidation may occur in the broadcasting industry. The Company cannot predict what impact the court decision or subsequent proceedings may have on its business, but it could increase the Company's cost of securing programming and increase the influence of the national television networks on programming decisions of local stations.

Cable/Television Cross Ownership

The cable/television cross-ownership rule effectively prohibited common control of a television station and a cable system that serves a community encompassed in whole or in part by the television station's predicted Grade B signal contour. In a decision announced February 19, 2002, the federal appellate court for the D.C. Circuit vacated the FCC's determination in May 2000 not to repeal or modify this rule. The court held that the FCC had failed to demonstrate that the rule was necessary to serve the public interest. The FCC has indicated that it will not seek to reinstate the rule. The elimination of the rule could permit the acquisition of a broadcast network or group broadcaster by a cable MSO.

Newspaper/Broadcast Cross-Ownership

The newspaper/broadcast cross-ownership rule prohibits one entity from owning both a commercial broadcast station and a daily newspaper if the station's specified service contour encompasses entirely the community in which the newspaper is published. On September 13, 2001, the FCC issued a Notice of Proposed Rulemaking seeking comment on modification of its newspaper/broadcast crossownership rule and waiver policies. The purpose was to collect information to serve as a basis for the FCC to decide whether the 25-year-old rule should be kept, eliminated or modified to achieve its objectives of promoting media competition and diversity. The FCC has consolidated this proceeding into its current omnibus ownership rulemaking proceeding.

Radio-Television Cross-Ownership

The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's current radio-television cross-ownership rule allows radio/television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is fewer than 20 but at least 10, the number of radio stations that can be owned by a television licensee in the same market drops to 4. If the media voices number fewer than 10, a television licensee can only own 1 radio station in the same market. Waiver of the radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the local television ownership rule, the FCC will not waive the radio-television cross-ownership rule in situations of failing or unbuilt stations. The rule is currently under review by the FCC.

Attribution of Ownership

Under the FCC's attribution policies, the following relationships and interests generally are attributable for purposes of the FCC's broadcast ownership restrictions:

  •
  equity and/or debt interests, which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming, or also holds an attributable interest in a same-market media entity, whether TV, radio, cable or daily newspaper (the "equity/debt plus" standard);

  •
  5% or greater voting stock interest. It should be noted that, the single majority shareholder exemption remains in effect, having been reinstated after a court appeal. Under that exemption, otherwise attributable interests up to 49% are non-attributable if the licensee was controlled by a single majority shareholder and the interest holder was not otherwise attributable under the foregoing "equity/debt plus" standard;

  •
  20% or greater voting stock interest, if the holder is a qualified passive investor (e.g., investment companies, banks, insurance companies);

  •
  any equity interest in a limited liability company or limited partnership, unless properly "insulated" from management activities; and

  •
  all officers and directors (or general partners) of a licensee and its direct or indirect parent.

All non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licensees. Non-U.S. citizens may directly or indirectly own up to 20% of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than 25% of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative findings only in limited circumstances. As a result of these provisions, the Company, as a holding company for its various television station license subsidiaries, cannot have more than 25% of its capital stock owned or voted by non-U.S. citizens.

Satellite Transmission of Local Television Signals

There are currently in operation several direct broadcast satellite systems that serve the United States. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment. The Company cannot predict the impact of direct broadcast satellite systems on the Company's business.

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to direct broadcast satellite ("DBS") viewers and directed the FCC to initiate rule-making proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate.).

In its rule-making proceedings, as contemplated by SHVIA, the FCC established a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to make elections of retransmission consent or must carry by July 1, 2001. The July 1, 2001 elections are effective from January 1, 2002 to December 31, 2005. The Company has elected retransmission consent for its stations.

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

The 1992 Cable Act

The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), which, among other matters, includes provisions respecting the carriage of television stations' signals by cable systems. The "must carry" provisions of the 1992 Cable Act generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also included a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator.

Digital Television Service

The FCC has taken a number of steps to implement digital television broadcasting service in the United States. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC required affiliates of ABC, CBS, NBC and Fox in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other broadcasters were required to follow suit by May 1, 2002 or secure an extension of time to begin digital broadcasting.

WLNS, KLFY, WTVO, WKRN, WCDC, WRIC, WATE, WBAY, KWQC, and KRON have completed construction of their DTV facilities and each is operating with a power level equal to or less than the maximum authorized power level. WTEN, KELO, KPLO, KDLO, and KCLO, because of federal regulatory delays and/or equipment supply or construction delays, have not yet completed construction of their DTV facilities and have obtained extensions of time from the FCC to complete construction or are otherwise not required by the FCC to have completed construction at the present time.

The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act of 1997, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given market: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; (ii) digital-to-analog converter technology is not available in such market; or (iii) 15% or more of the television households in the market do not subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and 15% or more of the television households in the market cannot receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

In January 2001, the FCC took several actions affecting the digital transition. The FCC ruled that:

  •
  Stations with two channels in the DTV core spectrum (2-51) must elect their final channel by December 31, 2003 so that the FCC may make plans to repackage and auction the unused spectrum.

  •
  While full DTV signal replication of existing Grade B NTSC signal coverage will not be required by 2004, a stronger signal of an as yet undetermined strength will be required by December 31, 2004.

  •
  After December 31, 2004, stations that are not replicating their NTSC signal coverage with a DTV signal will lose interference protection.

  •
  It would not adopt standards for the performance of DTV television sets.

  •
  Stations may elect to have one of their signals, NTSC or DTV, carried by cable operators, but not both.

  •
  Cable systems are required under the FCC's "must carry" rules to carry only one broadcast television program stream and program-related content. Thus, ancillary services and multiplexed program or data streams are not required to be carried by cable systems.

While the FCC's decision on dual must-carry was announced as "tentative," the effect of the decision is to require negotiations between broadcasters and cable operators over carriage terms for ancillary services and multiplexed programs or data streams.

On October 11, 2001, notwithstanding prior "stay-the-course" statements, the FCC Chairman announced the creation of an FCC DTV Task Force to assess and make "mid-course corrections" in DTV transition deadlines and policies. The FCC Chairman cited the "unrealistic expectations" underlying the 2006 target for return of analog spectrum, and the September 11 tragic events, which require consideration of their impact on consumer spending, on media companies and on the needs of public safety and wireless services for additional spectrum.

On November 8, 2001, the FCC made certain "mid—course corrections" to its DTV transition rules. The FCC adopted an order reconsidering its DTV conversion rules for television stations in several significant ways intended to get more DTV stations on the air and encourage consumer purchase of DTV receivers. The Commission:

  •
  Temporarily deferred its requirement that commercial broadcasters replicate their entire current Grade B NTSC analog service area with their DTV signal by December 31, 2004 (or December 31, 2005 for noncommercial broadcasters) or lose interference protection to the unreplicated areas. Instead, stations can initially construct and operate facilities that offer DTV services to at least their community of license, while retaining interference protection to their allotted service areas. This will allow broadcasters to go on the air with lower-powered, less expensive facilities and to expand DTV coverage to their entire analog service area later.

  •
  Temporarily deferred its requirement that stations granted construction permits for maximized DTV facilities construct them by the initial build—out date or lose interference protection to the full authorized facilities.

  •
  Temporarily deferred its requirement that commercial stations with both analog and digital channel assignments within the DTV core (channels 2-51) elect by December 31, 2003 (December 31, 2004 for noncommercial stations) which channel they will use as their post—transition digital channel.

  •
  The FCC said that it will set new dates for replication, maximization and channel election in later periodic review of the DTV transition. These new deadlines will not be later than the end of 2006 or the date by which 85% of the television households in a licensee's market can receive digital broadcast signals, whichever is later.

  •
  Provided that television stations may operate digitally at a reduced schedule by providing, at a minimum, a digital signal during prime time hours. This modified operating requirement does not affect DTV licensees' simulcast obligations. Starting April 1, 2003, a DTV station must provide a digital signal at least 50% of the time it transmits an analog signal; on April 1, 2004, 75%; and on April 1, 2005, 100%.

  •
  Declined to modify deadlines (December 31, 2004 for commercial stations and December 31, 2005 for noncommercial stations) for stations to meet the increased city—grade signal strength requirements.

  •
  Declined to issue a blanket extension of remaining DTV construction deadlines (May 1, 2002 for commercial stations, May 1, 2003 for noncommercial stations).

  •
  Declined to modify its process for determining when two DTV applications are mutually exclusive, but clarified the relative treatment of DTV applications and new analog TV station applications. The FCC also clarified some DTV application processing procedures for determining unacceptable interference and maximum allowable power.

  •
  Clarified that noncommercial television stations may provide commercial, for—profit ancillary services (such as paging and computer software distribution) on excess DTV channel capacity not used for broadcast programming. The commission concluded that the statutory ban on commercial operation applies to broadcasting only, though noncommercial stations must devote a "substantial majority" of total digital capacity to nonprofit educational broadcast services. Public stations will also be subject to an annual fee of 5% of gross revenues from ancillary commercial services; that fee already applies to commercial television broadcasters.

In January 2003, the FCC began a further review of the transition to digital television. The FCC is considering, among other things, the following: (i) setting May 1, 2005 as the deadline for commercial and noncommercial stations with two in-core channels (2-51) to elect which channel they intend to use for digital broadcasting after the transition; (ii) setting July 1, 2005 (for top-four network affiliates in markets 1 through 100) and July 1, 2006 (for all other commercial and noncommercial DTV stations) as the deadlines by which stations must either replicate their NTSC service areas or lose DTV service protection in the unreplicated areas, and by which stations with construction permits for maximized digital facilities must either provide service to the maximized coverage areas or lose DTV protection to the uncovered portions of those areas; (iii) whether it should adopt an expanded intermediate signal coverage requirement in addition to the "use-or-lose" deadlines for replication and maximization; (iv) whether it should establish earlier replication and maximization protection deadlines for stations on channels 52-69 in order to speed the clearing of the band for use by new services; (v) how to interpret various provisions of Balanced Budget Act of 1997 which authorizes the FCC to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel under various circumstances; (vi) whether the FCC should retain, revise, or remove the requirement that licensees simulcast a certain percentage of their analog channel programming on their DTV channel, which is scheduled to become effective April 1, 2003; (vii) whether there are labeling requirements for TV-related consumer equipment that would assist the transition and protect consumers; (viii) whether and how the FCC should license multiple lower-powered DTV transmitters, similar to cellular telephone systems, called distributed transmission systems; (ix) whether broadcasters should be required to include Program System and Information Protocol ("PSIP") information within their digital signals to ensure the availability of certain functions; (x) whether the FCC should adopt digital V-chip requirements; and (xi) what station identification requirements should apply to digital stations.

In addition, the FCC has requested further comments on issues earlier raised in a December 1999 proceeding concerning the public interest obligations of television broadcast licensees. Specifically, the FCC is requesting information in four general areas: (i) the new flexibility and capabilities of digital television, such as multiple channel transmission; (ii) service to local communities in terms of providing information on public interest activities and disaster relief; (iii) enhancing access to the media by persons with disabilities and using digital television to encourage diversity in the digital era; and (iv) enhancing the quality of political discourse. The FCC stated that it was not proposing new rules or policies, but merely seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to digital television.

Comments in this latest DTV proceeding are due to be filed with the FCC by April 14, 2003. Reply comments are due May 14, 2003.

The implementation of digital television has and will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility cost. There can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. In addition, the FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company cannot predict what future actions the FCC might take with respect to digital television, nor can the Company predict the effect of the FCC's present digital television implementation plan or such future actions on the Company's business. The Company has incurred considerable expense in the conversion of digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

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

Employees

As of December 31, 2002, the Company employed 1,218 full-time employees and 211 part-time employees. The Company considers its relations with its employees to be good. As of December 31, 2002, approximately 201 of the Company's employees were represented by collective localized bargaining agreements at various stations with four different unions: IBEW, AFTRA, IATSE and the Directors Guild of America.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
KRON	San Francisco, California Office and studio Land Transmission tower site	Owned Owned Leased (1)	108,652 sq. ft. 73 acres 1,800 sq. ft.
WKRN	Nashville, Tennessee Office and studio Land	Owned Owned	43,104 sq. ft. 2.72 acres
	Brentwood, Tennessee Transmission tower site DTV tower site	Owned Owned	49.33 acres 6.77 acres
WTEN	Albany, NY Office and studio Land	Owned Owned	39,736 sq. ft. 2.56 acres
	New Scotland, NY Transmission tower site —Land —Building DTV transmitter site	Owned Owned Leased	5.38 acres 2,800 sq. ft. 4.69 acres
	Mt. Greylock, Adams, MA Transmission tower site —Land —Building	Leased Owned	15,000 sq. ft. 2,275 sq. ft.
WRIC	Richmond, VA Office and studio —Building —Land DTV transmitter site	Owned Owned Lease of space on tower	34,000 sq. ft. 4 acres
	Petersburg, VA Transmission site	Lease of space on tower	—
	Chesterfield Co., VA(1) Transmitter building	Owned	900 sq. ft.
WATE	Knoxville, TN Office and studio Land	Owned Owned	34,667 sq. ft. 2.65 acres
	Knox County, TN Transmission tower site	Owned	9.57 acres
	House Mountain, TN Prospective tower site	Owned	5 acres

WBAY	Green Bay, WI Office and studio Land	Owned Owned	90,000 sq. ft. 1.77 acres
	DePere, WI Transmission tower site	Owned	3.03 acres
	Appleton, WI Office	Leased	1,506 sq. ft.
KWQC	Davenport, Iowa Office and Studio Land	Owned Owned	59,786 sq. ft. 1.82 acres
	Bettendorf, Iowa Transmission tower site	Owned (1)	37.7 acres
	Orion, Illinois DTV transmission site	Lease of space on tower
KELO	Sioux Falls, South Dakota Office and studio Land	Owned Owned	28,000 sq. ft. 1.08 acres
	Rowena, South Dakota Transmission tower site	Owned (1)	58.23 acres
	Brandon, South Dakota Auxiliary transmission tower site	Leased	26.42 acres
	Reliance, South Dakota Transmission tower site	Owned	5.83 acres
	Rapid City, South Dakota Office and studio Transmission tower site	Leased Owned	588 sq. ft. 1 acre
	Murdo, South Dakota Transmission tower site	Leased	1 acre
	Philip, South Dakota Transmission tower site	Leased	8.23 acres
	Wall, South Dakota Transmission tower site Doppler Radar Tower	Leased Leased	4 acres 1,225 sq. ft.
	Beresford, South Dakota Transmission tower site Doppler Radar tower site	Leased Leased	2.1 acres 0.02 acres
	Diamond Lake, South Dakota Transmission tower site	Owned	1 acre
	DeSmet, South Dakota Transmission tower site	Owned	0.55 acres

	Garden City, South Dakota Transmission tower site Auxiliary transmission tower site	Owned Owned	1 acre 1 acre
	Farmer, South Dakota Transmission tower site	Owned	1 acre
	Mt. Vernon, South Dakota Transmission tower site	Owned	1 acre
	White Lake, South Dakota Transmission tower site	Owned	1 acre
	New Underwood, South Dakota Transmission tower site	Leased	200 sq. ft.
	Huron, South Dakota Doppler Radar tower site	Leased	480 sq. ft.
WLNS	Lansing, Michigan Office and studio Land	Owned Owned	20,000 sq. ft. 4.75 acres
	Meridian, Michigan Transmission tower site	Owned	40 acres
	Watertown, Michigan Doppler Radar tower site	Leased	6.2 acres
KLFY	Lafayette, Louisiana Office and studio Land	Owned Owned	24,337 sq. ft. 3.17 acres
	Maxie, Louisiana Transmission tower site	Leased	8.25 acres
	Acadia Parish, Louisiana Transmission tower site	Owned	142 acres
WTVO	Rockford, Illinois Office and studio Land	Owned Owned	15,200 sq. ft. 14.4 acres

(1)
Ownership rights are shared by station as part of a joint venture arrangement with unrelated third parties.

Item 3. Legal Proceedings.

Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc.,
Young Broadcasting of Richmond, Inc. and Richard Real
Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)

On July 31, 2002, plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. ("WRIC-TV") and Richard Real a complaint alleging that the defendants defamed plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the complaint and obtained a dismissal of one of the two claims. The parties have exchanged written discovery and have taken numerous depositions. The case was scheduled for trial to begin on March 10, 2003, however, when the court refused to allow plaintiffs to present their expert witnesses because they had not timely disclosed the identities of these expert witnesses, plaintiffs voluntarily dismissed the case but immediately re-filed the case. The re-filed case is substantially similar to the previous case. Specifically, plaintiffs have re-alleged the misappropriation claim that the Court previously dismissed. Additionally, plaintiffs have revised the amount of damages sought; increasing the amount of compensatory damages sought for Julian Graham, decreasing the amount of compensatory sought for Julian Graham Chevrolet, and decreasing the amount of punitive damages sought for both. The total amount sought in the re-filed is $114.0 million; whereas, the total amount sought in the previous case was $100.0 million. Defendants should be able to again obtain a dismissal of the misappropriation claim, which will reduce the amount of requested damages in half (to $57.0 million). Trial is set for October 20, 2003. The Company has vigorously defended this matter. The parties have again served written discovery upon one another and will likely take a few more depositions. It is too early to estimate the likelihood of plaintiffs chances of recovery, or a potential amount of recovery. Approximately three months ago, plaintiffs offered to settle for $10.0 million, which is the limit of coverage under the Company's insurance policy. The Company never responded to that offer.

The Company is involved in other legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such other proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security-Holders.

        None.

Item 4A. Executive Officers of the Registrant.

The executive officers of the Company are as follows:

Name	Age	Position
Vincent J. Young	55	Chairman and Director
Adam Young	89	Treasurer and Director
Ronald J. Kwasnick	56	President and Director
James A. Morgan	54	Executive Vice President, Chief Financial Officer, Secretary and Director
Deborah A. McDermott	48	Executive Vice President-Operations

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2001	$37.25	$29.38
June 30, 2001	40.54	30.88
September 30, 2001	33.48	12.40
December 31, 2001	22.22	14.35
March 31, 2002	$25.60	$16.84
June 30, 2002	24.61	17.40
September 30, 2002	17.96	6.60
December 31, 2002	14.70	7.64

At March 7, 2003, there were approximately 43 and 37 stockholders of record of the Company's Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

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

Item 6. Selected Financial Data

The following table presents selected consolidated financial data of the Company for the five years ended December 31, 2002, which have been derived from the Company's audited consolidated financial statements. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Net revenue (1)	$165,039	$159,576	$249,179	$266,788	$225,108
Operating expenses, including selling, general and administrative expenses	72,912	74,051	105,601	127,291	133,299
Amortization of program license rights	7,974	9,307	14,054	20,176	17,574
Depreciation and amortization	29,597	27,927	35,233	46,613	23,282
Corporate overhead	7,860	8,227	12,010	9,934	10,813
Non-cash compensation	1,146	19,102	1,321	1,469	1,146
Merger related costs	1,444	—	—	—	—
Restructuring costs	—	—	—	—	4,685

Operating income	44,106	20,962	80,960	61,305	34,309
Interest expense, net	(62,617)	(62,831)	(95,652)	(112,634)	(89,323)
Non-cash change in market valuation of swaps	—	—	—	(1,478)	4,069
Loss on extinguishments of debt	—	—	—	(12,437)	(7,585)
Other (expenses) income, net	(788)	(1,244)	(1,013)	48	(868)

(Loss) from continuing operations before (expense) benefit for income taxes and cumulative effect of accounting change	(19,299)	(43,113)	(15,705)	(65,196)	(59,398)
Benefit from income taxes	—	—	—	—	119,448

(Loss) income from continuing operations before cumulative effect of accounting change	(19,299)	(43,113)	(15,705)	(65,196)	60,050
Income (loss) from discontinued operations (including gain on sale of $14.2 million in 2000 and $139.3 million in 2002	23,298	21,571	29,694	1,581	143,134

Income (loss) before cumulative effect of accounting change	3,999	(21,542)	13,989	(63,615)	203,184
Cumulative effect of accounting change	—	—	—	—	(268,714)

Net income (loss)	$3,999	$(21,542)	$13,989	$(63,615)	$(65,530)

Basic (loss) income from continuing operations per common share before cumulative effect of accounting change	$(1.36)	$(3.17)	$(1.04)	$(3.59)	$3.05
Basic income from discontinued operations per common share	$1.64	$1.58	$1.96	$0.09	$7.28
Cumulative effect of accounting change	—	—	—	—	$(13.66)

Basic net income (loss) per common share	$0.28	$(1.59)	$0.92	$(3.50)	$(3.33)

Basic shares used in earnings per share calculation	14,147,522	13,588,108	15,157,243	18,185,945	19,675,883
Other Financial Data:
Cash flow provided by (used in) operating activities.	$54,292	$36,398	80,762	$24,982	$(21,827)
Cash flow (used in) provided by investing activities.	$(34,154)	$(7,887)	$(645,115)	$(14,768)	$615,922
Cash flow (used in) provided by financing activities	$(21,127)	$(26,222)	$566,977	$(13,853)	$(485,625)
Payments for program license liabilities	$8,263	$8,859	$13,479	$19,560	$17,573
Broadcast cash flow (2)	$83,864	$76,666	$130,099	$119,937	$74,236
Broadcast cash flow margin	50.8%	48.0%	52.2%	45.0%	33.0%
Operating cash flow (2)	$76,004	$68,439	$118,089	$110,003	$63,423
Capital expenditures	$6,520	$3,685	$14,455	$9,763	$19,123
Balance Sheet Data (as of end of Period):
Total assets	$825,668	$818,670	$1,554,368	$1,543,015	$892,584
Long-term debt (including current portion)	$658,224	$650,510	$1,276,285	$1,225,348	$727,042
Stockholders' equity	$46,865	$30,659	$103,094	$134,768	$78,410

(1)
Net revenue is total revenue net of agency and national representation commissions.

(2)
"Broadcast cash flow" is defined, by the Company, as operating income plus depreciation and amortization (including amortization of program license rights), non-cash compensation, merger related costs, restructuring costs and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reimbursement or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

  "Operating cash flow" is defined, by the Company, as operating income plus depreciation and amortization (including amortization of program license rights) and non-cash compensation, merger related costs and restructuring costs less payments for program license liabilities. Other television broadcasting companies may measure operating cash flow in a different manner. The Company has included operating cash flow data because such data are used by investors to measure a company's ability to service debt and are used in calculating the amount of additional indebtedness that the Company may incur in the future under the Indentures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

  The following table calculates broadcast cash flow and operating cash flow:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Operating Income	$44,106	$20,962	$80,960	$61,305	$34,309
Add:
Amortization of program license rights	7,974	9,307	14,054	20,176	17,574
Depreciation and amortization	29,597	27,927	35,233	46,613	23,282
Corporate overhead	7,860	8,227	12,010	9,934	10,813
Non-cash compensation paid in common stock	1,146	19,102	1,321	1,469	1,146
Merger related costs	1,444	—	—	—	—
Restructuring costs	—	—	—	—	4,685
Less:
Payments for program license liabilities	(8,263)	(8,859)	(13,479)	(19,560)	(17,573)

Broadcast Cash Flow	83,864	76,666	130,099	119,937	74,236
Less:
Corporate overhead	(7,860)	(8,227)	(12,010)	(9,934)	(10,813)

Operating Cash Flow	$76,004	$68,439	$118,089	$110,003	$63,423

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The operating revenue of the Company's stations are derived primarily from advertising revenue and, to a much lesser extent, from compensation paid by the networks to its affiliated stations for broadcasting network programming. The stations' primary operating expenses are for employee compensation, newsgathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 50% of the 2002 annual gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company's wholly owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

The Company defines "broadcast cash flow" as operating income plus depreciation and amortization (including amortization of program license rights), non-cash compensation, restructuring costs and corporate overhead, less payments for program license liabilities. Other television broadcasting companies may measure broadcast cash flow in a different manner. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance for broadcast companies and are also used by investors to measure a company's ability to service debt. Broadcast cash flow is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following table sets forth certain operating data for the years ended December 31, 2000, 2001 and 2002. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

	Year Ended December 31,
	2000	2001	2002
	(dollars in thousands)
Operating Income	$80,960	$61,305	$34,309
Add:
Amortization of program license rights	14,054	20,176	17,574
Depreciation and amortization	35,233	46,613	23,282
Corporate overhead	12,010	9,934	10,813
Non-cash compensation paid in common stock	1,321	1,469	1,146
Restructuring costs	—	—	4,685
Less:
Payments for program license liabilities	(13,479)	(19,560)	(17,573)

Broadcast Cash Flow	$130,099	$119,937	$74,236

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations is based on the Company's consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect its financial position and results of operations.

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

The Company's critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At December 31, 2002, the Company had $90.5 million in net property and equipment, $25.5 million of goodwill, $512.4 million of broadcast licenses and network affiliations and $23.0 million of other amortizable intangibles. During 2001, the Company did not record any impairment losses related to long-lived assets. In May 2002, the Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new accounting standard in January 2002, recognized an impairment loss of $268.7 million, net of tax benefits of approximately $39.5 million, and recorded it as a cumulative effect of an accounting change. See note 2 to the Company's consolidated financial statements. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

Television Revenue

Set forth below are the principal types of television revenue received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

	Year Ended December 31,
	2000		2001		2002
	Amount	%	Amount	%	Amount	%
			(dollars in thousands)
Revenue
Local	$142,909	49.5	$166,064	54.0	$129,561	50.0
National	98,849	34.2	112,864	36.7	80,940	31.2
Network compensation	15,255	5.3	18,921	6.2	10,988	4.2
Political	24,987	8.7	2,151	0.7	31,738	12.2
Production and other	6,746	2.3	7,386	2.4	5,939	2.3

Total	288,746	100.0	307,386	100.0	259,166	100.0
Agency and sales representative commissions(1)	(39,567)	(13.7)	(40,598)	(13.2)	(34,058)	(13.1)

Net Revenue	$249,179	86.3%	$266,788	86.8%	$225,108	86.9%

(1)
National sales commission paid to AYI eliminated for consolidation purposes were $3.6 million, $3.1 million and $4.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.

The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Net revenue for the year ended December 31, 2002 was $225.1 million, a decrease of $41.7 million, or 15.6%, compared to $266.8 million for the year ended December 31, 2001. The continued decline of the general San Francisco advertising market during the first half of 2002, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings negatively affected the revenues at KRON-TV, accounting for $58.8 million of the decrease, resulting in reductions in the Company's gross local and national revenues of 22.0% and 28.3%, respectively. Included in the $58.8 million decrease from KRON-TV is a $7.8 million reduction in network compensation relating to KRON-TV's conversion to an independent station. Political revenue for the year ended December 31, 2002 was $31.7 million, an increase of $29.6 million. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2001 had only limited state and local elections.

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2002 were $133.3 million, compared to $127.3 million for the year ended December 31, 2001, an increase of $6.0 million, or 4.7%. Substantially all of this increase is attributable to new barter programs being aired in San Francisco because of KRON-TV's conversion to an independent station. Excluding increases related to new barter programs at KRON-TV, operating expenses for the year ended December 31, 2002 increased approximately $1.0 million from the year ended December 31, 2001.

Amortization of program license rights for the year ended December 31, 2002 was $17.6 million, compared to $20.2 million for the year ended December 31, 2001, a decrease of $2.6 million, or 12.9%. KRON-TV's replacement of expensive cash programming with barter programs accounted for approximately $2.1 million of this decrease. The remaining reduction was the result of several stations replacing expensive programming with less costly shows.

Depreciation of property and equipment and amortization of intangible assets was $23.3 million for the year ended December 31, 2002, compared with $46.6 million for the comparable period in 2001, a decrease of $23.3 million, or 50.0%. Approximately $26.2 million of the decrease was attributable to the Company adopting the new rules on accounting for goodwill and other intangible assets on January 1, 2002. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. Excluding the impact of Statement 142, the increase of approximately $2.9 million to depreciation and amortization resulted from increased capital expenditures on digital television equipment being depreciated at several stations.

The Company made payments for program license liabilities of $17.6 million during the year ended December 31, 2002, compared to $19.6 million for the year ended December 31, 2001, a decrease of $2.0 million or 10.2%. KRON-TV's use of more barter programming accounted for $1.8 million of this decrease.

Corporate overhead for the year ended December 31, 2002 was $10.8 million, compared to $9.9 million for the comparable period in 2001, an increase of $900,000 or 9.1%. This increase was a result of additional personnel fees and professional costs.

Non-cash compensation was $1.1 million for the year ended December 31, 2002, compared to $1.5 million for the year ended December 31, 2001, a decrease of $323,000.

Interest expense for the year ended December 31, 2002 was $89.3 million, compared to $112.6 million for the same period in 2001, a decrease of $23.3 million, or 20.7%. The decrease was primarily attributable to lower debt levels associated with the Company's repayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers, as well as reductions in effective interest rates relating to the Company borrowings under LIBOR and prime. The Company had interest income from its interest rate swaps of $1.2 million and $205,000 for the years ended December 31, 2002 and 2001, and recorded it as a reduction of interest expense.

The Company recorded $4.7 million of restructuring costs for the year ended December 31, 2002 for costs incurred by the Company in connection with a reorganization implemented at KRON-TV on October 1, 2002. The restructuring cost consists of a $3.1 million prepayment of certain syndicated programming, which amended the existing contracts giving the station more favorable terms, $1.3 million of severance and employee benefits and $300,000 of other costs related to these activities.

The Company recorded a $4.1 million non-cash change in market valuation of swaps for the year ended December 31, 2002. The Company recorded $7.8 million of non-cash interest expense relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $11.9 million for its current outstanding fair value hedges (see "Liquidity and Capital Resources").

The Company recorded a loss on extinguishment of debt for the year ended December 31, 2002 of $7.6 million relating to the prepayment in 2002 of all of its indebtedness under its senior credit facilities and portions of its senior notes and senior subordinated notes pursuant to the par offers (see "Liquidity and Capital Resources").

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of $139.3 million, net of a provision for income taxes of $147.7 million. As a result of this income, the Company was able to realize a tax benefit of $119.4 million from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. The net tax payable on the gain and discontinued operations related to KCAL-TV is projected to be approximately $28.4 million. The Company recorded income from discontinued operations of $3.8 million for the year ended December 31, 2002 compared to $1.6 million for the same period in 2001.

In the first quarter of 2002, the Company recorded a cumulative effect of accounting change of $268.7 million net, net of tax benefits of approximately $39.5 million, relating to the adoption of Statement 142. Under Statement 142, the Company will be subject to annual impairment tests and if the tests conclude that an impairment has occurred, the Company will be required to take a charge to continuing operations. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its long-lived assets was in excess of its carrying value.

As a result of these factors discussed above, the net loss for the Company was $65.5 million for the year ended December 31, 2002, compared with a net loss of $63.6 million for the year ended December 31, 2001, an increase of $1.9 million.

Broadcast cash flow for the year ended December 31, 2002 was $74.2 million, compared with $119.9 million for the year ended December 31, 2001, a decrease of $45.7 million, or 38.1%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the year ended December 31, 2002 decreased to 33.0% from 45.0% for the same period in 2001.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000.

The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Net revenue for the year ended December 31, 2001 was $266.8 million, an increase of $17.6 million, or 7.1%, compared to $249.2 million for the year ended December 31, 2000. An increase of $39.6 million is attributable to the acquisition of KRON-TV on June 26, 2000 resulting in revenues for only six months for the period ending December 31, 2000 compared to twelve months for the same period in 2001. The decrease, net of the KRON-TV acquisition, stems from the economic recession in the United States and the resulting decreased advertising spending in several industries, such as automobile and dot-coms, resulted in reductions in the Company's gross national revenues of 16.2%. Approximately $5.0 million of the decrease in net revenue for the year ended 2001 was attributable to commercial-free news programming after the September 11th terrorist attacks. Political revenue for the year ended December 31, 2001 was $2.2 million, a decrease of $22.8 million. The decrease in political revenue was attributable to 2000 being a national election year with more state and local elections, while 2001 had only limited state and local elections. Network compensation for the year ended December 31, 2001 was $18.9 million, compared to $15.3 million for the year ended December 31, 2000, an increase of $3.6 million, or 23.5%, all of which was attributable to the acquisition of KRON-TV.

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2001 were $127.3 million, compared to $105.6 million for the year ended December 31, 2000, an increase of $21.7 million, or 20.5%, with the acquisition of KRON-TV accounting for $21.6 million of such increase.

Amortization of program license rights for the year ended December 31, 2001 was $20.2 million, compared to $14.1 million for the year ended December 31, 2000, an increase of $6.1 million, or 43.3%, with KRON-TV accounting for $6.0 million of this increase.

Depreciation of property and equipment and amortization of intangible assets was $46.6 million for the year ended December 31, 2001, compared with $35.2 million for the comparable period in 2000, an increase of $11.4 million, or 32.4%. KRON accounted for $11.6 million of such increase. The decrease, net of KRON-TV, was primarily attributable to equipment and intangibles becoming fully depreciated or amortized at several stations.

The Company made payments for program license liabilities of $19.6 million during the year ended December 31, 2001, compared to $13.5 million for the year ended December 31, 2000, an increase of $6.1 million or 45.2%. KRON accounted for $6.3 million of this increase. The decrease, net of KRON, was primarily attributable to several stations replacing expensive programming with less costly priced shows.

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

Interest expense for the year ended December 31, 2001 was $112.6 million, compared to $95.6 million for the same period in 2000, an increase of $17.0 million, or 17.8%. The increase was primarily attributable to higher debt levels associated with the KRON-TV acquisition.

The Company recorded a $1.5 million non-cash change in market valuation of swaps for the year ended December 31, 2001. The Company recorded $3.8 million of non-cash interest expense relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded for the year ended December 31, 2001 a mark-to-market non-cash change in fair value of approximately $2.3 million for its current outstanding fair value hedges (see "Liquidity and Capital Resources").

The Company recorded a loss on extinguishment of debt for the year ended December 31, 2001 of $12.4 million relating to the redemption of senior subordinated notes and the repayment of a portion of the senior credit facility (see "Liquidity and Capital Resources").

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. On February 29, 2000, the Company sold WKBT-TV for approximately $24.0 million and recorded a gain on the sale of approximately $14.2 million, net of a state tax provision of $1.5 million. As a result the Company recorded income from discontinued operations of $1.6 million for the year ended December 31, 2001 compared to $29.7 million for the same period in 2000.

As a result of the factors discussed above, the net loss for the Company was $63.6 million for the year ended December 31, 2001, compared with net income of $14.0 million for the year ended December 31, 2000, a decrease of $77.6 million.

Broadcast cash flow for the year ended December 31, 2001 was $119.9 million, compared with $130.1 million for the year ended December 31, 2000, a decrease of $10.2 million, or 7.8%. Broadcast cash flow margins (broadcast cash flow divided by net revenue) for the year ended December 31, 2001 decreased to 45.0% from 52.2% for the same period in 2000.

Liquidity and Capital Resources

Cash used in operations for the year ended December 31, 2002 was $21.8 million as compared to cash provided by operations of $25.0 million in 2001. The continued decline of advertising revenue in the San Francisco market, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings negatively affected the revenues at KRON-TV, resulting in a reduction of cash flows from operating activities for the year ended December 31, 2002, as compared to the year ended December 31, 2001. During the fourth quarter of 2000, trade accounts payable increased, causing a timing difference and a $7.3 million use of cash for the year ended December 31, 2001, compared to an increase of $5.9 million for the year ended December 31, 2002. The lower debt levels and reduced effective interest rates relating to the Company's borrowings in 2002 resulted in a decrease in accrued expenses of $14.8 million for the year ended December 31, 2002 compared to a decrease of $779,000 for the year ended December 31, 2001. The decline in advertising revenues caused the accounts receivable to decrease by $36.2 million for the year ended December 31, 2002, compared to a decrease in accounts receivable of $19.6 million for the year ended December 31, 2001. As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the first half of 2003.

As a result of the sale of KCAL-TV, the performance of KRON-TV has a larger proportionate impact on the Company's operating results and broadcast cash flow. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The general San Francisco market was sharply lower in 2002 as compared to 2001 and the Company is unable to predict with any certainty when the San Francisco market will materially improve. Although first quarter revenues in 2003 are stronger than those in the same period last year, uncertainties concerning world events and a possible war in the Middle East make the outlook unclear.

Cash provided by investing activities for the year ended December 31, 2002 was $615.9 million, compared to cash used in investing activities for the year ended December 31, 2001 of $14.8 million. Investing activities in 2002 included $632.2 million of proceeds from the sale of KCAL-TV on May 15, 2002 to Viacom Inc. During 2001 and 2002, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. The timing of these projects has been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. Commencing in 2001, the Company has made a concerted effort to preserve cash by not replacing equipment unless absolutely necessary, and this practice continued in 2002. Deposits for the Company decreased $2.9 million for the year ended December 31, 2002, as compared to an increase of $4.0 million for the year ended December 31, 2001. The decrease in deposits in 2002 was from completed digital construction projects being recorded as capital expenditures and the increase in 2001 deposits were primarily from the construction-in-progress for the digital conversion. Construction-in-progress balances at December 31, 2002 and 2001 were $8.1 million and $11.6 million, respectively. The Company estimates that, by the end of the second quarter of 2003, all of the $8.1 million currently in construction-in-progress will be placed in service and recorded as an addition to capital expenditures. For 2002, $19.1 million of capital expenditures were placed in service, however, since approximately $11.6 million of the capital expenditures were paid for in 2001, the cash payments in 2002 relating to capital expenditures were approximately $7.5 million.

Cash used in financing activities for the years ended December 31, 2002 and 2001 was $485.6 million and $13.9 million, respectively. On March 1, 2001, the Company completed the sale of the March 2001 Notes (as defined) and received proceeds of $500.0 million principal amount and a premium of approximately $8.4 million (see below). The Company used approximately $254.4 million of the net proceeds from the March 2001 Notes to redeem all of its 11 3/4% Senior Subordinated Notes due 2004 and its 10 1/8% Senior Subordinated Notes due 2005, including accrued interest and redemption premiums. The Company used the remaining net proceeds, approximately $253.6 million, to repay a portion of its outstanding indebtedness under the Company's senior credit facilities. On June 26, 2001, the Company completed an underwritten public offering of three million shares of its Class A common stock at a price per share of $36.00. In the third quarter of 2001, the net proceeds of this offering, $103.5 million, were used by the Company to repay indebtedness outstanding under its senior credit facilities. On December 7, 2001, the Company completed the sale of the Senior Notes (as defined) and received net proceeds of $243.1 million (see below). The Company used the net proceeds from the Senior Notes offering to repay a portion of its outstanding indebtedness under the Company's senior credit facility, including prepayment premiums, and to pay fees related to the Senior Notes. Concurrent with the closing of the Senior Notes, the Senior Notes indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four interest payments on the Senior Notes (the "Escrow Account"). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. During the second quarter of 2002, the Company used approximately $225.3 million of the net proceeds from the sale of KCAL-TV to repay in full all indebtedness then outstanding under its senior credit facility. The remaining net proceeds of the KCAL-TV sale, after closing costs and tax provisions, of approximately $350.0 million were used to purchase a portion of the Company's Senior Notes and Senior Subordinated Notes pursuant to the par offers (see below). On October 17, 2002, as a result of the purchase of Senior Notes and in accordance with the escrow agreement relating to the senior notes, approximately $11.8 million was released from the escrow account and is available to the Company for general corporate purposes.

As of December 31, 2002, the Company had $110.4 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the indentures. The Company recorded an income tax receivable at December 31, 2002 of $28.8 million relating to the sale of KCAL-TV, of which $28.0 million was received in the first quarter of 2003.

On June 26, 2000, the Company entered into a new senior credit facility which provided for borrowings of up to an aggregate of $600.0 million (the "New Senior Credit Facility") in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. Upon the sale of KCAL-TV, all indebtedness outstanding under these term loans was repaid in full. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. Upon the closing of the sale of KCAL-TV, all indebtedness outstanding under this term loan and under the revolving facility was repaid in full. Pursuant to Amendment No. 6 to the Amended and Restated Credit Facility, the revolving credit portion of the loan facility was reduced to $100.0 million. The New Senior Credit Facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility."

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

The Senior Credit Facility requires the Company to maintain certain financial ratios. Pursuant to Waiver and Amendment No. 7 to the Company's Senior Credit Facility, compliance with all applicable financial ratios has been waived commencing for the quarter ended June 30, 2002 until December 30, 2003, and the Company is limited to $10.0 million of borrowing under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers). Effective with the issuance of the Senior Notes, as defined below, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2004 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x.

The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company's debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding senior bank debt in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. As of December 31, 2002, there was no debt outstanding under the Senior Credit Facility and thus no calculation of "Excess Cash Flow" was made for 2002.

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

Debt amounts outstanding at December 31, 2001 and 2002 were as follows (dollars in thousands):

	12/31/01	12/31/02	Annualized Interest Amounts(1)
Senior Credit Facility	$145,653	$—	$—
8 1/2% Senior Notes due 2008	250,000	156,890	13,336
9% Senior Subordinated Notes due 2006	125,000	86,081	7,747
8 3/4% Senior Subordinated Notes due 2007	200,000	137,730	12,051
10% Senior Subordinated Notes due 2011	500,000	344,299	34,430

Total Debt (excluding capital leases)	$1,220,653	$725,000	$67,564

(1)
The annualized interest amounts are calculations of the outstanding principal amounts at 12/31/02 multiplied by the interest rates of the related notes.

The Company's total debt at December 31, 2002 was approximately $727.0 million, consisting of $568.1 million of Senior Subordinated Notes, $156.9 million of Senior Notes and $2.0 million of capital leases. In addition, at December 31, 2002, the Company had an additional $100.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility; provided, however, pursuant to Waiver and Amendment No. 7 to the Senior Credit Facility, the Company is limited to $10.0 million of borrowings under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers).

On June 27, 2001, the Company entered into interest rate swaps agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential received was recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded, for the year ended December 31, 2002, $7.8 million of non-cash interest expense relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded a mark-to-market change in fair value of $2.3 million and $11.9 million for the years ended December 31, 2001 and 2002, respectively, for its current outstanding hedges.

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

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as are required. The Company recorded a gain on the sale of KCAL-TV of approximately $139.3 million, net of a provision for income taxes of $147.7 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company has recorded a deferred tax asset of $6.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002. The Company recorded an income tax receivable at December 31, 2002 of $28.8 million relating to the sale of KCAL-TV, of which $28.0 million was received in the first quarter of 2003.

Contractual Obligations and Other Commercial Commitments

The Company has obligations and commitments under its long-term debt agreements and instruments to make future payments of principal and interest. The Company also has obligations and commitments under certain contractual arrangements to make future payments for goods and services. These arrangements secure the future rights to various assets and services to be used in the normal course of operations. Under generally accepted accounting principles, certain of these arrangements (i.e., programming contracts that are currently available for airing) are recorded as liabilities in the Company's consolidated balance sheet, while others (i.e., operating lease arrangements and programming not currently available) are not reflected as liabilities.

The following tables summarize separately the Company's material obligations and commitments at December 31, 2002 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company's liquidity and cash flow in future periods. The Company expects to fund these obligations with cash on hand, cash flow from operations and funds available under Senior Credit Facility.

Contractual Obligations and Other Commercial Commitments

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$725,000	$—	$86,081	$137,730	$501,189
Capital Lease Obligations	2,042	550	1,492	—	—
Operating Leases	8,342	1,854	3,708	978	1,802
Unconditional Purchase Obligations (1)	13,897	12,301	1,596	—	—
Other Long-Term Obligations (2)	48,361	6,838	34,381	7,142	—

Total Contractual Cash Obligations	$797,642	$21,543	$127,258	$145,850	$502,991

(1) Unpaid program license liability reflected on the December 31, 2002 balance sheet.

(2) Obligations for programming that has been contracted for, but not recorded on the December 31, 2002 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

In December 2002, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, Statement 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of Statement 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of Statement 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of Statement 148 did not have a material impact on the Company's consolidated financial statements. However, the Company had modified its disclosures as required (See Note 2 to Financial Statements).

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities ("Statement 146"), effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

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

The Company elected, in the second quarter of 2002, early application of the provisions of Statement 145 related to the rescission of Statement 4. Accordingly, the Company reclassified $12.4 million it recorded in 2001 as an extraordinary loss on extinguishment of debt to its loss from continuing operations. In addition, the Company recorded a loss on the extinguishment of debt in 2002 of $7.6 million relating to the repayment in 2002 of all indebtedness then outstanding under its senior credit facilities and the repayment of a portion of its senior notes and senior subordinated notes pursuant to the par offers (See Note 5 to Financial Statements).

On January 1, 2002, the Company applied FASB Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the new rules on accounting for goodwill and other intangible assets. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $26.2 million for the year ended December 31, 2002. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002. In 2002, the Company recognized an impairment loss of $268.7 million, net of a provision for income taxes of $39.5 million, and recorded it as a cumulative effect of an accounting change (See Note 2 to Financial Statements). Under Statement 142, the Company will be subject to annual impairment tests. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its long-lived assets was in excess of its carrying value.

On January 1, 2002, the Company applied FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 144"), and the new rules on accounting for the discontinuation of a component of an entity. As a result of applying Statement 144, the Company recorded income from its discontinued operations of $15.5 million, $1.6 million and $3.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. In addition, the Company classified assets held for sale at December 31, 2001 of $332.2 million, and liabilities held for sale at December 31, 2001 of $20.3 million (see Note 3 to Financial Statements).

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company's Senior Credit Facility, with no amounts outstanding as of December 31, 2002, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company's Senior Subordinated Notes of approximately $568.1 million outstanding as of December 31, 2002 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8 3/4% to 10% and are ten-year notes maturing in various years commencing 2006. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $54.2 million.

The Company's Senior Notes of approximately $156.9 million outstanding as of December 31, 2002 have a fixed rate of interest of 8 1/2% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $13.3 million.

At December 31, 2002, the Senior Notes were trading in the public market with an ask price of 104.0. At December 31, 2002, the 9% Senior Subordinated Notes due 2006, 8 3/4% Senior Subordinated Notes due 2007 and 10% Senior Subordinated Notes due 2011 were trading in the public market with ask prices of 101.5, 98.0 and 102.5, respectively.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company entered into derivative financial instruments in June 2001. These derivative financial instruments are interest rate swap agreements that expire in 2011. The Company does not apply hedge accounting to these instruments.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and Subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and Subsidiaries at December 31, 2001 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

New York, New York
February 18, 2003

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$1,936,794	$110,406,572
Trade accounts receivable, less allowance for doubtful accounts of 2,385,000 in 2001 and $1,229,000 in 2002	78,230,696	41,867,871
Income taxes receivable	—	28,787,381
Escrow account — current	21,418,943	13,248,057
Current portion of program license rights	11,835,068	12,910,034
Prepaid expenses	3,484,179	3,445,842
Assets held for sale	332,173,627	—

Total current assets	449,079,307	210,665,757
Property and equipment, less accumulated depreciation and amortization	88,446,779	90,509,977
Program license rights, excluding current portion	3,193,823	1,129,042
Escrow account	20,358,775	—
Deposits and other assets	16,545,585	14,035,792
Deferred tax assets	—	6,000,000
Goodwill	96,994,045	25,543,772
Unamortized intangible assets	821,706,787	512,427,167
Amortized intangible assets, net	25,192,886	22,992,256
Deferred charges, less accumulated amortization	21,497,029	9,280,535

Total assets	$1,543,015,016	$892,584,298

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$20,248,408	$15,278,888
Accrued interest	26,525,625	15,359,910
Accrued income tax liability	—	699,439
Accrued expenses	13,178,102	20,912,536
Current installments of program license liability	9,437,789	12,300,554
Current installments of long-term debt	1,269,223	—
Current installments of obligations under capital leases	594,793	549,751
Liabilities held for sale	20,336,395	—

Total current liabilities	91,590,335	65,101,078
Program license liability, excluding current installments	3,635,786	1,596,676
Long-term debt, excluding current installments	1,219,383,881	725,000,000
Deferred taxes and other liabilities	91,575,455	20,984,542
Obligations under capital leases, excluding current installments	2,061,379	1,492,346

Total liabilities	1,408,246,836	814,174,642

Stockholders' equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,369,573 shares at 2001 and 17,505,878 at 2002	17,369	17,506
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,264,716 shares at 2001and 2,211,666 at 2002	2,265	2,212
Additional paid-in capital	374,892,759	376,234,121
Accumulated other comprehensive loss	(10,304,903)	(2,474,597)
Accumulated deficit	(229,839,310)	(295,369,586)

Total stockholders' equity	134,768,180	78,409,656

Total liabilities and stockholders' equity	$1,543,015,016	$892,584,298

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc., and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2000	2001	2002
Net operating revenue	$249,178,835	$266,788,061	$225,108,219

Operating expenses	56,669,078	70,774,781	76,059,985
Amortization of program license rights	14,054,228	20,176,442	17,573,602
Selling, general and administrative expenses	48,931,597	56,515,552	57,239,130
Depreciation and amortization	35,233,229	46,613,391	23,281,996
Corporate overhead	12,009,885	9,934,111	10,813,473
Non-cash compensation	1,321,031	1,468,532	1,146,068
Restructuring costs	—	—	4,685,320

Operating income	80,959,787	61,305,252	34,308,645

Interest expense, net	(95,652,444)	(112,633,976)	(89,323,002)
Non-cash change in market valuation of swaps	—	(1,477,927)	4,069,187
Loss on extinguishments of debt	—	(12,436,550)	(7,584,635)
Other (expenses) income, net	(1,012,776)	47,685	(868,060)

	(96,665,220)	(126,500,768)	(93,706,510)

(Loss) income from continuing operations before (expense) benefit for income taxes and cumulative effect of accounting change	(15,705,433)	(65,195,516)	(59,397,865)
Benefit from income taxes	—	—	119,447,738

(Loss) income from continuing operations before cumulative effect of accounting change	(15,705,433)	(65,195,516)	60,049,873
Income from discontinued operations, net of applicable taxes, including gain on sale of $14.2 million in 2000 and $139.3 million in 2002	29,694,817	1,580,661	143,133,736

Net income (loss) before cumulative effect of accounting change	13,989,384	(63,614,855)	203,183,609
Cumulative effect of accounting change, net of applicable taxes	—	—	(268,713,885)

Net income (loss)	$13,989,384	$(63,614,855)	$(65,530,276)

Basic income (loss) per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.04)	$(3.59)	$3.05
Income from discontinued operations, net	1.96	0.09	7.28
Cumulative effect of accounting change, net	—	—	(13.66)

Net income (loss) per common share-basic	$0.92	$(3.50)	$(3.33)

Diluted income (loss) per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.04)	$(3.59)	$3.04
Income from discontinued operations, net	1.96	0.09	7.24
Cumulative effect of accounting change, net	—	—	(13.59)

Net income (loss) per common share-diluted	$0.92	$(3.50)	$(3.31)

Weighted average shares:
Basic	15,157,243	18,185,945	19,675,883

Diluted	15,157,243	18,185,945	19,779,508

See accompanying notes to consolidated financial statements

Consolidated Statements of Stockholders' Equity'>Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Equity
	Class A	Class B
Balance at January 1, 2000	$11,143	$2,351	$210,859,627	$(180,213,839)			$30,659,282
Contribution of shares into Company's defined contribution plan	44	—	1,217,529	—			1,217,573
Conversion of Class B Common Stock to Class A Common Stock	59	(59)	—	—			—
Exercise of stock options	7	—	11,668	—			211,675
Repurchase and retirement of Class A Common Stock	(889)	—	(29,995,098)	—			(29,995,987)
Issuance of Class A Common Stock	3,889	—	7,007,742	—			87,011,631
Net income for 2000	—	—	—	13,989,384			13,989,384

Balance at December 31, 2000	14,253	2,292	69,301,468	269,301,468			103,093,558
Contribution of shares into Company's defined contribution plan	61		1,521,874				1,521,935
Conversion of Class B Common Stock to Class A Common Stock	27	(27)
Exercise of stock options	28		572,417				572,445
Issuance of Class A Common Stock	3,000		103,497,000				103,500,000
Net loss for 2001				(63,614,855)		$(63,614,855)	(63,614,855)
Cumulative effect of change in Accounting for cash flow hedge					$(6,816,890)	(6,816,890)	(6,816,890)
Net change associated with current period hedging transactions					(6,265,478)	(6,265,478)	(6,265,478)
Net amount of reclassification to earnings					2,777,465	2,777,465	2,777,465

Total comprehensive loss						($73,919,758)

Balance at December 31, 2001	17,369	2,265	374,892,759	(229,839,310)	(10,304,903)		134,768,180
Contribution of shares into Company's defined contribution plan	75		1,195,491				1,195,566
Conversion of Class B Common Stock to Class A Common Stock	53	(53)
Employee stock purchase plan	9		142,101				142,110
Exercise of stock options			3,770				3,770
Net loss for 2002				(65,530,276)		$(65,530,276)	(65,530,276)
Amount of reclassification to earnings					7,830,306	7,830,306	7,830,306

Total comprehensive loss						($57,699,970)

Balance at December 31, 2002	$17,506	$2,212	376,234,121	$(295,369,586)	$(2,474,597)		$78,409,656

See accompanying notes to consolidated financial statements. Year ended December 31,

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2000	2001	2002
Operating activities
Net (loss) income	$13,989,384	$(63,614,855)	$(65,530,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting, net of taxes	—	—	268,713,885
Gain on sale of stations, net of taxes	(14,150,704)	—	(139,306,721)
Provision for deferred tax benefit	—	—	(119,447,738)
Depreciation and amortization of property and equipment	22,718,918	25,262,790	18,051,403
Amortization of program license rights	57,655,218	59,523,235	40,721,985
Amortization of broadcasting licenses, other intangibles and deferred charges	32,512,846	36,505,954	6,217,625
Non-cash compensation paid in Common Stock	1,321,031	1,468,532	1,146,068
Non-cash change in market valuation of swaps	—	(2,410,872)	(4,069,187)
Loss on extinguishment of debt	—	12,436,550	7,584,635
Loss on disposal of fixed assets	174,944	713,421	13,372
Income from escrow deposits	—	—	(1,001,366)
Interests payments from escrow account	—	—	17,765,825
Income tax payments	—	—	(42,500,000)
Payments on programming license liabilities	(53,622,716)	(54,432,840)	(37,511,259)
Decrease in trade accounts receivable	2,429,748	19,554,386	36,229,903
(Increase) decrease in prepaid expenses	(1,219,271)	(1,972,093)	625
Increase (decrease) in trade accounts payable	4,767,416	(7,272,605)	5,913,612
Increase (decrease) in accrued expenses and other liabilities	14,185,541	(779,225)	(14,819,722)

Net cash provided by (used in) operating activities	80,762,355	24,982,378	(21,827,331)

Investing activities
Purchase of KRON-TV	(650,000,000)	—	—
Capital expenditures	(17,213,004)	(10,726,991)	(19,126,352)
Net proceeds from sale of KCAL-TV	—	—	632,167,115
Net proceeds from sale of WKBT-TV	23,983,758	—	—
(Increase) decrease in deposits and other assets	(1,885,777)	(4,041,326)	2,880,895

Net cash (used in) provided by investing activities	(645,115,023)	(14,768,317)	615,921,658

Financing activities
Borrowings from credit facilities	750,914,221	92,232,778	90,870,700
Payments on credit facilities	(124,267,000)	(652,226,895)	(236,523,804)
Deferred station acquisition costs	(13,528,539)	—	—
Deferred debt financing costs	(15,486,111)	(18,912,138)	(942,897)
Repurchase and redemption of notes	—	(254,445,131)	(350,000,000)
Repurchase of Class A and Class C common stock	(29,995,987)	—	—
Proceeds from sale of notes	—	758,411,991	—
Escrow account	—	(41,777,718)	11,765,202
Proceeds from issuance of common stock	—	103,500,000	—
Proceeds from exercise of options	211,675	572,445	3,770
Principal payments under capital lease obligations	(871,726)	(1,208,608)	(797,520)

Net provided by (cash used) financing activities	566,976,533	(13,853,276)	(485,624,549)

Net increase (decrease) in cash	2,623,865	(3,639,215)	108,469,778
Cash and cash equivalents at beginning of year	2,952,144	5,576,009	1,936,794

Cash and cash equivalents at end of year	$5,576,009	$1,936,794	$110,406,572

Supplemental disclosure of cash flow information
Interest paid	$79,976,229	$116,969,414	$104,694,552

Income taxes paid	$1,125,000	$—	$42,500,000

Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV	$87,011,631	$—	$—

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Operations of the Company

        The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of ten network affiliated stations (six with ABC, three with CBS, and one with NBC), and one independent commercial television broadcasting station located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Rockford, Illinois, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying consolidated financial statements include the Company's wholly owned national television sales representation firm.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly owned subsidiaries and three partnerships. Intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company provides advertising airtime to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer's financial condition, and advance payment is not generally required. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease, less

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

accumulated depreciation. Major renewals and improvements are capitalized to the property and equipment accounts. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

Classification	Estimated Useful Lives

Land improvements	5-19 years
Buildings and building improvements	5-40 years
Broadcast equipment	3-10 years
Office furniture, fixtures and other equipment	5-8 years
Vehicles	3-5 years

Property and equipment at December 31, 2001 and 2002 consist of the following:

	2001	2002

	(in thousands)
Land and land improvements	$7,364	$7,426
Buildings and building improvements	38,968	40,729
Broadcast equipment	168,186	178,789
Office furniture, fixtures and other equipment	13,795	14,326
Vehicles	5,786	6,597

	234,099	247,867
Less accumulated depreciation and amortization	145,652	157,357

	$88,447	$90,510

Deposits and Other Assets

Deposits and other assets included approximately $11.6 million and $8.1 million of construction-in-progress at December 31, 2001 and 2002, respectively, a large portion of which is related to digital equipment projects, which will be reclassified to property and equipment, and will begin depreciation upon the completion of the projects. The Company is completing the upgrade of its television stations to enable them to broadcast with digital technology. The Company anticipates completion of this process in the second quarter of 2003.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of an acquired television station over the sum of the amounts assigned to assets acquired less liabilities assumed. Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles, are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals. Prior to January 1, 2002, goodwill and other intangible assets were amortized on a straight-line basis over varying periods, not exceeding 40 years.

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing goodwill, broadcast licenses and network affiliation agreements. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $26.2 million for the year ended December 31, 2002. In May 2002, the Company completed its review for impairment of goodwill and certain other intangibles and recognized an impairment loss of $268.7 million, net of tax benefits of approximately $39.5 million, as a cumulative effect of an accounting change. The deferred tax benefit was recorded in the second quarter of 2002, when it became realizable. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California. The Company engaged the services of a consulting firm that specializes in valuations, asset appraisals and related financial services for the communications industry to perform the analysis for impairment. This consulting firm used a discounted cash flow approach, consisting of a study of variables, such as revenue projections, projected operating profit margins, and discount rates, to determine the fair value of the station and its broadcast license. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

The following table sets forth the additional disclosures related to goodwill and intangible assets required under Statement 142:

	As of December 31, 2001			As of December 31, 2002
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Broadcast licenses and network affiliations	$821,707			$512,427
Amortized intangible assets:
Other intangible assets	$36,446	$(11,253)	$25,193	$28,899	$(5,907)	$22,992

Aggregate amortization expense for the years ended December 31, 2000, 2001 and 2002 was $32.5 million, $36.5 million and $6.2 million, respectively. The amortization expense for other intangible assets is estimated to be approximately $6.2 million in 2003 and, $6.1 million in 2004, $6.0 million in 2005, $5.5 million in 2006 and $5.3 million in 2007.

The change in the carrying amount of goodwill for the year ended December 31, 2001 and 2002 is as follows (dollars in thousands):

	2001	2002
Balance as of January 1,	$109,283	$96,994
Amortization expense	(12,289)	—
Goodwill reduction related to sale of KCAL-TV	—	(71,450)

Balance as of December 31,	$96,994	$25,544

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31
	2000	2001
	(dollars in thousands)
	Net income	Net loss
Reported	$13,989	$(63,615)
Add back: Goodwill amortization	6,255	6,282
Add back: Broadcast licenses amortization	16,546	24,765

Adjusted	$36,790	$(32,568)

Basic and diluted earnings-per common share:
Reported	$0.92	$(3.50)
Goodwill amortization	0.41	0.35
Broadcast licenses amortization	1.09	1.36

Adjusted	$2.42	$(1.79)

It is the Company's policy to account for other definite-lived intangibles at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of other intangibles of the Company and its subsidiaries, management assesses the carrying value of other definite-lived intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that other definite-lived intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangibles would be reduced to estimated fair value.

Deferred Charges

Deferred charges at December 31, 2001 and 2002 consist of the following:

	2001	2002
Debt issuance costs	$21,733	$10,008
Acquisition costs	7,819	3,308

	29,552	13,316
Less accumulated amortization	8,055	4,035

	$21,497	$9,281

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

The Company elected, in the second quarter of 2002, early application of the provisions of Statement 145. Accordingly, the Company reclassified to its loss from continuing operations in 2001 $12.4 million it had recorded in 2001 as an extraordinary loss on extinguishment of debt. The Company recorded a loss on the extinguishment of debt of $7.6 million relating to the prepayment in 2002 of all of its indebtedness under its senior credit facilities and portions of its senior notes and senior subordinated notes pursuant to the par offers.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue

The Company's primary source of revenue is derived from the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment by the Company amounted to approximately $851,000, $945,000 and $282,000 in 2000, 2001 and 2002, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2001 and 2002, of $2.1 million and $329,000, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate state tax returns. In addition, partnership returns are filed for its three partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Hedging Activities, on January 1, 2001. Statement No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Statement No. 133 also requires the transition adjustment resulting from adopting this standard to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle. In accordance with the transition provisions of Statement No. 133, the Company recorded a cumulative transition adjustment in 2001 to other comprehensive loss of approximately $6.8 million, to recognize the value of its derivative instruments as of the date of adoption.

The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of December 31, 2002, the Company has two interest rate swaps that serve as economic hedges of its fixed rate debt.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter and any changes in fair value are recognized in earnings in the current period. For the years ended December 31, 2001 and 2002, the Company recorded a mark-to-market non-cash change in fair value of approximately $1.5 million and $4.1 million, respectively for its current outstanding economic hedges.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impact of Recently Issued Accounting Standards

Stock-Based Compensation

The Company follows the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). The provisions of Statement 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (Note 7).

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognized the expense over the vesting period of the award.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, Statement 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of Statement 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of Statement 148 are effective for interim periods ending after December 15, 2002. The adoption of the provisions of Statement 148 did not have a material impact on the Company's consolidated financial statements. However, the Company has modified its disclosures as required.

	2000	2001	2002
	(dollars in thousands, except per share data)
Net income (loss)-as reported	$13,989	$(63,615)	$(65,530)
Net income (loss)-pro forma	$11,964	$(66,945)	$(69,302)
Net income (loss) per basic common share-as reported	$0.92	$(3.50)	$(3.33)
Net income (loss) per basic common share-pro forma	$0.79	$(3.68)	$(3.52)

Exit and Disposal Activities

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities ("Statement 146"), effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On June 26, 2000, the Company acquired KRON-TV and a 51% interest in the San Francisco cable channel Bay TV ("Bay TV") from The Chronicle Publishing Company ("CPC"). Under the terms of the agreement, the Company paid CPC $650.0 million in cash plus approximately 3.9 million shares of the Company's Class A Common Stock. This acquisition was accounted for under the purchase method of accounting. Based on the Company's allocation of the purchase price, net tangible and intangible assets amounted to approximately $61.8 million and $677.3 million, respectively. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over their estimated lives. The operating results of KRON-TV and Bay TV are included in the Company's consolidated results of operations from the date of acquisition.

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations. The Company recorded a gain on the sale of $139.3 million, net of a provision for income taxes of $147.7 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses, related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the first half of 2003.

The following unaudited pro forma information gives effect to the acquisition of KRON and Bay TV and the sale of KCAL-TV as if these transactions had been effected on January 1, 2000 and 2001. The pro forma information for the year ended December 31, 2000 and 2001 does not purport to represent what the Company's results of operation would have been if such transactions had been effected at such dates and do not purport to project results of operations of the Company in any future period.

	Pro Forma December 31, 2000	Pro Forma December 31, 2001
	(dollars in thousands, except per share data)
Net operating revenue	$323,228	$266,788
Operating income	$102,392	$61,305
Loss from continuing operations	$(23,920)	$(65,196)
Per basic common share	$(1.40)	$(3.58)

The Company applied FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 144"), and the new rules on accounting for the discontinuation of a component of an entity on January 1, 2002. As a result of applying Statement 144, the Company recorded income from discontinued operations related to KCAL-TV of $15.5 million, $1.6 million and $3.8 million for the years ended December 31, 2000, 2001 and 2002, respectively. In

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

addition, the Company classified KCAL-TV's assets and related liabilities held for sale at December 31, 2001 of $332.2 million and $20.3 million, respectively.

The detail of classifications on the balance sheets as "held for sale" is as follows:

December 31, 2001
(in thousands)
Assets:
Prepaid expenses	$5,994
Property and equipment, net	17,952
Broadcast licenses and other intangibles, net	274,899
Program license rights	21,507
Deposits	11,821

Assets held for sale	$332,173

Liabilities:
Program license liabilities	$18,297
Obligations under capital leases	2,039

Liabilities held for sale	$20,336

Approximately $225.3 million of the net proceeds from the sale of KCAL-TV were used at closing to repay all of the Company's indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, of approximately $350.0 million were used to repay a portion of the outstanding indebtedness under the Company's senior notes and senior subordinated notes pursuant to the par offers.

4.    Restructuring Costs

The Company recorded $4.7 million of restructuring costs for the year ended December 31, 2002 for costs incurred by the Company in connection with a reorganization plan implemented at KRON-TV on October 1, 2002. The restructuring cost consists of a $3.1 million prepayment of certain syndicated programming, which amended the existing contracts giving the station more favorable terms, $1.3 million of severance and employee benefits and $300,000 of other costs related to these activities. The total number of employees terminated under the severance costs was 27, consisting of 15 union employees and 12 non-union employees in various departments within KRON-TV, including on-air talent. As of December 31, 2002, costs accrued under this plan were approximately $1.3 million.

5.    Program License Rights and Liability

The Company entered into agreements for program license rights, which became available in 2001 and 2002 of approximately $62.1 million and $19.6 million, respectively.

The unpaid program license liability, which is reflected in the December 31, 2002 balance sheet, is payable during each of the years subsequent to 2002 as follows: $12.3 million in 2003; $1.1 million in 2004; $458,000 in 2005; $52,000 in 2006; and $23,000 thereafter.

The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $48.4 million at December 31, 2002. In connection with the Company's ongoing evaluation of its programming contracts, a write-down to fair value may be required when such programs become available for airing.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.    Long -Term Debt

Long-term debt at December 31, 2001 and 2002 consisted of the following:

	2001	2002
	(dollars in thousands)
Senior Credit Facility	$145,653	$—
8 1/2% Senior Notes due 2008	250,000	156,890
9% Senior Subordinated Notes due 2006	125,000	86,081
8 3/4% Senior Subordinated Notes due 2007	200,000	137,730
10% Senior Subordinated Notes due 2011	500,000	344,299

Total Long-term debt	1,220,653	725,000
Less:
Scheduled current maturities	(1,269)	—

Long-term debt excluding all current installments	$1,219,384	$725,000

Senior Credit Facility

On June 26, 2000, the Company entered into a new senior credit facility which provides for borrowings up to an aggregate of $600.0 million (the "New Senior Credit Facility) in the form of an amortizing term loan facility in the amount of $125.0 million ("Term A") that matures on November 30, 2005, and an amortizing term loan facility in the amount of $475.0 million ("Term B") that matures on December 31, 2006. Upon the sale of KCAL-TV, all indebtedness outstanding under these term loans were repaid in full. In addition, on June 26, 2000, the Company amended and restated its existing senior credit facility (as amended, the "Amended and Restated Credit Facility"), to provide for borrowings of up to an aggregate of $200.0 million, in the form of a $50.0 million term loan and a revolving credit facility in the amount of $150.0 million, both of which mature on November 30, 2005. Upon the sale of KCAL-TV, all indebtedness outstanding under this term loan and under the revolving facility was repaid in full. Pursuant to Amendment No. 6 to the Amended and Restated Credit Facility, the revolving credit portion of the loan facility was reduced to $100.0 million. The New Senior Credit facility and the Amended and Restated Credit Facility are referred to collectively as the "Senior Credit Facility."

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

At December 31, 2002, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee of 0.50% of the unused available borrowings under the revolving credit facility portion of the Senior Credit Facility.

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Senior Credit Facility requires the Company to maintain certain financial ratios. Pursuant to Waiver and Amendment No. 7 to the Company's Senior Credit Facility, compliance with all applicable financial ratios has been waived beginning with the quarter ended June 30, 2002 until December 30, 2003, and the Company is limited to $10.0 million of borrowing under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers). Effective with the issuance of the Senior Notes, as defined below, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2004 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x.

The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company's debt to operating cash flow ratio at the end of such year) of its "Excess Cash Flow" for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding debt under the Term Loan A advances and Term Loan B advances in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. As of December 31, 2002, there was no debt outstanding under the Senior Credit Facility and thus no calculation of Excess Cash Flow was made for 2002.

Interest Rate Swaps

On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swaps' effective date was September 4, 2001 and expire on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received is recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of these swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a new swap liability. The Company recorded non-cash interest expense relating to the amortization of the old swap liability of $3.8 million and $7.8 million for the years ended December 31, 2001 and 2002, respectively. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded $2.3 million and $11.9 million mark-to-market changes in fair value of its current outstanding hedges for the years ended December 31, 2001 and 2002, respectively.

Senior Notes

On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its outstanding indebtedness under its Senior Credit Facility, including prepayment premiums and to pay fees related to the Senior Notes. On July 2, 2002, the Company exchanged the Senior Notes for notes of the Company with substantially identical terms to the Senior Notes, except the new notes do not contain terms with respect to transfer restrictions.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On September 18, 2002, pursuant to the terms of the Senior Note offer commenced in August 2002, the Company purchased $93.1 million aggregate principal amount of the Senior Notes (constituting all of the Senior Notes validly tendered and not withdrawn in the offer) and paid accrued interest of approximately $2.0 million thereon. On October 17, 2002, as a result of the purchase of Senior Notes and in accordance with the escrow agreement relating to the Senior Notes, approximately $11.8 million was released from the Escrow Account and is available to the Company for general corporate purposes.

At December 31, 2002, the Senior Notes were trading in the public market with ask prices of 104.0.

Senior Subordinated Notes

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

semi-annually on June 15 and December 15. The June 1997 Notes are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at the redemption prices set forth in the Indenture, pursuant to which the June 1997 Notes were issued, plus accrued interest to the date of redemption.

On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem previously outstanding subordinated notes. The Company used the remaining proceeds, approximately $253.6 million, to repay a portion of its outstanding indebtedness under the Company's Senior Credit Facility. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes will not contain terms with respect to transfer restrictions.

On September 25, 2002, pursuant to the terms of the Senior Subordinated Note offer commenced in August 2002, the Company purchased $38.9 million aggregate principal amount of its 9% Senior Subordinated Notes, $62.3 million aggregate principal amount of its 8 3/4% Senior Subordinated Notes and $155.7 million aggregate principal amount of its 10% Senior Subordinated Notes and paid accrued interest of approximately $681,100, $1.5 million and $1.0 million, respectively, thereon. The principal amount of the Senior Subordinated Notes paid was determined based on the pro-ration provisions of the indentures governing the Senior Subordinated Notes.

The Company's Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis by all of the Company's subsidiaries.

Upon a change of control, each holder of these notes will have the right to require the Company to repurchase such holder's these Notes at a price equal to 101% of their principal amount plus accrued interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase these notes at 100% of their principal amount plus accrued interest to the date of repurchase in the event of certain asset sales.

At December 31, 2002, the January 1996 Notes, the June 1997 Notes and the March 2001 Notes were trading in the public market with ask prices of 101.5, 98.0 and 102.5, respectively.

Long-term debt repayments are due as follows (in thousands):

          Year ended December 31:

	Senior Credit Facility	Senior Notes	Senior Subordinated Notes

2003	$—	$—	$—
2004	—	—	—
2005	—	—	—
2006	—	—	86,081
2007	—	—	137,730
Thereafter	—	156,890	344,299

	$—	$156,890	$568,110

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.    Stockholders' Equity

Common Stock

The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2002, there were no holders of Class C Common Stock outstanding.

Ownership of Class B Common Stock is restricted to members of management and by, or in trust for, family members of management ("Management Group"). In the event that any shares of Class B Common Stock held by a member of the Management Group are transferred outside of the Management Group, such shares will automatically be converted into shares of Class A Common Stock.

On June 26, 2001, the Company completed an underwritten public offering of three million shares of its Class A common stock at a price per share of $36.00. The proceeds of the offering, net of underwriting discounts and commissions, was $103.5 million and all such net proceeds were used by the Company to repay indebtedness outstanding under its Senior Credit Facility.

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

The Company regularly contributes Class A Common Stock into its defined contribution plan.

Stock Option Plans

On May 22, 1995, the Company adopted the Young Broadcasting Inc. 1995 Stock Option Plan ("1995 Stock Option Plan").

The 1995 Stock Option Plan was adopted to provide incentives for independent directors, officers and employees. It may be administered by either the entire Board of Directors (the "Board") of the Company or a committee consisting of two or more members of the Board, each of whom is a non-employee director. The Board or committee, as the case may be, is to determine, among other things, the recipients of grants, whether a grant will consist of incentive stock options ("ISOs"), non-qualified stock options or stock appreciation rights ("SARs") (in tandem with an option or free-standing) or a combination thereof, and the number of shares to be subject to such options. ISOs may be granted only to officers and key employees of the Company and its subsidiaries. Non-qualified stock options and SARs may be granted to such officers and employees as well as to agents and directors of and consultants to the Company, whether or not otherwise employees of the Company.

The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 4,550,000. As of December 31, 2002, non-qualified and incentive stock options for an aggregate of 4,044,431 shares at various prices from $10.01 to $61.20 have been granted to various individuals, including various executive officers. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

Those directors who are not also employees of the Company receive an annual retainer as determined by the Board of Directors, which may be in the form of cash or stock options, or a combination of both, and also receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended. Non-employee directors also receive, upon becoming a director, a five-year option to purchase up to 1,000 shares of Class A Common Stock at an exercise price equal to 120% of the quoted price on the date of grant. Employee directors are not compensated for services as a director. Under the 1995 Stock Option Plan for the year ended December 31, 2002, independent directors, officers and employees were not granted options to purchase the Company's stock at less than the fair market value on the date of the option grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("Statement 123") Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in 2000, 2001 and 2002 consistent with the provisions of Statement 123, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:

	2000	2001	2002
	(dollars in thousands, except per share data)
Net income (loss) - as reported	$13,989	$(63,615)	$(65,530)
Net income (loss) - pro forma	$11,964	$(66,945)	$(69,302)
Net income (loss) per basic common share-as reported	$0.92	$(3.50)	$(3.33)
Net income (loss) per basic common share-pro forma	$0.79	$(3.68)	$(3.52)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate:
2000	4.93%
2001	4.65%
2002	2.68%
Expected life of options	5 years

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average fair value of options granted during 2000, 2001 and 2002 was $6.95, $7.60 and $4.99, respectively.

Changes during 2000, 2001 and 2002 in stock options are summarized below:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2000	1,858,353	$27.59
Granted	580,050	20.99
Exercised	(5,950)	30.46

Outstanding at December 31, 2000	2,432,453	$26.01
Granted	1,466,200	24.82
Exercised	(27,550)	20.78
Forfeited	(22,200)	26.14

Outstanding at December 31, 2001	3,848,903	$25.60
Granted	798,275	10.05
Exercised	(250)	15.08
Forfeited	(487,497)	31.29

Outstanding at December 31, 2002	4,159,431	$21.94

Options for 1,597,551 shares, 2,017,655 shares and 2,183,446 shares were exercisable at December 31, 2000, 2001 and 2002, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$10.01-$15.08	1,503,525	9.2	12.40	304,050	13.32
$19.75-$25.38	1,408,959	6.6	21.35	1,124,824	21.45
$26.95-$30.75	445,195	4.0	30.46	445,195	30.46
$31.50-$38.57	703,260	7.9	34.97	210,885	34.62
$43.50-$61.20	98,492	5.3	44.43	98,492	44.43

	4,159,431	7.5	$21.94	2,183,446	$24.46

Included in the outstanding options as of December 31, 2002, were 115,000 non-qualified options with an exercise price of $22.06 that were granted outside of the 1995 Stock Option Plan.

At December 31, 2002, the Company has reserved 122,467 shares of its Class A Common Stock and 3,921,964 shares of Class B Common Stock in connection with stock options.

Stock Repurchases

During July and August 2000, the Company repurchased 888,631 shares of its Class A Common Stock in open market purchases pursuant to a stock repurchase program for an aggregate price of approximately $30.0 million.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

In 2001, the Company adopted an employee stock purchase plan which provides that eligible employees may contribute up to 15% of their compensation towards the semi-annual purchase of the Company's common stock. The employee's purchase price is 95% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of the semi-annual offering period for each calendar year). No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 50,000. There were 8,617 shares issued under the plan during 2002 at prices ranging from $13.98 to $17.06. In January 2003, the Company issued 7,527 shares under the plan at a price of $12.51 for the semi-annual period ended December 31, 2002.

8.    Income Taxes

The Company recorded a gain from the sale of KCAL-TV for the year ended December 31, 2002 of $139.3 million, net of a provision for income taxes of $147.7 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Note 2). In addition, the Company has recorded a deferred tax asset of $6.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.

The total tax provision/(benefit) recorded for the year ended December 31, 2002 is as follows (in thousands):

	Federal	State	Total
Current	$13,992	$14,413	$28,405
Deferred	(31,402)	(6,048)	(37,450)

Total	$(17,410)	$8,365	$(9,045)

The provision/(benefit) is allocated on the income statement as follows (in thousands):

Benefit from Income Tax on Continuing Operations	$(119,448)
Discontinued Operations:
Expense from Discontinued Operations	2,113
Expense from Gain on Sale of KCAL-TV	147,750
Benefit from Cumulative Effect of Accounting Change	(39,460)

Total	$(9,045)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax assets/(liabilities) as of December 31, 2001 and December 31, 2002 are as follows:

	12/31/2001	12/31/2002
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$(83,496)	$68,137
Net Operating Loss Carryforwards	121,396	5,384
Stock Option Compensation Accrued	7,033	7,033
Accounts Receivable	751	212
Interest Rate Swap Agreements	3,308	(10,558)
Fixed Assets	2,252	3,740
Other	578	416
Less: Valuation Allowance for Deferred Tax Assets	(83,272)	(68,364)

Net Deferred Tax Asset/(Liability)	$(31,450)	$6,000

The Company recorded an income tax receivable at December 31, 2002 of $28.8 million relating to the sale of KCAL-TV, of which $28.0 million was received in the first quarter of 2003.

9.    Employee Benefit Plans

The Company sponsors defined contribution plans ("Plan"), which provide retirement benefits for all eligible employees. The Plan participants may make pretax contributions from their salaries up to the maximum allowed by the Internal Revenue Code. The Company will contribute one-half of every dollar a participant contributes, up to the first 3% of the participant's pay.

For the years ended December 31, 2000, 2001 and 2002, the Company paid and accrued matching contributions (50,764; 60,549 and 74,661 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to approximately $1.3 million, $1.5 million and $1.1 million, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2002 were made on January 9, 2003.

In addition to the Matching Plan, the Company assumed a defined benefit pension plan from the acquisition of KRON-TV in the year 2000. The Company's defined benefit pension plan covers the IBEW Local 45 employees. Components of the net periodic benefit plan were as follows:

	2001	2002

Estimated return of plan assets	$684,372	$686,043
Service cost	(281,004)	(312,247)
Interest cost	(527,041)	(556,692)
Net amortization and deferral	(5,267)	(32,446)

Net periodic benefit (cost)	$(128,940)	$(215,342)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, the status of the Company's defined benefit pension plan was as follows:

	2001	2002

Projected benefit obligation, beginning of year	$6,699,620	$7,888,223
Service cost	281,004	312,247
Interest cost	684,372	556,692
Actuarial loss (gain)	472,637	490,864
Benefits paid	(249,410)	(279,980)

Projected benefit obligation, end of year	$7,888,223	$8,968,046

Fair value of plan assets, beginning of year	7,500,445	7,048,592
Actual return of plan assets	(202,443)	(586,296)
Employer contributions	—	—
Benefits paid	(249,410)	(279,980)

Fair value of plan assets, end of year	$7,048,592	$6,182,316

Fair value of plan assets in excess (unfunded) of projected benefit obligation	$(839,631)	$(2,785,730)
Unrecognized net (gain) loss	737,419	2,500,622
Unrecognized prior service cost/other	755,224	699,048
Unrecognized transition obligation (asset)	(108,756)	(85,026)

Prepaid pension cost	$544,256	$328,914

Accumulated benefit obligation	$7,050,128	$8,045,833
Fair value of plan assets	(7,048,592)	(6,182,316)
Prepaid pension cost	544,256	328,914

Intangible asset	(545,792)	(699,048)

Reduction of stockholder equity	$—	$1,493,383

Weighted average discount rate	7.25%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%

10.  Commitments and Contingencies

        The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 2001 and 2002, the net amount of property and equipment recorded under capital leases was $4.1 million and $1.8 million, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2002 are as follows:

	Capital Leases	Operating Leases
	(dollars in thousands)
Year ending December 31:
2003	$550	$1,854
2004	1,379	1,593
2005	104	1,110
2006	9	1,005
2007	—	978
Thereafter	—	1,802

Total minimum lease payments	$2,042	$8,342

Rental expense charged to continuing operations under operating leases for the years ended December 31, 2000, 2001 and 2002 was approximately $4.5 million, $3.8 million and $2.4 million, respectively.

On July 31, 2002, plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. ("WRIC-TV") and Richard Real a complaint alleging that the defendants defamed plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the complaint and obtained a dismissal of one of the two claims. The parties have exchanged written discovery and have taken numerous depositions. The case was scheduled for trial to begin on March 10, 2003, however, when the court refused to allow plaintiffs to present their expert witnesses because they had not timely disclosed the identities of these expert witnesses, plaintiffs voluntarily dismissed the case but immediately re-filed the case. The re-filed case is substantially similar to the previous case. Specifically, plaintiffs have re-alleged the misappropriation claim that the Court previously dismissed. Additionally, plaintiffs have revised the amount of damages sought; increasing the amount of compensatory damages sought for Julian Graham, decreasing the amount of compensatory sought for Julian Graham Chevrolet, and decreasing the amount of punitive damages sought for both. The total amount sought in the re-filed is $114.0 million; whereas, the total amount sought in the previous case was $100.0 million. Defendants should be able to again obtain a dismissal of the misappropriation claim, which will reduce the amount of requested damages in half (to $57.0 million). Trial is set for October 20, 2003. The Company has vigorously defended this matter. The parties have again served written discovery upon one another and will likely take a few more depositions. It is too early to estimate the likelihood of plaintiffs chances of recovery, or a potential amount of recovery. Approximately three months ago, plaintiffs offered to settle for $10.0 million, which is the limit of coverage under the Company's insurance policy. The Company never responded to that offer.

The Company is involved in other legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such other proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

11.  Quarterly Financial Data (Unaudited)

        The following summarizes the Company's results of operations for each quarter of 2002 and 2001 (in thousands, except per share amounts). The income (loss) per common share computation for each quarter

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in thousands, except per share amounts)
2002
Net revenue	$46,587	$54,451	$57,879	$66,191	$225,108
Operating (loss) income	(107)	8,461	11,173	14,782	34,309
Net income (loss)	(297,089)	240,261	(8,850)	148	(65,530)
Net income (loss) per common share:
Basic	$(15.12)	$12.22	$(0.45)	$0.01	$(3.33)
Diluted	$(15.12)	$12.05	$(0.45)	$0.01	$(3.31)
2001
Net revenue	$65,118	$74,843	$57,840	$68,987	$266,788
Operating income	13,607	23,932	6,556	17,210	61,305
Net income (loss)	(32,222)	(3,778)	(13,435)	(14,180)	(63,615)
Net income (loss) per common share:
Basic	$(1.94)	$(0.22)	$(0.68)	$(0.72)	$(3.50)
Diluted	$(1.94)	$(0.22)	$(0.68)	$(0.72)	$(3.50)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Bal. at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(3)	Bal. at End of Period
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$1,761,000	583,000	1,000,000(1)		716,000	$2,628,000
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$2,628,000	579,000	—		822,000	$2,385,000
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$2,385,000	698,000	(794,000	)(2)	1,060,000	$1,229,000

(1)
Amount relates to the acquisition of KRON-TV recorded on opening trial balance.

(2)
Amount relates to the sale of KCAL-TV recorded to discontinued operations.

(3)
Write-off of uncollectible accounts. In addition, the Company periodically reviews its reserve for bad debts and the allowance for doubtful accounts based upon accounts receivable balances. Based on these measures, the Company reduced its allowance for doubtful accounts in June 2002 and December 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), which is incorporated herein by this reference.

Item 11. Executive Compensation.

Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2003 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings "Report of the Compensation Committee" and the "Performance Graph" in the 2003 Proxy Statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Company's Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 have been evaluated. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 45 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

(b)    The Company filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

Date of Report	Date Report Filed with SEC	Items Reported
November 7, 2002	November 7, 2002	Item 9. Regulation FD Disclosure
November 7, 2002	November 19, 2002	Item 5. Other Events
Item 7. Exhibits

SIGNATURES

                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: March 14, 2003	By	/s/ Vincent J. Young
Vincent J. Young Chairman

                                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Vincent J. Young Vincent J. Young	Chairman and Director (principal executive officer)	March 14, 2003
/s/ Adam Young Adam Young	Treasurer and Director	March 14, 2003
/s/ James A. Morgan James A. Morgan	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer) and Director	March 14, 2003
/s/ Ronald J. Kwasnick Ronald J. Kwasnick	President and Director	March 14, 2003
/s/ Bernard F. Curry Bernard F. Curry	Director	March 14, 2003
/s/ Alfred J. Hickey, Jr. Alfred J. Hickey, Jr.	Director	March 14, 2003
/s/ Leif Lomo Leif Lomo	Director	March 14, 2003
/s/ Richard C. Lowe Richard C. Lowe	Director	March 14, 2003
/s/ David C. Lee David C. Lee	Director	March 14, 2003

CERTIFICATIONS

I, Vincent J. Young, certify that:

  1)
  I have reviewed this annual report on Form 10-K of Young Broadcasting Inc. ("the Registrant");

  2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

  4)
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6)
  The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      /s/ Vincent J. Young
                      Vincent J. Young
                      Chairman and Chief Executive Officer
                      March 14, 2003

I, James A. Morgan, certify that:

  1)
  I have reviewed this annual report on Form 10-K of Young Broadcasting Inc. ("the Registrant");

  2)
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

  4)
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6)
  The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                      /s/ James A. Morgan
                      James A. Morgan
                      Executive Vice President and
                      Chief Financial Officer
                      March 14, 2003

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company and all amendments thereto(14)
3.2	Second Amended and Restated By-laws of the Company(2)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(5)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(5)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(1)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(15)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(15)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(15)
9.2	Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee(5)
10.1*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(1)
10.2*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald J. Kwasnick(1)
10.3*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(1)
10.4*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(1)
10.5	Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)(2)
10.6	Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and ABC(2)
10.7	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.8	Affiliation Agreement, dated September 21, 1995, between Winnebago Television Corporation and ABC(3)
10.9	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)
10.10	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC(2)
10.11	Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and ABC(2)
10.12	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC(2)
10.13	Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC(3)
10.14	Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(6)
10.15(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(6)

10.15(b)	First Amendment to Lease, dated January 14, 1997(5)
10.15(c)	Second Amendment to Lease, dated May 25, 1999(1)
10.15(d)	Third Amendment to Lease, dated January 14, 2000(1)
10.15(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(1)
10.16(a)	Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent) and First Union National Bank and CIBC World Markets Corp. (as Syndication Agents)(1)
10.17(a)	Second Amended and Restated Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent and Issuing Bank) and First Union National Bank and CIBC World Markets Corp. (as Syndication Agents)(1)
10.17(b)	Amendment No. 2, dated as of May 9, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(7)
10.17(c)	Amendment No. 3, dated as of September 27, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(8)
10.17(d)	Amendment No. 4, dated as of November 21, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(8)
10.17(e)	Amendment No. 5, dated as of April 25, 2002, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(13)
10.17(f)	Amendment No. 6, dated as of May 13, 2002, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(13)
10.17(g)	Waiver and Amendment No. 7, dated as of July 29, 2002, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(14)
10.18(a)	Amended and Restated Young Broadcasting Inc. 1995 Stock Option Plan
10.18(b)	2001 Employee Stock Purchase Plan(16)
10.18(c)	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz.
10.19(a)	Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as Trustee, relating to the January 1996 Notes(9)
10.19(b)	Indenture Supplement No. 7, dated as of November 27, 2001, to the Indenture dated January 1, 1996, by and among the Company, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, as trustee(11)
10.20	Indenture, dated June 15, 1997, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the June 1997 Notes(4)
10.21	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the March 2001 Notes(1)

10.22	Indenture, dated as of December 7, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, as Trustee, relating to the December 2001 Notes(11)
10.23(a)	ISDA Master Agreement, dated June 6, 2000, between Canadian Imperial Bank of Commerce and the Company relating to the June 6, 2000 interest rate swap agreement.(1)
10.23(b)	Confirmation dated July 3, 2001, between Canadian Imperial Bank of Commerce and the Company relating to the interest rate swap agreement effective September 4, 2001.
10.24(a)	Confirmation dated June 9, 2000, between Deutsche Bank AG and the Company relating to the June 6, 2000 interest rate swap agreement.(1)
10.24(b)	Confirmation dated June 27, 2001, between Deutsche Bank AG and the Company relating to the interest rate swap agreement effective June 29, 2001.
10.25	Confirmation dated July 3, 2000, between Deutsche Bank AG and the Company relating to the July 3, 2000 interest rate swap agreement(1)
10.26	Asset Purchase Agreement, dated as of November 15, 1999, between The Chronicle Publishing Company and Young Broadcasting Inc.(10)
10.27	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(12)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors

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

(7)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

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

(13)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(14)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(15)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2001 and incorporated herein by reference.

(16)
Filed as Annex B to the Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 11, 2001 and which Annex B is incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

QuickLinks

YOUNG BROADCASTING INC. FORM 10-K Table of Contents
FORWARD LOOKING STATEMENTS
PART I
FEDERAL REGULATION OF TELEVISION BROADCASTING
Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. and Richard Real Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)
PART II
Contractual Obligations and Other Commercial Commitments
Index to Consolidated Financial Statements
Report of Independent Auditors
Young Broadcasting Inc. and Subsidiaries Consolidated Balance Sheets
Young Broadcasting Inc., and Subsidiaries Consolidated Statements of Operations
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Cash Flows
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS YOUNG BROADCASTING INC.
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBITS