Form 10-Q
period 2003-03-31
YOUNG BROADCASTING INC /DE/
filed 2003-05-12
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Number of shares of Common Stock outstanding as of April 30, 2003: 17,579,393 shares of Class A Common Stock, and 2,188,786 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2002	March 31, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,406,572	$115,962,333
Trade accounts receivable, less allowance for doubtful accounts of $1,229,000 in 2002 and $1,367,000 in 2003	41,867,871	35,168,072
Income taxes receivable	28,787,381	787,381
Escrow account – current	13,248,057	13,285,532
Current portion of program license rights	12,910,034	14,565,760
Prepaid expenses	3,445,842	2,980,367
Total current assets	210,665,757	182,749,445

Property and equipment, less accumulated depreciation and amortization of $157,356,664 in 2002 and $161,955,167 in 2003	90,509,977	88,373,536
Program license rights, excluding current portion	1,129,042	823,816
Deposits and other assets	14,035,792	13,942,851
Deferred tax asset	6,000,000	2,000,000
Goodwill	25,543,772	25,543,772
Unamortized intangible assets	512,427,167	512,427,167
Amortized intangible assets, net	22,992,256	22,161,569
Deferred charges, net	9,280,535	8,784,493
Total Assets	$892,584,298	$856,806,649

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,278,888	$14,649,810
Accrued interest	15,359,910	11,758,324
Accrued income tax liability	699,439	573,288
Accrued expenses	20,912,536	15,305,653
Current installments of program license liability	12,300,554	8,257,389
Current installments of obligations under capital leases	549,751	629,880
Total current liabilities	65,101,078	51,174,344
Program license liability, excluding current installments	1,596,676	1,148,120
Long-term debt	725,000,000	725,000,000
Deferred taxes and other liabilities	20,984,542	15,987,599
Obligations under capital leases, excluding current installments	1,492,346	1,247,233
Total liabilities	814,174,642	794,557,296
Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,505,878 shares at 2002 and 17,549,217 shares at 2003	17,506	17,549
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,211,666 shares at 2002 and 2,192,986 at 2003	2,212	2,193
Additional paid-in capital	376,234,121	376,557,189
Accumulated other comprehensive loss	(2,474,597)	(1,237,060)
Accumulated deficit	(295,369,586)	(313,090,518)
Total stockholders’ equity	78,409,656	62,249,353
Total liabilities and stockholders’ equity	$892,584,298	$856,806,649

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Net operating revenue	$46,586,552	$47,237,922

Operating expenses	18,614,172	18,506,978
Amortization of program license rights	4,290,033	4,625,396
Selling, general and administrative expenses	14,572,832	14,725,497
Depreciation and amortization	6,111,654	5,995,869
Corporate overhead	2,727,989	3,137,295
Non-cash compensation	377,259	314,017
Operating loss	(107,387)	(67,130)

Interest (expense), net	(26,809,896)	(16,020,043)
Non-cash change on market valuation of swaps	(4,256,890)	(1,461,006)
Other income (expense), net	(87,231)	(172,753)
	(31,154,017)	(17,653,802)

(Loss) income from continuing operations before cumulative effect of accounting change	(31,261,404)	(17,720,932)

Discontinued operations:
Income from discontinued operations, net of applicable taxes	2,886,254	—
(Loss) before cumulative effect of accounting change	(28,375,150)	(17,720,932)
Cumulative effect of accounting change, net of applicable taxes	(268,713,885)	—
Net loss	$(297,089,035)	$(17,720,932)

Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.59)	$(0.90)
Income from discontinued operations, net	0.15	—
Cumulative effect of accounting change, net	(13.68)	—
Net loss per common share	$(15.12)	$(0.90)

Weighted average shares – Basic and dilutive	19,645,921	19,737,156

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Class A	Class B
Balance at December 31, 2002	$17,506	$2,212	$376,234,121	$(295,369,586)	$(2,474,597)		$78,409,656

Contribution of shares into Company’s defined contribution plan	17		225,600				225,617

Conversion of Class B Common Stock to Class A Common Stock	19	(19)

Other			3,311				3,311

Employee stock purchase plan	7		94,157				94,164

Net loss for the three months ended March 31, 2003				(17,720,932)		$(17,720,932)	(17,720,932)

Comprehensive Loss
Realized expense on interest rate swap					1,237,537	1,237,537	1,237,537

Total						$(16,483,395)

Balance at March 31, 2003	$17,549	$2,193	376,557,189	$(313,090,518)	$(1,237,060)	—	$62,249,353

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2003
Operating activities
Net loss	$(297,089,035)	$(17,720,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting, net of taxes	268,713,885	—
Depreciation and amortization of property and equipment	4,964,104	4,644,636
Amortization of program license rights	19,740,171	4,625,396
Amortization of broadcasting licenses, other intangibles and deferred charges	1,816,474	1,351,233
Non-cash compensation	377,259	314,017
Non-cash change on market valuation of swap	4,256,890	1,461,006
Loss on sale of fixed assets	12,146	1,159
Income from escrow deposits	(157,755)	(37,475)
Income tax refund, net of estimated payment	—	27,000,000
Payments on programming license liabilities	(16,721,366)	(4,562,571)
Decrease in trade accounts receivable	22,538,953	6,699,799
Increase in prepaid expenses	904,135	465,475
Decrease in trade accounts payable	(1,657,730)	(6,534,124)
Decrease in accrued expenses and other liabilities	(10,142,220)	(9,549,268)
Net cash provided by (used in) operating activities	(2,444,089)	8,158,351

Investing activities
Capital expenditures	(320,503)	(2,509,354)
Increase in deposits and other assets	(3,074,207)	82,951
Net cash used in investing activities	(3,394,710)	(2,426,403)

Financing activities
Principal payments on long-term debt	(10,177,000)	—
Borrowings from working capital facility	15,553,394	—
Deferred acquisition and debt financing costs incurred	(548,219)	(14,514)
Principal payments under capital lease obligations	(293,347)	(164,984)
Proceeds from other financing activities	3,770	3,311
Net cash provided by (used in) financing activities	4,538,598	(176,187)

Net (decrease) increase in cash	(1,300,201)	5,555,761
Cash and cash equivalents at beginning of year	1,936,794	110,406,572
Cash and cash equivalents at March 31	$636,593	$115,962,333

Supplemental disclosure of cash flow information
Interest paid	$34,259,489	$20,095,582
Income tax refund, net of estimated payment	$—	$27,126,151

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of ten network affiliated stations (six with ABC, three with CBS, and one with NBC), and one independent commercial television broadcasting station. The markets served are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Rockford, Illinois, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period. Operating results of interim periods are not necessarily indicative of results for a full year.

2.  Sale of KCAL-TV

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company’s consolidated results from continuing operations for the three months ended March 31, 2002. During the second quarter of 2002, the Company recorded a gain on the sale of $139.3 million, net of a provision for income taxes of $147.7 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the second quarter  of 2003.

The Company applied Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of (“Statement 144”), and the new rules on accounting for the discontinuation of a component of an entity on January 1, 2002. As a result of applying Statement 144, the Company recorded income from discontinued operations, net of applicable taxes related to KCAL-TV, of $2.9 million for the three months ended March 31, 2002.

3.   Stock-Based Compensation

The Company follows the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The provisions of Statement 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognized the expense over the vesting period of the award.

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement 123.

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2002	2003
Net income (loss)-as reported	$(297,089)	$(17,721)
Deduct total stock-based employee compensation expense determined under fair value based method	(909)	(1,226)
Net income (loss)-pro forma	$(297,998)	$(18,947)
Net income (loss) per basic common share-as reported	$(15.12)	$(0.90)
Net income (loss) per basic common share-pro forma	$(15.17)	$(0.96)

4.  Goodwill and Other Intangibles

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing goodwill, broadcast licenses and network affiliation agreements. Upon adoption, the Company completed its review for impairment of goodwill and certain other intangibles and recognized an impairment loss of $268.7 million, net of tax benefits of approximately $39.5 million, as a cumulative effect of accounting change.  The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California.

The following table sets forth the additional disclosures related to goodwill and intangible assets required under Statement 142:

	As of December 31, 2002			As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Unamortized intangible assets:
Broadcast licenses and network affiliations	$512,427	—	$512,427	$512,427	—	$512,427

Amortized intangible assets:
Other intangible assets	$28,899	$(5,907)	$22,992	$28,899	$(6,737)	$22,162

Aggregate amortization expense for the three months ended March 31, 2002 and 2003 was $1.8 million and $1.4 million, respectively.

It is the Company’s policy to account for other definite-lived intangibles at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of other intangibles of the Company and its subsidiaries, management assesses the carrying value of other definite-lived intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that other definite-lived intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangibles would be reduced to estimated fair value.

5. Income Taxes

During 2002, the Company was able to realize a tax benefit from the utilization of the loss from operations, tax loss carryforwards, and the cumulative effect of the accounting change. The Company has recorded a deferred tax asset of $6.0 million and $2.0 million at December 31, 2002 and March 31, 2003, respectively, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.

The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

6.   Legal Proceedings

On July 31, 2002, plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. (“WRIC-TV”) and Richard Real a complaint alleging that the defendants defamed plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the complaint and obtained a dismissal of one of the two claims. The parties have exchanged written discovery and have taken numerous depositions. The case was scheduled for trial to begin on March 10, 2003, however, when the court refused to allow plaintiffs to present their expert witnesses because they had not timely disclosed the identities of these expert witnesses, plaintiffs voluntarily dismissed the case but immediately re-filed the case. The re-filed case is substantially similar to the previous case. Specifically, plaintiffs have re-alleged the misappropriation claim that the Court previously dismissed. Additionally, plaintiffs have revised the amount of damages sought; increasing the amount of compensatory damages sought for Julian Graham, decreasing the amount of compensatory damages sought for Julian Graham Chevrolet, and decreasing the amount of punitive damages sought for both. The total amount sought in the re-filed case is $114.0 million; whereas, the total amount sought in the previous case was $100.0 million. Defendants should be able to again obtain a dismissal of the misappropriation claim, which will reduce the amount of requested damages in half (to $57.0 million). Trial is set for October 20, 2003. The Company has vigorously defended this matter. The parties have again served written discovery upon one another and will likely take a few more depositions. It is too early to estimate the likelihood of plaintiff’s chances of recovery, or a potential amount of recovery. Approximately three months ago, plaintiffs offered to settle for $10.0 million, which is the limit of coverage under the Company’s insurance policy. The Company never responded to that offer.

The Company is involved in other legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS REPORT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, VOLATILITY IN PROGRAMMING COSTS AND GEOPOLITICAL FACTORS.

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

Recent Developments

Digital Upgrades.  The Company is in the process of completing upgrades to its television stations to enable them to broadcast with digital technology. As of May 9, 2003, all of the Company’s television stations were capable of digital television broadcasts except for WTEN-TV

(Albany) and KELO-TV’s (Sioux Falls) satellite transmitters (KPLO-TV, KDLO-TV, KCLO-TV). All of these stations are in the process of completing their installation and should be on the air with digital transmissions before September 30, 2003. Applications, as required, have been filed with the Federal Communications Commissions requesting additional time to complete this work.

Critical Accounting Policies

The Company’s critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At March 31, 2003, the Company had $88.7 million in net property and equipment, $25.5 million of goodwill, $512.4 million of broadcast licenses and $22.2 million of other amortizable intangibles. In May 2002, the Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new accounting standard in January 2002, recognized an impairment loss related to KRON-TV’s broadcast license of $268.7 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $39.5 million. The Company will perform its annual impairment test in the fourth quarter of each year. Due to the uncertain economic and geopolitical climate, management cannot determine with any certainty if an additional  impairment of KRON-TV’s broadcast license may occur. If an impairment loss is required, it will be recorded as a charge to continuing operations.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2002		2003
	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$29,027	54.2	$31,242	57.2
National	17,067	31.9	19,029	34.8
Network	2,868	5.4	2,431	4.4
Political	2,944	5.5	180	0.3
Production/Other	1,588	3.0	1,792	3.3
Total	$53,494	100.0	$54,674	100.0

Commissions	(6,907)	(12.9)	(7,436)	(13.6)

Net Revenue	$46,587	87.1	$47,238	86.4

Results of Operations

The results from continuing operations for the three months ended March 31, 2002 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net revenue for the three months ended March 31, 2003 was $47.2 million, an increase of $651,000, or 1.4%, compared to $46.6 million for the three months ended March 31, 2002. The war in Iraq caused the networks to pre-empt regularly scheduled programming and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue.  The Company estimated that the war negatively impacted revenues in the three months ended March 31, 2003 by approximately $2.0 million to $2.5 million. Despite the pre-emptions and cancellations, the Company’s gross local and national revenues increased 7.6% and 11.5%, respectively. Network compensation for the three months ended March 31, 2003 was $2.4 million; a decrease of $437,000, or 15.2% compared to $2.9 million for the three months ended March 31, 2002.  The decrease in network compensation was the result of the pre-emption of scheduled programming as a result of the network coverage of the war in Iraq.  Political revenue for the three months ended March 31, 2003 was $180,000, a decrease of $2.8 million. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections.

Operating expenses and selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $33.2 million for each period. On October 1, 2002, the Company implemented a reorganization plan at KRON-TV, intended to reduce expenses for 2003.  Because of this plan and the Company’s control over operating costs of all of its stations, operating expenses did not increase compared to the prior year period.

Amortization of program license rights for the three months ended March 31, 2003 was $4.6 million, compared to $4.3 million for the three months ended March 31, 2002, an increase of $335,000, or 7.8%. Approximately $239,000 of this increase was the result of the purchase of the Oprah show in September 2002 at one of the Company’s stations.  The remaining increase was for scheduled increases in programming contracts.

Depreciation of property and equipment and amortization of intangible assets was $6.0 million for the three months ended March 31, 2003, compared with $6.1 million for the comparable period in 2002, a decrease of $116,000, or 1.9%.

Corporate overhead for the three months ended March 31, 2003 was $3.1 million, compared to $2.7 million for the comparable period in 2002, an increase of $409,000 or 15.0%. This increase was a result of additional personnel fees and professional costs.

Non-cash compensation was $314,000 for the three months ended March 31, 2003, compared to $377,000 for the three months ended March 31, 2002, a decrease of $63,000.

Interest expense for the three months ended March 31, 2003 was $16.0 million, compared to $26.8 million for the same period in 2002, a decrease of $10.8 million, or 40.3%.  The decrease was primarily attributable to lower debt levels resulting from the Company’s repayment in 2002 of all of its outstanding indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers, as well as from reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.  The Company had interest income, net, from its interest rate swaps of $522,000 and $273,000 for the three months ended March 31, 2003 and 2002, and recorded it as a reduction of interest expense.

The Company recorded a $1.5 million and $4.3 million non-cash change in market valuation of swaps for the three months ended March 31, 2003 and 2002, respectively. The Company recorded $1.2 million and $2.2 million of non-cash interest expense for the three months ended March 31, 2003 and 2002, respectively, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $223,000 and $2.0 million for the three months ended March 31, 2002 and 2003, respectively for its current outstanding fair value hedges.

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded income from discontinued operations, net of applicable taxes related to KCAL-TV, of $2.9 million for the three months ended March 31, 2002.

Effective January 1, 2002, the Company recorded a cumulative effect of accounting change of $268.7 million net, net of tax benefits of approximately $39.5 million, relating to the adoption of Statement 142.

As a result of these factors discussed above, the net loss for the Company was $17.7 million for the three months ended March 31, 2003, compared with a net loss of $297.1 million for the three months ended March 31, 2002, a change  of $279.4 million.

Liquidity and Capital Resources

Cash provided by operations for the three months ended March 31, 2003 was $8.2 million compared to cash used in operations for the three months ended March 31, 2002 of $2.4 million.  The war in Iraq caused the networks to pre-empt regularly scheduled programming and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue.  The Company estimated that the war negatively impacted revenues in the three months ended March 31, 2003 by approximately $2.0 million to $2.5 million.  Trade accounts payable decreased $6.5 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively.  At December 31, 2002 the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV that was paid in January 2003. The lower debt levels and reduced effective interest rates relating to the Company’s borrowings in 2002 resulted in a decrease in accrued expenses of $9.5 million for the three months ended March 31, 2003 compared to a decrease of $10.1 million for the three months ended March 31, 2002. At December 31, 2002, the Company recorded an income tax receivable of $28.8 million, of which $28.0 million was received in the first quarter of 2003. On March 15, 2003, the Company paid $1.0 million in estimated income tax. Accounts receivable decreased by $6.7 million for the three months ended March 31, 2003, compared to a decrease in accounts receivable of $22.5 million for the three months ended March 31, 2002.  The decline of advertising revenue in the San Francisco market, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings negatively affected the revenues at KRON-TV and caused accounts receivable to decrease sharply for the three months ended March 31, 2002.  As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the first half of 2003.

The performance of KRON-TV has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market.  While 2003 first quarter revenues at KRON-TV were stronger than those in the same period last year, the uncertain economic and geopolitical climate make the outlook unclear.

Cash used in investing activities for the three months ended March 31, 2003 was $2.4 million, compared to $3.4 million for the three months ended March 31, 2002. During 2002 and 2003, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. The timing of these projects has been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. Deposits for the Company decreased $83,000 for the three months ended March 31, 2003, as compared to an increase of $3.1 million for the three months ended March 31, 2002. The decrease in deposits in 2003 was from completed digital construction projects being recorded as capital expenditures and the increase in 2002 deposits were primarily from the construction-in-progress for the digital conversion. Construction-in-progress balances at March 31, 2003 and December 31, 2002 were $7.9 million and $8.1 million, respectively. The Company estimates that, by the end of the second quarter of 2003,  $6.1 million currently in construction-in-progress will be placed in service and recorded as an addition to capital expenditures. For 2003, $2.5 million of capital expenditures were placed in service, however, since approximately $2.3 million of the capital expenditures were paid for in 2002, the cash payments in 2003 relating to capital expenditures were approximately $209,000.

Cash used in financing activities for the three months ended March 31, 2003 was $176,000 compared to cash provided by financing activities for the three months ended March 31, 2002 of $4.5 million. Financing activities for the three months ended March 31, 2002 included principal payments and borrowings under the senior credit facilities of $10.2 million and $15.6 million, respectively.

As of March 31, 2003, the Company had $116.0 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the terms of the Company’s indentures.

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

The Senior Credit Facility requires the Company to maintain certain financial ratios. Pursuant to Waiver and Amendment No. 7 to the Company’s Senior Credit Facility, compliance with all applicable financial ratios has been waived commencing for the quarter ended June 30, 2002 until December 30, 2003, and the Company is limited to $10.0 million of borrowing under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers). Effective with the issuance of the Senior Notes, as defined below, the Company is not required to maintain a total debt to operating cash flow ratio until June 30, 2004, when the commencing ratio will be 7.35x, the Company is required to maintain a senior debt to operating cash flow ratio ranging from 3.50x to 4.00x, and the Company is required to maintain until December 31, 2004 a senior secured debt to operating cash flow ratio ranging from 1.75x to 2.00x.

The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company’s debt to operating cash flow ratio at the end of such year) of its “Excess Cash Flow” for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce outstanding senior bank debt in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. As of December 31, 2002, there was no debt outstanding under the Senior Credit Facility and thus no calculation of “Excess Cash Flow” was made for 2002.

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

On August 12, 2002, the Company commenced offers to purchase for cash all of its Senior Notes and a portion of its outstanding 9% Senior Subordinated Notes due 2006, 8¾% Senior Subordinated Notes due 2007, and 10% Senior Subordinated Notes due 2011 (collectively referred to as the “Senior Subordinated Notes,” and the Senior Notes and the Senior Subordinated Notes are collectively referred to as the “Notes”). These offers were made with the net proceeds from the sale of KCAL-TV, in accordance with the terms of the indentures governing the Notes. The net proceeds of the KCAL-TV sale, pursuant to the terms of the indentures, were approximately $350.0 million. The purchase price for the Notes in the offers was equal to $1,000 per $1,000 principal amount of the notes tendered and accepted, plus accrued and unpaid interest through September 17, 2002 in the case of the Senior Notes and September 24, 2002 in the case of the Senior Subordinated Notes. The offers expired in accordance with their terms on September 12, 2002.

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

On September 25, 2002, pursuant to the terms of the Senior Subordinated Note offer, the Company purchased $38.9 million aggregate principal amount of its 9% Senior Subordinated Notes, $62.3 million aggregate principal amount of its 8¾% Senior Subordinated Notes and $155.7 million aggregate principal amount of its 10% Senior Subordinated Notes and paid accrued interest of approximately $681,100, $1.5 million and $1.0 million, respectively, thereon. The principal amount of the Senior Subordinated Notes paid was determined based on the pro-ration provisions of the indentures governing the Senior Subordinated Notes.

Debt amounts outstanding at  March 31, 2003 were as follows (dollars in thousands):

	3/31/03	Annualized Interest Amounts(1)
Senior Credit Facility	$—	$—
8½% Senior Notes due 2008	156,890	13,336
9% Senior Subordinated Notes due 2006	86,081	7,747
8¾% Senior Subordinated Notes due 2007	137,730	12,051
10% Senior Subordinated Notes due 2011	344,299	34,430
Total Debt (excluding capital leases)	$725,000	$67,564

(1) The annualized interest amounts are calculations of the outstanding principal amounts at 3/31/03 multiplied by the interest rates of the related notes.

The Company’s total debt at March 31, 2003 was approximately $726.9 million, consisting of $568.1 million of Senior Subordinated Notes, $156.9 million of Senior Notes and $1.9 million of capital leases. In addition, at March 31, 2003, the Company had an additional $100.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility; provided, however, pursuant to Waiver and Amendment No. 7 to the Senior Credit Facility, the Company is limited to $10.0 million of borrowings under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers).

On June 27, 2001, the Company entered into interest rate swaps agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap’s effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential received was recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded, for the three months ended March 31, 2003 and 2002, $1.2 million and $2.2 million, respectively of non-cash interest expense relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded a mark-to-market change in fair value of $223,000 and $2.0 million for the three months ended March 31, 2003 and 2002, respectively, for its current outstanding hedges.

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

Income Taxes

The Company files a consolidated federal income tax return and such state and local tax returns as are required. The Company recorded a gain on the sale of KCAL-TV in 2002 of approximately $139.3 million, net of a provision for income taxes of $147.7 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company has recorded a deferred tax asset of $6.0 million and $2.0 million as of December 31, 2002 and March 31, 2003, respectively, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.  The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

Contractual Obligations and Other Commercial Commitments

The Company has obligations and commitments under its long-term debt agreements and instruments to make future payments of principal and interest. The Company also has obligations and commitments under certain contractual arrangements to make future payments for goods and services. These arrangements secure the future rights to various assets and services to be used in the normal course of operations. Under generally accepted accounting principles, certain of these arrangements (i.e., programming contracts that are currently available for airing) are recorded as liabilities in the Company’s consolidated balance sheet, while others (i.e., operating lease arrangements and programming not currently available) are not reflected as liabilities.

The following tables summarize separately the Company’s material obligations and commitments at March 31, 2003 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.

The Company expects to fund the current obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$725,000	$—	$86,081	$294,620	$344,299
Capital Lease Obligations	1,877	630	1,247	—	—
Operating Leases	7,972	1,794	3,653	957	1,568
Unconditional Purchase Obligations(1)	9,405	8,257	1,148	—	—
Other Long-Term Obligations(2)	48,346	6,825	34,379	7,142	—
Total Contractual Cash Obligations	$792,600	$17,506	$126,508	$302,719	$345,867

(1) Unpaid program license liability reflected on the March 31, 2003 balance sheet.

(2) Obligations for programming that has been contracted for, but not recorded on the March 31, 2003 Balance Sheet because the programs were not currently available for airing.

Recently Issued Accounting Standards

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities (“Statement 146”), effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of March 31, 2003, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, the Company is exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $568.1 million outstanding as of March 31, 2003 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2006. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $54.2 million.

The Company’s Senior Notes of approximately $156.9 million outstanding as of March 31, 2003 have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $13.3 million.

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

Item 1.  Legal Proceedings.

Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc.,

Young Broadcasting of Richmond, Inc. and Richard Real

Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)

On July 31, 2002, plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. (“WRIC-TV”) and Richard Real a complaint alleging that the defendants defamed plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the complaint and obtained a dismissal of one of the two claims. The parties have exchanged written discovery and have taken numerous depositions. The case was scheduled for trial to begin on March 10, 2003, however, when the court refused to allow plaintiffs to present their expert witnesses because they had not timely disclosed the identities of these expert witnesses, plaintiffs voluntarily dismissed the case but immediately re-filed the case. The re-filed case is substantially similar to the previous case. Specifically, plaintiffs have re-alleged the misappropriation claim that the Court previously dismissed. Additionally, plaintiffs have revised the amount of damages sought; increasing the amount of compensatory damages sought for Julian Graham, decreasing the amount of compensatory damages sought for Julian Graham Chevrolet, and decreasing the amount of punitive damages sought for both. The total amount sought in the re-filed case is $114.0 million; whereas, the total amount sought in the previous case was $100.0 million. Defendants should be able to again obtain a dismissal of the misappropriation claim, which will reduce the amount of requested damages in half (to $57.0 million). Trial is set for October 20, 2003. The Company has vigorously defended this matter. The parties have again served written discovery upon one another and will likely take a few more depositions. It is too early to estimate the likelihood of plaintiff’s chances of recovery, or a potential amount of recovery. Approximately three months ago, plaintiffs offered to settle for $10.0 million, which is the limit of coverage under the Company’s insurance policy. The Company never responded to that offer.

The Company is involved in other legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description
11	Statement Re Computation of Per Share Earnings.

(b)  Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the first quarter of the year ending December 31, 2003.

Date of Report	Date Report Filed with SEC	Items Reported
March 19, 2003	March 19, 2003	Item 9-Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	May 12, 2003	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date:	May 12, 2003	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and Chief Financial Officer
(principal financial officer)

CERTIFICATIONS

I, Vincent J. Young, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Young Broadcasting Inc. (“the Registrant”);

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

4)

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer
May 12, 2003

I, James A. Morgan, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Young Broadcasting Inc. (“the Registrant”);

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

4)

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
May 12, 2003