Form 10-Q
period 2003-06-30
YOUNG BROADCASTING INC /DE/
filed 2003-08-15
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
June 30, 2003	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware		13-3339681
(State of other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

599 Lexington Avenue New York, New York 10022
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (212)  754-7070

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

                Number of shares of Common Stock outstanding as of July 30, 2003: 17,629,788 shares of Class A Common Stock, and 2,176,699 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1.  Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2002	June 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,406,572	$111,635,042
Trade accounts receivable, less allowance for doubtful accounts of $1,229,000 in 2002 and $1,556,000 in 2003	41,867,871	40,598,119
Income taxes receivable	28,787,381	787,381
Escrow account — current	13,248,057	6,650,295
Current portion of program license rights	12,910,034	8,771,852
Prepaid expenses	3,445,842	2,127,902
Total current assets	210,665,757	170,570,591

Property and equipment, less accumulated depreciation and amortization of $157,356,664 in 2002 and $166,370,253 in 2003	90,509,977	87,283,785
Program license rights, excluding current portion	1,129,042	676,049
Deposits and other assets	14,035,792	18,714,824
Deferred tax asset	6,000,000	2,000,000
Goodwill	25,543,772	25,543,772
Unamortized intangible assets	512,427,167	512,427,167
Amortized intangible assets, net	22,992,256	21,330,884
Deferred charges, net	9,280,535	8,271,266
Total Assets	$892,584,298	$846,818,338

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,278,888	$13,319,323
Accrued interest	15,359,910	15,264,475
Accrued income tax liability	699,439	573,288
Accrued expenses	20,912,536	10,886,533
Current installments of program license liability	12,300,554	3,952,201
Current installments of obligations under capital leases	549,751	581,564
Total current liabilities	65,101,078	44,577,384
Program license liability, excluding current installments	1,596,676	952,979
Long-term debt	725,000,000	725,000,000
Deferred taxes and other liabilities	20,984,542	15,834,263
Obligations under capital leases, excluding current installments	1,492,346	1,128,511
Total liabilities	814,174,642	787,493,137
Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,505,878 shares at 2002 and 17,603,043 shares at 2003	17,506	17,603
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,211,666 shares at 2002 and 2,179,186 at 2003	2,212	2,179
Additional paid-in capital	376,234,121	377,044,966
Accumulated other comprehensive loss	(2,474,597)	—
Accumulated deficit	(295,369,586)	(317,739,547)
Total stockholders’ equity	78,409,656	59,325,201
Total liabilities and stockholders’ equity	$892,584,298	$846,818,338

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002*	2003	2002*	2003
Net operating revenue	$54,450,888	$53,939,029	$101,037,440	$101,176,951

Operating expenses (a)	18,449,144	18,852,229	37,063,316	37,359,207
Amortization of program license rights	4,128,598	4,328,652	8,418,631	8,954,048
Selling, general and administrative expenses (a)	14,482,594	14,791,088	29,432,685	29,830,602
Depreciation and amortization	5,906,112	5,853,274	12,017,766	11,849,143
Corporate overhead (a)	3,023,337	3,290,376	5,751,326	6,427,671
Operating income	8,461,103	6,823,410	8,353,716	6,756,280

Interest expense, net	(24,702,165)	(15,897,779)	(51,512,061)	(31,917,822)
Non-cash change on market valuation of swaps	3,967,317	2,193,453	(289,573)	732,447
Loss on extinguishment of debt	(4,692,625)	—	(4,692,625)	—
Other (expense) income, net	(170,966)	41,552	(258,197)	(131,201)
	(25,598,439)	(13,662,774)	(56,752,456)	(31,316,576)

Loss from continuing operations before benefit from income tax and cumulative effect of accounting change	(17,137,336)	(6,839,364)	(48,398,740)	(24,560,296)
Benefit from income tax	19,359,496	—	19,359,496	—
Income (loss) from continuing operations before cumulative effect of accounting change	2,222,160	(6,839,364)	(29,039,244)	(24,560,296)

Income from discontinued operations, net of taxes, including gain on sale of station of $153.9 million in 2002 and $2.2 million in 2003	154,229,167	2,190,335	157,115,421	2,190,335
Income (loss) before cumulative effect of accounting change	156,451,327	(4,649,029)	128,076,177	(22,369,961)
Cumulative effect of accounting change, net of taxes of $ 123.3 million	—	—	(184,904,433)	—
Net income (loss)	$156,451,327	$(4,649,029)	$(56,828,256)	$(22,369,961)

*    Restated

(a)  Excluding Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2002 *	2003	2002 *	2003

Basic net income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.12	$(0.35)	$(1.47)	$(1.24)
Income from discontinued operations, net	7.84	0.11	7.99	0.11
Cumulative effect of accounting change, net	—	—	(9.41)	—
Net income (loss) per common share-basic	$7.96	$(0.24)	$(2.89)	$(1.13)

Diluted net income (loss) per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$0.11	$(0.35)	$(1.47)	$(1.24)
Income from discontinued operations, net	7.73	0.11	7.99	0.11
Cumulative effect of accounting change, net	—	—	(9.41)	—
Net income (loss) per common share-diluted	$7.84	$(0.24)	$(2.89)	$(1.13)

Weighted average shares — Basic	19,662,143	19,770,090	19,654,077	19,755,027
Weighted average shares — Diluted	19,943,268	19,770,090	19,654,077	19,755,027

* Restated

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Comprehensive Loss	Total Stockholders’ Equity
	Class A	Class B
Balance at December 31, 2002	$17,506	$2,212	$376,234,121	$(295,369,586)	$(2,474,597)		$78,409,656

Contribution of shares into Company’s defined contribution plan	43		539,591				539,634

Conversion of Class B Common Stock to Class A Common Stock	33	(33)

Exercise of stock options	14		173,786				173,800

Other			3,311				3,311

Employee stock purchase plan	7		94,157				94,164

Net loss for the six months ended June 30, 2003				(22,369,961)		$(22,369,961)	(22,369,961)

Comprehensive Loss
Realized expense on interest rate swap					2,474,597	2,474,597	2,474,597

Total						$(19,895,364)

Balance at June 30, 2003	$17,603	$2,179	377,044,966	$(317,739,547)	$—	—	$59,325,201

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002*	2003
Operating activities
Net loss	$(56,828,256)	$(22,369,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting, net of taxes	184,904,433	—
Gain on sale of KCAL-TV	(153,917,386)	(2,190,335)
Provision for deferred tax benefit	(17,032,246)	—
Depreciation and amortization of property and equipment	9,556,805	9,158,528
Amortization of program license rights	28,474,314	8,954,048
Amortization of broadcasting licenses, other intangibles and deferred charges	3,447,993	2,690,615
Non-cash compensation	681,120	603,340
Non-cash change on market valuation of swap	289,573	(732,447)
Loss on extinguishment of debt	4,692,625	—
Loss on sale of fixed assets	29,156	7,735
Income from escrow deposits	(657,019)	(70,063)
Income tax refund, net of estimated payment	—	27,000,000
Interest payments from escrow account	11,098,000	6,667,825
Payments on programming license liabilities	(25,059,773)	(9,062,900)
Decrease in trade accounts receivable	18,444,898	1,418,969
Decrease in prepaid expenses	1,441,342	1,317,941
Increase (decrease) in trade accounts payable	722,052	(6,033,466)
Decrease in accrued expenses and other liabilities	(6,229,360)	(8,548,687)
Net cash provided by operating activities	4,058,271	8,811,142

Investing activities
Proceeds from sale of KCAL-TV	632,167,115	—
Capital expenditures	(1,704,373)	(5,935,798)
Increase in deposits and other assets	(4,579,586)	(1,491,963)
Net cash used in investing activities	625,883,156	(7,427,761)

Financing activities
Principal payments on long-term debt	(236,523,804)	—
Borrowings from working capital facility	90,870,700	—
Deferred acquisition and debt financing costs incurred	(490,313)	—
Principal payments under capital lease obligations	(485,921)	(332,022)
Proceeds from exercise of Common Stock options	3,770	173,800
Proceeds from other financing activities	—	3,311
Net cash used in financing activities	(146,625,568)	(154,911)

Net increase in cash	483,315,859	1,228,470
Cash and cash equivalents at beginning of year	1,936,794	110,406,572
Cash and cash equivalents at June 30	$485,252,653	$111,635,042

Supplemental disclosure of cash flow information
Interest paid	$56,749,540	$32,915,484
Income tax refund, net of estimated payment	$—	$26,809,998

*Restated

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of ten network affiliated stations (six with ABC, three with CBS, and one with NBC) and one independent commercial television broadcasting station. The markets served are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Rockford, Illinois, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

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

The consolidated statements of operations for the three and six months ended June 30, 2002 has been adjusted to correct the allocation of income taxes among continuing operations, discontinued operations and cumulative effect of accounting change.  The effect on the components of net income (loss) are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002
	As Reported	As Restated	As Reported	As Restated

Loss from continuing operations before benefit from income tax and cumulative effect of accounting change	$(17,138)	$(17,138)	$(48,399)	$(48,399)

Benefit from income tax	122,021	19,360	122,021	19,360

Income (loss) from continuing operations before cumulative effect of accounting change	104,883	2,222	73,622	(29,039)

Income from discontinued operations, net of taxes, including gain on sale of station	135,377	154,229	138,264	157,115

Income before cumulative effect of accounting change	240,260	156,451	211,886	128,076

Cumulative effect of accounting change, net	—	—	(268,714)	(184,904)

Net income (loss)	$240,260	$156,451	$(56,828)	$(56,828)

Basic income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of accounting change	$5.33	$0.12	$3.75	$(1.47)

Income from discontinued operations, net	6.89	7.84	7.03	7.99

Cumulative effect of accounting change, net	—	—	(13.67)	(9.41)

Net income (loss) per common share - basic	$12.22	$7.96	$(2.89)	$(2.89)

Certain balances in the prior quarters have been reclassified to conform to the presentation adopted in the current quarter.

2.  Sale of KCAL-TV

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company’s consolidated results from continuing operations for the six months ended June 30, 2002. During the second quarter of 2002, the Company recorded a gain on the sale of $153.9 million, net of a provision for income taxes of $132.0 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments relating to this accrual were finalized in the second quarter of 2003 and the final adjustment to this accrual resulted in the Company recording an additional $2.2 million gain on the sale of station.

The Company applied Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of (“Statement 144”), and the new rules on accounting for the discontinuation of a component of an entity. As a result of applying Statement 144, the Company recorded income from discontinued operations, net of applicable taxes related to the sale of KCAL-TV, of $3.2 million and $312,000 for the six and three months ended June 30, 2002, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002*	2003	2002	2003
(dollars in thousands, except per share data)
Net income (loss)-as reported	$156,451	$(4,649)	$(56,828)	$(22,370)
Deduct total stock-based employee compensation expense determined under fair value based method	(413)	(1,225)	(1,322)	(2,451)
Net income (loss)-pro forma	$156,038	$(5,874)	$(58,150)	$(24,821)
Net income (loss) per basic common share-as reported	$7.96	$(0.24)	$(2.89)	$(1.13)
Net income (loss) per basic common share-pro forma	$7.93	$(0.30)	$(2.96)	$(1.26)

*Restated

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing goodwill, broadcast licenses and network affiliation agreements. Upon adoption, the Company completed its review for impairment of goodwill and certain other intangibles and recognized an impairment loss of $184.9 million, net of tax benefits of approximately $123.3 million, as a cumulative effect of accounting change.  The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California.

The following table sets forth the additional disclosures related to goodwill and intangible assets required under Statement 142:

	As of December 31, 2002			As of June 30, 2003
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Broadcast licenses and network affiliations	$512,427	—	$512,427	$512,427	—	$512,427
Amortized intangible assets:
Other intangible assets	$28,899	$(5,907)	$22,992	$28,899	$(7,568)	$21,331

Aggregate amortization expense for the six months ended June 30, 2002 and 2003 was $3.4 million and $2.7 million, respectively.

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

5. Income Taxes

During 2002, the Company was able to realize a tax benefit from the utilization of the loss from operations, tax loss carryforwards, and the cumulative effect of the accounting change. The Company has recorded a deferred tax asset of $6.0 million and $2.0 million at December 31, 2002 and June 30, 2003, respectively, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.

The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

6.   Legal Proceedings

On July 31, 2002, Plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. (“WRIC-TV”) and Richard Real a complaint alleging that Defendants defamed Plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the complaint and obtained a dismissal of one of Plaintiffs’ two claims. As a result of the dismissal of one claim, the total amount sought in the case is $57.0 million.  Trial is set for October 20, 2003. The Company has vigorously defended this matter.  It is too early to estimate the likelihood of Plaintiffs’ chances of recovery, or a potential amount of recovery. In November 2002, Plaintiffs offered to settle for $10.0 million. The Company has not responded to that offer.  The Company has $35.0 million in insurance for this claim.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Most of the Company’s annual gross revenue is generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by Adam Young Inc. (“AYI”), a wholly owned national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Recent Developments

Digital Upgrades.  The Company is in the process of completing upgrades to its television stations to enable them to broadcast with digital technology. As of July 30, 2003, all of the Company’s television stations were capable of digital television broadcasts except for WTEN-TV (Albany). Because this station is awaiting a resolution between the FCC and the Canadian government relating to overlaps, an extension is not required.

Critical Accounting Policies

The Company’s critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At June 30, 2003, the Company had $87.3 million in net property and equipment, $25.5 million of goodwill, $512.4 million of broadcast licenses and $21.3 million of other amortizable intangibles.  The Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new accounting standard in January 2002, recognized an impairment loss related to KRON-TV’s broadcast license of $184.9 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $123.3 million. The Company  performs its annual impairment test in the fourth quarter of each year. The 2002 annual impairment test did not result in any additional charges. Due to the uncertain economic and geopolitical climate, management cannot determine with any certainty if an additional  impairment of KRON-TV’s broadcast license may occur. If an impairment loss is required, it will be recorded as a charge to continuing operations.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$33,672	53.9	$35,429	56.8	$62,699	54.1	$66,671	57.0
National	21,287	34.0	22,675	36.4	38,354	33.1	41,704	35.6
Network	3,079	4.9	2,648	4.2	5,947	5.1	5,079	4.4
Political	3,365	5.4	671	1.1	6,309	5.4	851	0.7
Production/Other	1,103	1.8	951	1.5	2,691	2.3	2,743	2.3
Total	62,506	100.0	62,374	100.0	116,000	100.0	117,048	100.0

Commissions	(8,056)	(12.9)	(8,435)	(13.5)	(14,963)	(12.9)	(15,871)	(13.6)

Net Revenue	$54,450	87.1	$53,939	86.5	$101,037	87.1	$101,177	86.4

Results of Operations

The results from continuing operations for the three months ended June 30, 2002 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net revenue for the three months ended June 30, 2003 was $53.9 million, a decrease of $511,000, or 0.9%, compared to $54.4 million for the three months ended June 30, 2002. Political revenues for the three months ended June 30, 2003 was $671,000, a decrease of $2.7 million, or 80%, compared to $3.4 million for the three months ended June 30, 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections. Although for the three months ended June 30, 2003 net revenue decreased compared to the prior year period, the Company’s gross local and national revenues increased 5.2% and 6.5%, respectively. Network compensation for the three months ended June 30, 2003 was $2.6 million, a decrease of $431,000, or 14.0%, compared to $3.0 million for the three months ended June 30, 2002.  The decrease in network compensation was the result of a new network affiliation agreement entered into by the Company with the ABC network.  The new compensation agreement reduces the amount of compensation paid to our ABC network affiliates but gives the stations more advertising spots within network programming.

Operating expenses and selling, general and administrative expenses for the three months ended June 30, 2003 was $33.6 million, an increase of $711,000, or 2.2%, compared to $32.9 million for the three months ended June 30, 2002. This increase resulted from higher health insurance and property and casualty insurance costs, and various other expenses. On October 1, 2002, the Company implemented a reorganization plan at KRON-TV, intended to reduce expenses for 2003.  This plan and the Company’s control over the operating costs of all of its stations allowed this increase to be kept to a minimum. Included in the selling, general and administrative expenses is non-cash compensation of $289,000 and $304,000 for the three months ended June 30, 2003 and 2002, respectively.  All of this non-cash compensation relates to the Company’s  contribution of  common stock to its 401(k) plan.

Amortization of program license rights for the three months ended June 30, 2003 was $4.3 million, compared to $4.1 million for the three months ended June 30, 2002, an increase of $200,000, or 4.8%. All of this increase was the result of the purchase of the broadcast rights to the Oprah show in September 2002 at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $5.9 million for the three months ended June  30, 2003 and 2002.

Corporate overhead for the three months ended June 30, 2003 was $3.3 million, compared to $3.0 million for the comparable period in 2002, an increase of $267,000 or 8.8%. This increase was a result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions, as well as increased legal and professional fees relating to the Company’s review of and compliance with new corporate governance legislation.

Interest expense for the three months ended June 30, 2003 was $15.9 million, compared to $24.7 million for the same period in 2002, a decrease of $8.8 million, or 35.6%.  The decrease was primarily attributable to lower debt levels resulting from the Company’s repayment in 2002 of all of its outstanding indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers completed in September 2002, as well as from reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.  The Company had interest income, net, from its interest rate swaps of $691,000 and $509,000 for the three months ended June 30, 2003 and 2002, and recorded it as a reduction of interest expense.

The Company recorded a $2.2 million and $4.0 million non-cash change in market valuation of swaps for the three months ended June 30, 2003 and 2002, respectively. The Company recorded $1.2 million and $2.2 million  for the three months ended June 30, 2003 and 2002, respectively, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001;  and a mark-to-market non-cash change in fair value of approximately $3.4 million and $6.2 million for the three months ended June 30, 2003 and 2002, respectively, for its current outstanding fair value hedges.

The Company recorded a loss on extinguishment of debt of $4.7 million in the second quarter of 2002 relating to the permanent repayment of the term loan facilities under the Company’s senior credit facilities (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of approximately $2.2 million and $153.9 million, net of a provision for income taxes, for the three months ended June 30, 2003 and 2002, respectively. The Company recorded income from discontinued operations, net of applicable taxes related to KCAL-TV, of $312,000 for the three months ended June 30, 2002.

As a result of the factors discussed above, the net loss for the Company was $4.6 million for the three months ended June 30, 2003, compared with net income of $156.5 million for the three months ended June 30, 2002, a change of $161.1 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The results from continuing operations for the six months ended June 30, 2002 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Net revenue for the six months ended June 30, 2003 was $101.2 million, a decrease of $140,000, or 0.1%, compared to $101.0 million for the six months ended June 30, 2002. The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003.  The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Despite the pre-emptions and cancellations in the six months ended June 30, 2003, the Company’s gross local and national revenues increased 6.3% and 8.7%, respectively compared to the six months ended June 30, 2002. Network compensation for the six months ended June 30, 2003 was $5.1 million, a decrease of $868,000, or 15.0%, compared to $5.9 million for the six months ended June 30, 2002.  A portion of the decrease in network compensation was the result of the pre-emption of scheduled programming as a result of the network coverage of the war in Iraq. The remaining decrease in network compensation was the result of a new network affiliation agreement entered into by the Company with the ABC network.  The new compensation agreement reduces the amount of compensation paid to our ABC network affiliates but gives the stations more advertising spots within network programming. Political revenue for the six months ended June 30, 2003 was $851,000, a decrease of $5.5 million. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections.

Operating expenses and selling, general and administrative expenses for the six months ended June 30, 2003 was $67.2 million, an increase of $694,000, or 1.0%, compared to $66.5 million for the six months ended June 30, 2002. This increase resulted from higher health insurance and property and casualty insurance costs, and various other expenses. On October 1, 2002, the Company implemented a reorganization plan at KRON-TV, intended to reduce expenses for 2003.  This plan and the Company’s control over the operating costs of all of its stations allowed this increase to be kept to a minimum. Included in the selling, general and administrative expenses is non-cash compensation of $603,000 and $681,000 for the six months ended June 30, 2003 and 2002, respectively.  All of this non-cash compensation relates to the Company’s contribution of common stock to its 401(k) plan.

Amortization of program license rights for the six months ended June 30, 2003 was $9.0 million, compared to $8.4 million for the six months ended June 30, 2002, an increase of $535,000, or 6.4%. All of this increase was the result of the purchase of the broadcast rights to the Oprah show in September 2002 at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $11.8 million for the six months ended June 30, 2003, compared with $12.0 million for the comparable period in 2002, a decrease of $169,000, or 1.4%.

Corporate overhead for the six months ended June 30, 2003 was $6.4 million, compared to $5.8 million for the comparable period in 2002, an increase of $676,000 or 11.8%. This increase was a result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions, as well as increased legal and professional fees relating to the Company’s review of and compliance with new corporate governance legislation.

Interest expense for the six months ended June 30, 2003 was $31.9 million, compared to $51.5 million for the same period in 2002, a decrease of $19.6 million, or 38.1%.  The decrease was primarily attributable to lower debt levels resulting from the Company’s repayment in 2002 of all of its outstanding indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers completed in September 2002, as well as from reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.  The Company had interest income, net, from its interest rate swaps of $1.3 million and $782,000 for the six months ended June 30, 2003 and 2002, and recorded it as a reduction of interest expense.

The Company recorded $732,000 of non-cash income during the six months ended June 30, 2003 and $290,000 of non-cash expense during the six months ended June 30, 2002, related to changes in the market valuation of its swaps. The Company recorded $2.5 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001; and a mark-to-market non-cash change in fair value of approximately $3.2 million and $4.2 million for the six months ended June 30, 2003 and 2002, respectively, for its current outstanding fair value hedges.

The Company recorded a loss on extinguishment of debt of $4.7 million in the second quarter of 2002 relating to the permanent repayment of the term loan facilities under the Company’s senior credit facilities (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of approximately $2.2 million and  $153.9 million, net of a provision for income taxes, for the six months ended June 30, 2003 and 2002, respectively. The Company recorded income from discontinued operations, net of applicable taxes related to KCAL-TV, of $3.2 million for the six months ended June 30, 2002.

Effective January 1, 2002, the Company recorded a cumulative effect of accounting change of $184.9 million net, net of tax benefits of approximately $123.3 million, relating to the adoption of Statement 142.

As a result of the factors discussed above, the net loss for the Company was $22.4 million for the six months ended June 30, 2003, compared with a net loss of $56.8 million for the six months ended June 30,  2002, a change of $34.4 million.

Liquidity and Capital Resources

Cash provided by operations for the six months ended June 30, 2003 was $8.8 million compared to $4.1 million for the six months ended June 30, 2002.  The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003.  The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Political revenues decreased $5.5 million for the six months ended June 30, 2003, compared to the same period in 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections.  Trade accounts payable decreased $6.0 million for the six months ended June 30, 2003, compared to an increase for the six months ended June 30, 2002 of $722,000.  At December 31, 2002 the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2003. The lower debt levels and reduced effective interest rates relating to the Company’s borrowings in 2002 resulted in a decrease in accrued expenses of $8.5 million for the six months ended June 30, 2003 compared to a decrease of $6.2 million for the six months ended June 30, 2002. At December 31, 2002, the Company recorded an income tax receivable of $28.8 million, of which $28.0 million was received in the first quarter of 2003. On March 15, 2003, the Company paid $1.0 million in estimated income tax. Accounts receivable decreased by $1.4 million for the six months ended June 30, 2003, compared to a decrease in accounts receivable of $18.4 million for the six months ended June 30, 2002.  The decline of advertising revenue in the San Francisco market during 2002, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings which negatively affected the revenues at KRON-TV, as well as the sale of KCAL-TV on May 15, 2002, combined to cause accounts receivable to decrease sharply for the six months ended June 30, 2002.  As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual were finalized in the second quarter of 2003.

The performance of KRON-TV has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market.  While revenues in the first half of 2003 at KRON-TV were stronger than those in the same period last year, the continuing uncertain economic and geopolitical climate makes the outlook unclear.

Cash used in investing activities for the six months ended June 30, 2003 was $7.4 million, compared to cash provided by investing activities of $625.9 million for the six months ended June 30, 2002. During 2002 and 2003, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. The timing of these projects has been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. Deposits for the Company increased $1.5 million and $4.6 million for the six months ended June 30, 2003 and 2002, respectively. The increase in deposits in 2003 was from additions to construction-in-progress for the digital conversion and a new accounting system currently being implemented by the Company. Construction-in-progress balances at June 30, 2003 and December 31, 2002 were $9.7 million and $8.1 million, respectively. The Company estimates that, by the end of the third quarter of 2003,  $8.9 million of capital expenditures which are currently categorized as  construction-in-progress will be placed in service and recorded as an addition to capital expenditures. For 2003, $5.9 million of capital expenditures have been placed in service, however, since approximately $2.3 million of the capital expenditures were paid for in 2002, the cash payments in 2003 relating to capital expenditures were approximately $3.6 million.

Cash used in financing activities was $155,000 and $146.6 million for the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2002, the Company used approximately $225.3 million of the net proceeds from the sale of KCAL-TV to repay in full all indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, was used in the third quarter of 2002 to repay outstanding indebtedness under the Company’s Senior Notes and Senior Subordinated Notes (see details below).  The Company made payments under capital lease obligation of $332,000 and $486,000 for the six months ended June 30, 2003 and 2002, respectively, a decrease of $154,000 or 31.7%.  All of this decrease was the result the elimination of several capital lease obligations in 2002 for KCAL-TV.

As of June 30, 2003, the Company had $111.6 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the terms of the Company’s indentures.

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

Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries.

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

The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company’s debt to operating cash flow ratio at the end of such year) of its “Excess

Cash Flow” for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce indebtedness outstanding under the Senior Credit Facility  in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. As of December 31, 2002, there was no debt outstanding under the Senior Credit Facility and thus no calculation of “Excess Cash Flow” was made for 2002.

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

Concurrent with the closing of the Senior Notes, the Senior Notes indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four interest payments on the Senior Notes (the “Escrow Account”). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years.  As of June 30, 2003 there was $6.7 million remaining in the Escrow Account, which amount will be used to fund the interest payment due on the Senior Notes on December 15, 2003. After payment of interest due on December 15, 2003, the Escrow Account will be terminated.

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

Debt amounts outstanding at  June 30, 2003 were as follows (dollars in thousands):

	6/30/03	Annualized Interest Amounts(1)
Senior Credit Facility	$—	$—
8½% Senior Notes due 2008	156,890	13,336
9% Senior Subordinated Notes due 2006	86,081	7,747
8¾% Senior Subordinated Notes due 2007	137,730	12,051
10% Senior Subordinated Notes due 2011	344,299	34,430
Total Debt (excluding capital leases)	$725,000	$67,564

(1)The annualized interest amounts are calculations of the outstanding principal amounts at 6/30/03 multiplied by the interest rates of the related notes.

The Company’s total debt at June 30, 2003 was approximately $726.7 million, consisting of $568.1 million of Senior Subordinated Notes, $156.9 million of Senior Notes and $1.7 million of capital leases. In addition, at June 30, 2003, the Company had an additional $100.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility; provided, however, pursuant to Waiver and Amendment No. 7 to the Senior Credit Facility, the Company is limited to $10.0 million of borrowings under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers).

On June 27, 2001, the Company entered into interest rate swaps agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap’s effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential received was recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded $2.5 million and $4.5 million for the six months ended June 30, 2002 and 2003, respectively  relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded a mark-to-market change in fair value of $3.2 million and $4.2 million for the six months ended June 30, 2003 and 2002, respectively, for its current outstanding hedges.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

The Company files a consolidated federal income tax return and such state and local tax returns as are required. During the second quarter of 2002, the Company recorded a gain on the sale of KCAL-TV of $153.9 million, net of a provision for income taxes of $132.0 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company has recorded a deferred tax asset of $6.0 million and $2.0 million as of December 31, 2002 and June 30, 2003, respectively, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.  The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

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

The following table summarizes separately the Company’s material obligations and commitments at June 30, 2003 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund the current obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual Obligations	(dollars in thousands)
Long-Term Debt (principal only)	$725,000	$—	$86,081	$294,620	$344,299
Capital Lease Obligations	1,710	582	1,128	—	—
Operating Leases	8,568	2,032	4,012	965	1,559
Unconditional Purchase Obligations(1)	4,905	3,952	953	—	—
Other Long-Term Obligations (2)	64,217	17,182	37,447	4,500	5,088
Total Contractual Cash Obligations	$804,400	$23,748	$129,621	$300,085	$350,946

(1) Unpaid program license liability reflected on the June 30, 2003 balance sheet.

(2) Obligations for programming that has been contracted for, but not recorded on the June  30, 2003 Balance Sheet because the programs were not currently available for airing.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”), effective for fiscal years beginning after June 15, 2002. This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. The provisions of FAS No. 143 became effective for the Company during the first quarter of 2003. The Company has assessed the impact of this new standard and determined that the adoption of FAS No. 143 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  The

Company’s adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded).  Early adoption of Statement 150 is not permitted.  The Company’s adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 become effective for the Company during the third quarter of 2003.  For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change.  The Company has not completed its review regarding FIN 46, however the Company’s adoption of this interpretation is not expected to have a material impact on the results of operating and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of June  30, 2003, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, the Company is exposed to potential losses related to changes in interest rates.

The Company’s Senior Notes of approximately $156.9 million outstanding as of June 30, 2003 have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $13.3 million.

The Company’s Senior Subordinated Notes of approximately $568.1 million outstanding as of June 30, 2003 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2006. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $54.2 million.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc.,

Young Broadcasting of Richmond, Inc. and Richard Real

Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)

On July 31, 2002, Plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. (“WRIC-TV”) and Richard Real a complaint alleging that Defendants defamed Plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. Specifically, the news story of television station WRIC-TV reported that Julian Graham Chevrolet had filed for bankruptcy. Neither Julian Graham nor Julian Graham Chevrolet had filed for bankruptcy. The Company has responded to the complaint and obtained a dismissal of one of Plaintiffs’ two claims. As a result of the dismissal of one claim, the total amount sought in the case is $57.0 million.  Trial is set for October 20, 2003. The Company has vigorously defended this matter.  It is too early to estimate the likelihood of Plaintiffs’ chances of recovery, or a potential amount of recovery. In November 2002, Plaintiffs offered to settle for $10.0 million. The Company has not responded to that offer.  The Company has $35.0 million in insurance for this claim.

The Company is involved in other legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

                On May 6, 2003, the Company held its 2003 annual meeting of stockholders to (i) elect nine directors of the Company to serve for a term of one year, (ii) approve the Young Broadcasting Inc. Annual Incentive Plan, and (iii) ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003.

The following individuals were elected to serve as directors until the next annual meeting:

	Vote For	Vote Withheld
Vincent J. Young	35,712,232	1,188,812
Adam Young	35,712,232	1,188,812
Ronald J. Kwasnick	35,712,232	1,188,812
James A. Morgan	35,712,232	1,188,812
Bernard F. Curry	36,393,666	507,378
Alfred J. Hickey, Jr.	36,393,666	507,378
Leif Lomo	36,433,666	467,378
Richard Lowe	34,653,100	2,247,944
David C. Lee	36,393,666	507,378

                Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

                The stockholders approved the Young Broadcasting Inc. Annual Incentive Plan. The result of the vote was as follows: 31,686,080 votes were for the approval of the Annual Incentive Plan, 2,618,298 votes were against the approval of the Annual Incentive Plan and 8,281 abstained.

                The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2003. The result of the vote was as follows: 36,499,871 votes were for the selection, 396,523 votes were against the selection and 4,650 abstained.

Item 6.  Exhibits and Reports on Form 8-K.

                (a) Exhibits.

Exhibit Number	Exhibit Description

11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

b)  Reports on Form 8-K.

During the quarter ended June 30, 2003, the Company filed or furnished the following current reports on Form 8-K with the Securities & Exchange Commission:

Current report on Form 8-K, dated May 12, 2003, was furnished on May 12, 2003. The items reported were:

•                  Item 7 — Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

•                  Item 9 — Regulation FD Disclosure, which reported the issuance of a press release announcing the Company’s financial results for the quarter ended March 31, 2003.

Current report on Form 8-K, dated May 12, 2003, was furnished on May 12, 2003. The items reported were:

•                  Item 9 — Regulation FD Disclosure, which furnished the Section 906 certification that accompanied the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	August 14, 2003	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date:	August 14, 2003	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and Chief Financial Officer (principal financial officer)