Form 10-K/A
period 2002-12-31
YOUNG BROADCASTING INC /DE/
filed 2003-08-22
CIK 929144

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

YOUNG BROADCASTING INC.

FORM 10-K

Table of Contents

i

INTRODUCTORY NOTE

This amendment to Young Broadcasting Inc.'s (the "Company") Form 10-K initially filed with the Securities and Exchange Commission on March 19, 2003, is being filed to reflect the restatement of the Company's statements of operations for the years ended December 31, 2002 and 2000. Certain items were also reclassified within the consolidated financial statements and non-GAAP measures within "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" were eliminated.

  •
  Reallocations-The consolidated statement of operations has been adjusted to correct the allocation of income taxes among continuing operations, discontinued operations and cumulative effect of accounting change for the year ended December 31, 2002. These adjustments did not impact net income (loss) for the year ended December 31, 2002, however, the effects on the components of net income (loss) are disclosed in Note 1 to the consolidated financial statements.

  •
  In addition, the Company corrected the allocation of a gain on the sale of a television station from discontinued operations to continuing operations and for the year ended December 31, 2000. This adjustment did not impact net income (loss) for the year ended December 31, 2000, however, the effects on the components of net income (loss) are disclosed in Note 1 to the consolidated financial statements.

  •
  Reclassifications-The Company reclassified "non-cash compensation" to selling, general and administrative expenses for all periods presented in the accompanying consolidated financial statements, "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Elimination of Non-GAAP Disclosures-The Company elected to eliminate all non-GAAP measures disclosed in its previously filed Form 10-K.

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

Recent Developments

KCAL Sale.    On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company's consolidated results from continuing operations for all periods presented. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the first half of 2003.

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

The station's annual involvement with the American Caner Society's Relay for Life helped raise more than $1.1 million last year. WATE-TV also provided some emergency help this past November by getting much needed food and supplies to the tornado ravaged areas of East Tennessee. Over the course of two days, semi-tractor trailer trucks (loaded with food, supplies and building materials) left WATE-TV to help the tornado victims in its region.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:	(dollars in thousands, except per share amounts)
Net revenue (1)	$165,039	$159,576	$249,179	$266,788	$225,108
Operating expenses, including selling, general and administrative expenses	74,058	93,153	106,922	128,760	134,445
Amortization of program license rights	7,974	9,307	14,054	20,176	17,574
Depreciation and amortization	29,597	27,927	35,233	46,613	23,282
Corporate overhead	7,860	8,227	12,010	9,934	10,813
Merger related costs	1,444	—	—	—	—
Restructuring costs	—	—	—	—	4,685

Operating income	44,106	20,962	80,960	61,305	34,309
Interest expense, net	(62,617)	(62,831)	(95,652)	(112,634)	(89,323)
Non-cash change in market valuation of swaps	—	—	—	(1,478)	4,069
Loss on extinguishments of debt	—	—	—	(12,437)	(7,585)
Gain on sale of station	—	—	15,650	—	—
Other (expenses) income, net	(788)	(1,244)	(1,013)	48	(868)

Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(19,299)	(43,113)	(55)	(65,196)	(59,398)
(Provision) benefit from income taxes	—	—	(1,500)	—	23,759

Loss from continuing operations before cumulative effect of accounting change	(19,299)	(43,113)	(1,555)	(65,196)	(35,639)
Income from discontinued operations, net of taxes (including gain on sale of $151.2 million in 2002)	23,298	21,571	15,544	1,581	155,013

Income (loss) before cumulative effect of accounting change	3,999	(21,542)	13,989	(63,615)	119,374
Cumulative effect of accounting change, net of taxes	—	—	—	—	(184,904)

Net income (loss)	$3,999	$(21,542)	$13,989	$(63,615)	$(65,530)

Basic income (loss) from continuing operations per common share before cumulative effect of accounting change	$(1.36)	$(3.17)	$(0.10)	$(3.59)	$(1.81)
Income from discontinued operations, net	$1.64	$1.58	$1.02	$0.09	$7.88
Cumulative effect of accounting change, net	—	—	—	—	$(9.40)

Basic net income (loss) per common share	$0.28	$(1.59)	$0.92	$(3.50)	$(3.33)

Basic shares used in earnings per share calculation	14,147,522	13,588,108	15,157,243	18,185,945	19,675,883
Other Financial Data:
Cash flow provided by (used in) operating activities.	$54,292	$36,398	80,762	$24,982	$(21,827)
Cash flow (used in) provided by investing activities.	$(34,154)	$(7,887)	$(645,115)	$(14,768)	$615,922
Cash flow (used in) provided by financing activities	$(21,127)	$(26,222)	$566,977	$(13,853)	$(485,625)
Payments for program license liabilities	$8,263	$8,859	$13,479	$19,560	$17,573
Capital expenditures	$6,520	$3,685	$14,455	$9,763	$19,123
Balance Sheet Data (as of end of Period):
Total assets	$825,668	$818,670	$1,554,368	$1,543,015	$892,584
Long-term debt (including current portion)	$658,224	$650,510	$1,276,285	$1,225,348	$727,042
Stockholders' equity	$46,865	$30,659	$103,094	$134,768	$78,410
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

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2002 were $134.4 million, compared to $128.8 million for the year ended December 31, 2001, an increase of $5.6 million, or 4.3%. Substantially all of this increase is attributable to new barter programs being aired in San Francisco because of KRON-TV's conversion to an independent station. Excluding increases related to new barter programs at KRON-TV, operating expenses for the year ended December 31, 2002 increased approximately $1.0 million from the year ended December 31, 2001. Non-cash compensation was $1.1 million for the year ended December 31, 2002, compared to $1.5 million for the year ended December 31, 2001, a decrease of $323,000.

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

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. As a result of this income, the Company was able to realize a tax benefit of $23.8 million from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. The net tax payable on the gain and discontinued operations related to KCAL-TV is projected to be approximately $28.4 million. The Company recorded income from discontinued operations of $3.8 million for the year ended December 31, 2002 compared to $1.6 million for the same period in 2001.

In the first quarter of 2002, the Company recorded a cumulative effect of accounting change of $184.9 million net, net of tax benefits of approximately $123.3 million, relating to the adoption of Statement 142. Under Statement 142, the Company will be subject to annual impairment tests and if the tests conclude that an impairment has occurred, the Company will be required to take a charge to continuing operations. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its long-lived assets was in excess of its carrying value.

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

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2001 were $128.8 million, compared to $106.9 million for the year ended December 31, 2000, an increase of $21.9 million, or 20.5%, with the acquisition of KRON-TV accounting for $21.6 million of such increase. Non-cash compensation was $1.5 million for the year ended December 31, 2001, compared to $1.3 million for the year ended December 31, 2000, an increase of $148,000.

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

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as are required. The Company recorded a gain on the sale of KCAL-TV of approximately $151.2 million, net of a provision for income taxes of $135.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company has recorded a deferred tax asset of $6.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002. The Company recorded an income tax receivable at December 31, 2002 of $28.8 million relating to the sale of KCAL-TV, of which $28.0 million was received in the first quarter of 2003.

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

On January 1, 2002, the Company applied FASB Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), the new rules on accounting for goodwill and other intangible assets. Application of the non-amortization provisions of this new standard resulted in a decrease in amortization expense of approximately $26.2 million for the year ended December 31, 2002. The Company completed its review for impairment of goodwill and certain other intangibles under the new standard in 2002. In 2002, the Company recognized an impairment loss of $184.9 million, net of a provision for income taxes of $123.3 million, and recorded it as a cumulative effect of an accounting change (See Note 2 to Financial Statements). Under Statement 142, the Company will be subject to annual impairment tests. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its long-lived assets was in excess of its carrying value.

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
February 18, 2003,
except for Note 1, as to which the
date is August 21, 2003

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

Young Broadcasting Inc., and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2000*	2001	2002*
Net operating revenue	$249,178,835	$266,788,061	$225,108,219

Operating expenses (a)	56,669,078	70,774,781	76,059,985
Amortization of program license rights	14,054,228	20,176,442	17,573,602
Selling, general and administrative expenses (a)	50,252,628	57,984,084	58,385,198
Depreciation and amortization	35,233,229	46,613,391	23,281,996
Corporate overhead (a)	12,009,885	9,934,111	10,813,473
Restructuring costs	—	—	4,685,320

Operating income	80,959,787	61,305,252	34,308,645

Interest expense, net	(95,652,444)	(112,633,976)	(89,323,002)
Non-cash change in market valuation of swaps	—	(1,477,927)	4,069,187
Loss on extinguishments of debt	—	(12,436,550)	(7,584,635)
Gain on sale of station	15,650,704	—	—
Other (expenses) income, net	(1,012,776)	47,685	(868,060)

	(81,014,516)	(126,500,768)	(93,706,510)

Loss from continuing operations before (expense) benefit for income taxes and cumulative effect of accounting change	(54,729)	(65,195,516)	(59,397,865)
(Provision) benefit from income taxes	(1,500,000)	—	23,759,146

Loss from continuing operations before cumulative effect of accounting change	(1,554,729)	(65,195,516)	(35,638,719)
Income from discontinued operations, net of taxes, including gain on sale of $151.2 million in 2002	15,544,113	1,580,661	155,012,876

Income (loss) before cumulative effect of accounting change	13,989,384	(63,614,855)	119,374,157
Cumulative effect of accounting change, net of taxes of $123.3 million	—	—	(184,904,433)

Net income (loss)	$13,989,384	$(63,614,855)	$(65,530,276)

Basic income (loss) per common share:
Loss from continuing operations before cumulative effect of accounting change	$(0.10)	$(3.59)	$(1.81)
Income from discontinued operations, net	1.02	0.09	7.88
Cumulative effect of accounting change, net	—	—	(9.40)

Net income (loss) per common share-basic	$0.92	$(3.50)	$(3.33)

Diluted income (loss) per common share:
Loss from continuing operations before cumulative effect of accounting change	$(0.10)	$(3.59)	$(1.81)
Income from discontinued operations, net	1.02	0.09	7.88
Cumulative effect of accounting change, net	—	—	(9.40)

Net income (loss) per common share-diluted	$0.92	$(3.50)	$(3.33)

Weighted average shares:
Basic	15,157,243	18,185,945	19,675,883

Diluted	15,157,243	18,185,945	19,675,883

*
Restated

(a)
Excluding Depreciation Expense

See accompanying notes to consolidated financial statements

" Consolidated Statements of Stockholders' Equity'>Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

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

See accompanying notes to consolidated financial statements. Year ended December 31,

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2000*	2001	2002*
Operating activities
Net income (loss)	$13,989,384	$(63,614,855)	$(65,530,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting, net of taxes	—	—	184,904,433
Gain on sale of stations, net of taxes	(15,650,704)	—	(151,185,861)
Provision for deferred tax benefit	—	—	(23,759,146)
Depreciation and amortization of property and equipment	22,718,918	25,262,790	18,051,403
Amortization of program license rights	57,655,218	59,523,235	40,721,985
Amortization of broadcasting licenses, other intangibles and deferred charges	32,512,846	36,505,954	6,217,625
Non-cash compensation paid in Common Stock	1,321,031	1,468,532	1,146,068
Non-cash change in market valuation of swaps	—	(2,410,872)	(4,069,187)
Loss on extinguishment of debt	—	12,436,550	7,584,635
Loss on disposal of fixed assets	174,944	713,421	13,372
Income from escrow deposits	—	—	(1,001,366)
Interests payments from escrow account	—	—	17,765,825
Income tax payments	—	—	(42,500,000)
Payments on programming license liabilities	(53,622,716)	(54,432,840)	(37,511,259)
Decrease in trade accounts receivable	2,429,748	19,554,386	36,229,903
(Increase) decrease in prepaid expenses	(1,219,271)	(1,972,093)	625
Increase (decrease) in trade accounts payable	4,767,416	(7,272,605)	5,913,612
Increase (decrease) in accrued expenses and other liabilities	15,685,541	(779,225)	(14,819,722)

Net cash provided by (used in) operating activities	80,762,355	24,982,378	(21,827,331)

Investing activities
Purchase of KRON-TV	(650,000,000)	—	—
Capital expenditures	(17,213,004)	(10,726,991)	(19,126,352)
Net proceeds from sale of KCAL-TV	—	—	632,167,115
Net proceeds from sale of WKBT-TV	23,983,758	—	—
(Increase) decrease in deposits and other assets	(1,885,777)	(4,041,326)	2,880,895

Net cash (used in) provided by investing activities	(645,115,023)	(14,768,317)	615,921,658

Financing activities
Borrowings from credit facilities	750,914,221	92,232,778	90,870,700
Payments on credit facilities	(124,267,000)	(652,226,895)	(236,523,804)
Deferred station acquisition costs	(13,528,539)	—	—
Deferred debt financing costs	(15,486,111)	(18,912,138)	(942,897)
Repurchase and redemption of notes	—	(254,445,131)	(350,000,000)
Repurchase of Class A and Class C common stock	(29,995,987)	—	—
Proceeds from sale of notes	—	758,411,991	—
Escrow account	—	(41,777,718)	11,765,202
Proceeds from issuance of common stock	—	103,500,000	—
Proceeds from exercise of options	211,675	572,445	3,770
Principal payments under capital lease obligations	(871,726)	(1,208,608)	(797,520)

Net provided by (cash used) financing activities	566,976,533	(13,853,276)	(485,624,549)

Net increase (decrease) in cash	2,623,865	(3,639,215)	108,469,778
Cash and cash equivalents at beginning of year	2,952,144	5,576,009	1,936,794

Cash and cash equivalents at end of year	$5,576,009	$1,936,794	$110,406,572

Supplemental disclosure of cash flow information
Interest paid	$79,976,229	$116,969,414	$104,694,552

Income taxes paid	$1,125,000	$—	$42,500,000

Non-cash investing activities
Common stock issued in connection with purchase of KRON-TV	$87,011,631	$—	$—

*
Restated

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

The consolidated statements of operations have been adjusted to correct the allocation of income taxes among continuing operations, discontinued operations and cumulative effect of accounting change for the year ended December 31, 2002, and to reclassify the gain on the sale of a television station from discontinued operations to continuing operations for the year ended December 31, 2000. The effect on the components of net income (loss) are as follows (dollars in thousands, except per share data):

	Year Ended December 31, 2000		Year Ended December 31, 2002
	As Reported	As Restated	As Reported	As Restated
Loss from continuing operations before (provision) benefit from income taxes and cumulative effect of accounting change	$(15,705)	$(55)	$(59,398)	$(59,398)
(Provision) benefit from income tax	—	(1,500)	119,448	23,759

(Loss) income from continuing operations before cumulative effect of accounting change	(15,705)	(1,555)	60,050	(35,639)
Income from discontinued operations, net of taxes, including gain on sale of station	29,694	15,544	143,134	155,013

Income before cumulative effect of accounting change	13,989	13,989	203,184	119,374
Cumulative effect of accounting change, net	—	—	(268,714)	(184,904)

Net income (loss)	$13,989	$13,989	$(65,530)	$(65,530)

Basic income (loss) per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.04)	$(0.10)	$3.05	$(1.81)
Income from discontinued operations, net	1.96	1.02	7.28	7.88
Cumulative effect of accounting change, net	—	—	(13.66)	(9.40)

Net income (loss) per common share—basic	$0.92	$0.92	$(3.33)	$(3.33)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing goodwill, broadcast licenses and network affiliation agreements. Application of the non-amortization provisions of

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

this new standard resulted in a decrease in amortization expense of approximately $26.2 million for the year ended December 31, 2002. In May 2002, the Company completed its review for impairment of goodwill and certain other intangibles and recognized an impairment loss of $184.9 million, net of tax benefits of approximately $123.3 million, as a cumulative effect of an accounting change. The deferred tax benefit was recorded in the second quarter of 2002, when it became realizable. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California. The Company engaged the services of a consulting firm that specializes in valuations, asset appraisals and related financial services for the communications industry to perform the analysis for impairment. This consulting firm used a discounted cash flow approach, consisting of a study of variables, such as revenue projections, projected operating profit margins, and discount rates, to determine the fair value of the station and its broadcast license. The Company performed its 2002 annual impairment test in the fourth quarter of 2002 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

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

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses, related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual will be finalized in the first half of 2003.

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

8.     Income Taxes

The Company recorded a gain from the sale of KCAL-TV for the year ended December 31, 2002 of $151.2 million, net of a provision for income taxes of $135.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change (See Note 2). In addition, the Company has recorded a deferred tax asset of $6.0 million related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.

The total tax provision/(benefit) recorded for the year ended December 31, 2002 is as follows (in thousands):

	Federal	State	Total
Current	$13,992	$14,413	$28,405
Deferred	(31,402)	(6,048)	(37,450)

Total	$(17,410)	$8,365	$(9,045)

The provision/(benefit) is allocated on the income statement as follows (in thousands):

Benefit from Income Tax on Continuing Operations	$(23,759)
Discontinued Operations:
Expense from Discontinued Operations	2,113
Expense from Gain on Sale of KCAL-TV	135,871
Benefit from Cumulative Effect of Accounting Change	(123,270)

Total	$(9,045)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Significant components of the Company's deferred tax assets/(liabilities) as of December 31, 2001 and December 31, 2002 are as follows:

	12/31/2001	12/31/2002
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$(83,496)	$68,137
Net Operating Loss Carryforwards	121,396	5,384
Stock Option Compensation Accrued	7,033	7,033
Accounts Receivable	751	212
Interest Rate Swap Agreements	3,308	(10,558)
Fixed Assets	2,252	3,740
Other	578	416
Less: Valuation Allowance for Deferred Tax Assets	(83,272)	(68,364)

Net Deferred Tax Asset/(Liability)	$(31,450)	$6,000

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in thousands, except per share amounts)
2002
Net revenue	$46,587	$54,451	$57,879	$66,191	$225,108
Operating (loss) income	(107)	8,461	11,173	14,782	34,309
Net income (loss)	(213,279)	156,451	(8,850)	148	(65,530)
Net income (loss) per common share:
Basic	$(10.86)	$7.96	$(0.45)	$0.01	$(3.33)
Diluted	$(10.86)	$7.84	$(0.45)	$0.01	$(3.31)
2001
Net revenue	$65,118	$74,843	$57,840	$68,987	$266,788
Operating income	13,607	23,932	6,556	17,210	61,305
Net income (loss)	(32,222)	(3,778)	(13,435)	(14,180)	(63,615)
Net income (loss) per common share:
Basic	$(1.94)	$(0.22)	$(0.68)	$(0.72)	$(3.50)
Diluted	$(1.94)	$(0.22)	$(0.68)	$(0.72)	$(3.50)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Bal. at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(3)	Bal. at End of Period
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$1,761,000	583,000	1,000,000(1)		716,000	$2,628,000
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$2,628,000	579,000	—		822,000	$2,385,000
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$2,385,000	698,000	(794,000	)(2)	1,060,000	$1,229,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2002. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2002 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 43 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

(b)    The Company filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

Date of Report	Date Report Filed with SEC	Items Reported
November 7, 2002	November 7, 2002	Item 9. Regulation FD Disclosure
November 7, 2002	November 19, 2002	Item 5. Other Events
Item 7. Exhibits

SIGNATURES

                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: August 22, 2003	By	/s/ James A. Morgan
James A. Morgan Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company and all amendments thereto(14)
3.2	Second Amended and Restated By-laws of the Company(2)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(5)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(5)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(1)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(17)
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(17)
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(15)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(15)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(15)
9.2	Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee(5)
10.1*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(1)
10.2*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald J. Kwasnick(1)
10.3*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(1)
10.4*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(1)
10.5	Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)(2)
10.6	Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and ABC(2)
10.7	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.8	Affiliation Agreement, dated September 21, 1995, between Winnebago Television Corporation and ABC(3)
10.9	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)
10.10	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC(2)
10.11	Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and ABC(2)
10.12	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC(2)
10.13	Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC(3)
10.14	Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(6)
10.15(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(6)
10.15(b)	First Amendment to Lease, dated January 14, 1997(5)
10.15(c)	Second Amendment to Lease, dated May 25, 1999(1)

10.15(d)	Third Amendment to Lease, dated January 14, 2000(1)
10.15(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(1)
10.16(a)	Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent) and First Union National Bank and CIBC World Markets Corp. (as Syndication Agents)(1)
10.17(a)	Second Amended and Restated Credit Agreement, dated as of June 26, 2000, among the Company, the Banks listed on the signature pages thereof, Bankers Trust Company (as Administrative Agent and Issuing Bank) and First Union National Bank and CIBC World Markets Corp. (as Syndication Agents)(1)
10.17(b)	Amendment No. 2, dated as of May 9, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(7)
10.17(c)	Amendment No. 3, dated as of September 27, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(8)
10.17(d)	Amendment No. 4, dated as of November 21, 2001, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(8)
10.17(e)	Amendment No. 5, dated as of April 25, 2002, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(13)
10.17(f)	Amendment No. 6, dated as of May 13, 2002, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(13)
10.17(g)	Waiver and Amendment No. 7, dated as of July 29, 2002, to each of the Amended and Restated Credit Agreement and the Credit Agreement, each dated June 26, 2000, among the Company, the banks and other financial institutions listed on the signature pages thereof, Bankers Trust Company, First Union National Bank and CIBC Markets Corp.(14)
10.18(a)	Amended and Restated Young Broadcasting Inc. 1995 Stock Option Plan(17)
10.18(b)	2001 Employee Stock Purchase Plan(16)
10.18(c)	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz(17)
10.19(a)	Indenture, dated January 1, 1996, among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as Trustee, relating to the January 1996 Notes(9)
10.19(b)	Indenture Supplement No. 7, dated as of November 27, 2001, to the Indenture dated January 1, 1996, by and among the Company, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, as trustee(11)
10.20	Indenture, dated June 15, 1997, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the June 1997 Notes(4)
10.21	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the March 2001 Notes(1)
10.22	Indenture, dated as of December 7, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, as Trustee, relating to the December 2001 Notes(11)
10.23(a)	ISDA Master Agreement, dated June 6, 2000, between Canadian Imperial Bank of Commerce and the Company relating to the June 6, 2000 interest rate swap agreement(1)
10.23(b)	Confirmation dated July 3, 2001, between Canadian Imperial Bank of Commerce and the Company relating to the interest rate swap agreement effective September 4, 2001(17)

10.24(a)	Confirmation dated June 9, 2000, between Deutsche Bank AG and the Company relating to the June 6, 2000 interest rate swap agreement(1)
10.24(b)	Confirmation dated June 27, 2001, between Deutsche Bank AG and the Company relating to the interest rate swap agreement effective June 29, 2001(17)
10.25	Confirmation dated July 3, 2000, between Deutsche Bank AG and the Company relating to the July 3, 2000 interest rate swap agreement(1)
10.26	Asset Purchase Agreement, dated as of November 15, 1999, between The Chronicle Publishing Company and Young Broadcasting Inc.(10)
10.27	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(12)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company(17)
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

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

(17)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

QuickLinks

YOUNG BROADCASTING INC. FORM 10-K Table of Contents
FORWARD LOOKING STATEMENTS
PART I
FEDERAL REGULATION OF TELEVISION BROADCASTING
Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. and Richard Real Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)
  Item 4. Submission of Matters to a Vote of Security-Holders.
  Item 4A. Executive Officers of the Registrant.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .
  Item 6. Selected Financial Data.
Contractual Obligations and Other Commercial Commitments
  Item 8. Financial Statements and Supplementary Data.
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
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS YOUNG BROADCASTING INC.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBITS