Form 10-Q/A
period 2003-03-31
YOUNG BROADCASTING INC /DE/
filed 2003-08-22
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q/A

Amendment No. 1

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

YOUNG BROADCASTING INC.

FORM 10-Q

INTRODUCTORY NOTE

This amendment to Young Broadcasting Inc.’s (the “Company”) Form 10-Q initially filed with the Securities and Exchange Commission on May 12, 2003, is being filed to reflect the restatement of the Company’s statements of operations for the quarter ended March 31, 2002.  Certain items were also reclassified within the consolidated financial statements.

•                 Reallocation-The consolidated statement of operations has been adjusted to correct the allocation of income taxes among continuing operations, discontinued operations and cumulative effect of accounting change for the quarter ended March 31, 2002.  These adjustments impacted net loss for the quarter ended March 31, 2002 because of the reallocation of income tax benefits related to the cumulative effect of accounting change.  The effects on the components of net loss are disclosed in Note 1 to the consolidated financial statements.

•                 Reclassifications-The Company reclassified “non-cash compensation” to selling, general and administrative expenses for all periods presented in the accompanying consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002 *	2003
Net operating revenue	$46,586,552	$47,237,922

Operating expenses (a)	18,614,172	18,506,978
Amortization of program license rights	4,290,033	4,625,396
Selling, general and administrative expenses (a)	14,950,091	15,039,514
Depreciation and amortization	6,111,654	5,995,869
Corporate overhead (a)	2,727,989	3,137,295
Operating loss	(107,387)	(67,130)

Interest (expense), net	(26,809,896)	(16,020,043)
Non-cash change on market valuation of swaps	(4,256,890)	(1,461,006)
Other income (expense), net	(87,231)	(172,753)
	(31,154,017)	(17,653,802)

Loss from continuing operations before cumulative effect of accounting change	(31,261,404)	(17,720,932)

Discontinued operations:
Income from discontinued operations, net of applicable taxes	2,886,254	—
Loss before cumulative effect of accounting change	(28,375,150)	(17,720,932)
Cumulative effect of accounting change, net of taxes	(184,904,433)	—
Net loss	$(213,279,583)	$(17,720,932)

Basic and diluted net loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(1.59)	$(0.90)
Income from discontinued operations, net	0.15	—
Cumulative effect of accounting change, net	(9.42)	—
Net loss per common share	$(10.86)	$(0.90)

Weighted average shares – Basic and dilutive	19,645,921	19,737,156

* Restated

(a) Excluding depreciation expense

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

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002 *	2003
Operating activities
Net loss	$(213,279,583)	$(17,720,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting, net of taxes	184,904,433	—
Depreciation and amortization of property and equipment	4,964,104	4,644,636
Amortization of program license rights	19,740,171	4,625,396
Amortization of broadcasting licenses, other intangibles and deferred charges	1,816,474	1,351,233
Non-cash compensation	377,259	314,017
Non-cash change on market valuation of swap	4,256,890	1,461,006
Loss on sale of fixed assets	12,146	1,159
Income from escrow deposits	(157,755)	(37,475)
Income tax refund, net of estimated payment	—	27,000,000
Payments on programming license liabilities	(16,721,366)	(4,562,571)
Decrease in trade accounts receivable	22,538,953	6,699,799
Increase in prepaid expenses	904,135	465,475
Decrease in trade accounts payable	(1,657,730)	(6,534,124)
Decrease in accrued expenses and other liabilities	(10,142,220)	(9,549,268)
Net cash (used in) provided by operating activities	(2,444,089)	8,158,351

Investing activities
Capital expenditures	(320,503)	(2,509,354)
Increase in deposits and other assets	(3,074,207)	82,951
Net cash used in investing activities	(3,394,710)	(2,426,403)

Financing activities
Principal payments on long-term debt	(10,177,000)	—
Borrowings from working capital facility	15,553,394	—
Deferred acquisition and debt financing costs incurred	(548,219)	(14,514)
Principal payments under capital lease obligations	(293,347)	(164,984)
Proceeds from other financing activities	3,770	3,311
Net cash provided by (used in) financing activities	4,538,598	(176,187)

Net (decrease) increase in cash	(1,300,201)	5,555,761
Cash and cash equivalents at beginning of year	1,936,794	110,406,572
Cash and cash equivalents at March 31	$636,593	$115,962,333

Supplemental disclosure of cash flow information
Interest paid	$34,259,489	$20,095,582
Income tax refund, net of estimated payment	$—	$27,126,151

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

The consolidated statement of operations for the three months ended March 31, 2002 has been adjusted to correct the allocation of income taxes relating to the cumulative effect of accounting change.  The effect on the components of net loss are as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31, 2002
	As Reported	As Restated

Loss before cumulative effect of accounting change	$(28,375)	$(28,375)
Cumulative effect of accounting change, net	(268,714)	(184,904)
Net loss	$(297,089)	$(213,279)

Basic loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(1.59)	$(1.59)

Income from discontinued operations, net	0.15	0.15

Cumulative effect of accounting change, net	(13.68)	(9.42)

Net loss per common share - basic	$(15.12)	$(10.86)

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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2002	2003
Net loss-as reported	$(213,279)	$(17,721)
Deduct total stock-based employee compensation expense determined under fair value based method	(909)	(1,226)
Net loss-pro forma	$(214,188)	$(18,947)
Net loss per basic common share-as reported	$(10.86)	$(0.90)
Net loss per basic common share-pro forma	$(10.90)	$(0.96)

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

Operating expenses and selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $33.5 million for each period. On October 1, 2002, the Company implemented a reorganization plan at KRON-TV, intended to reduce expenses for 2003.  Because of this plan and the Company’s control over operating costs of all of its stations, operating expenses did not increase compared to the prior year period.  Non-cash compensation was $314,000 for the three months ended March 31, 2003, compared to $377,000 for the three months ended March 31, 2002, a decrease of $63,000.

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

As a result of these factors discussed above, the net loss for the Company was $17.7 million for the three months ended March 31, 2003, compared with a net loss of $213.3 million for the three months ended March 31, 2002, a change  of $279.4 million.

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

Income Taxes

The Company files a consolidated federal income tax return and such state and local tax returns as are required. The Company recorded a gain on the sale of KCAL-TV in 2002 of approximately $153.9 million, net of a provision for income taxes of $132.0 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company has recorded a deferred tax asset of $6.0 million and $2.0 million as of December 31, 2002 and March 31, 2003, respectively, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.  The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"), effective for fiscal years beginning after June 15, 2002.  This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets.  FAS 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset.  That cost is then depreciated over the remaining life of the underlying long-lived asset.  The provisions of FAS No. 143 became effective for the Company during the first quarter of 2003.  The Company has assessed the impact of this new standard and determined that the adoption of FAS No. 143 did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities (“Statement 146”), effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("Statement 149"), effective for contracts entered into or modified after June 30, 2003.  The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("Statement 150"), effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded).  Early adoption of Statement 150 is not permitted.  The Company's adoption of this new standard is not expected to have a material impact on the results of operating and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 become effective for the Company during the third quarter of 2003.  For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change.  The Company has not completed its review regarding FIN 46, however the Company's adoption of this interpretation is not expected to have a material impact on the results of operating and financial position.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description
11	Statement Re Computation of Per Share Earnings.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(b)  Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the first quarter of the year ending December 31, 2003.

Date of Report	Date Report Filed with SEC	Items Reported
March 19, 2003	March 19, 2003	Item 9-Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 22, 2003	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and Chief Financial Officer
(principal financial officer)