Form 10-Q
period 2003-09-30
YOUNG BROADCASTING INC /DE/
filed 2003-11-12
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003	Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Number of shares of Common Stock outstanding as of November 5, 2003: 17,680,022 shares of Class A Common Stock, and 2,141,049 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2002	September 30, 2003
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,406,572	$98,315,094
Trade accounts receivable, less allowance for doubtful accounts of $1,229,000 in 2002 and $1,594,000 in 2003	41,867,871	37,966,869
Income taxes receivable	28,787,381	5,382,525
Escrow account – current	13,248,057	6,668,098
Current portion of program license rights	12,910,034	23,155,460
Prepaid expenses	3,445,842	3,777,613
Total current assets	210,665,757	175,265,659

Property and equipment, less accumulated depreciation and amortization of $157,356,664 in 2002 and $170,139,852 in 2003	90,509,977	85,626,116
Program license rights, excluding current portion	1,129,042	606,176
Deposits and other assets	14,035,792	16,727,870
Deferred tax asset	6,000,000	—
Goodwill	25,543,772	25,543,772
Unamortized intangible assets	512,427,167	512,427,167
Amortized intangible assets, net	22,992,256	20,500,199
Deferred charges, net	9,280,535	7,787,329
Total Assets	$892,584,298	$844,484,288

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,278,888	$10,813,721
Accrued interest	15,359,910	11,664,005
Accrued income tax liability	699,439	153,564
Accrued expenses	20,912,536	12,712,617
Current installments of program license liability	12,300,554	19,271,941
Current installments of obligations under capital leases	549,751	896,533
Total current liabilities	65,101,078	55,512,381
Program license liability, excluding current installments	1,596,676	1,040,702
Long-term debt	725,000,000	725,000,000
Deferred taxes and other liabilities	20,984,542	13,849,691
Obligations under capital leases, excluding current installments	1,492,346	647,415
Total liabilities	814,174,642	796,050,189
Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,505,878 shares at 2002 and 17,664,188 shares at 2003	17,506	17,664
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,211,666 shares at 2002 and 2,142,949 at 2003	2,212	2,143
Additional paid-in capital	376,234,121	377,473,962
Accumulated other comprehensive loss	(2,474,597)	—
Accumulated deficit	(295,369,586)	(329,059,670)
Total stockholders’ equity	78,409,656	48,434,099
Total liabilities and stockholders’ equity	$892,584,298	$844,484,288

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended, September 30,
	Restated		Restated
	2002	2003	2002	2003
Net operating revenue	$57,879,844	$51,378,480	$158,917,284	$152,555,431

Operating expenses, excluding depreciation expense	19,509,537	19,421,942	56,572,853	56,781,149
Amortization of program license rights	4,365,237	4,521,582	12,783,868	13,475,630
Selling, general and administrative expenses, excluding depreciation expense	14,408,974	14,109,955	43,841,659	43,940,557
Depreciation and amortization	5,795,947	5,910,643	17,813,713	17,759,786
Corporate overhead, excluding depreciation expense	2,626,846	3,153,515	8,378,172	9,581,186
Operating income	11,173,303	4,260,843	19,527,019	11,017,123

Interest expense, net	(21,880,294)	(15,956,243)	(73,392,355)	(47,874,065)
Non-cash change on market valuation of swaps	4,594,612	(3,176,678)	4,305,039	(2,444,231)
Loss on extinguishment of debt	(4,698,470)	—	(9,391,095)	—
Other (expense) income, net	(179,304)	(43,189)	(437,501)	(174,390)
	(22,163,456)	(19,176,110)	(78,915,912)	(50,492,686)

Loss from continuing operations before benefit from income tax and cumulative effect of accounting change	(10,990,153)	(14,915,267)	(59,388,893)	(39,475,563)
Benefit from income tax	4,396,061	3,595,144	23,755,557	3,595,144
Loss from continuing operations before cumulative effect of accounting change	(6,594,092)	(11,320,123)	(35,633,336)	(35,880,419)

(Loss) income from discontinued operations, net of taxes, including gain on sale of station of $153.9 million in 2002 and $2.2 million in 2003	(2,255,493)	—	154,859,928	2,190,335
Net income (loss) before cumulative effect of accounting change	(8,849,585)	(11,320,123)	119,226,592	(33,690,084)
Cumulative effect of accounting change, net of taxes of $123.3 million	—	—	(184,904,433)	—
Net loss	$(8,849,585)	$(11,320,123)	$(65,677,841)	$(33,690,084)

Basic and diluted net loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(0.34)	$(0.57)	$(1.81)	$(1.81)
(Loss) income from discontinued operations, net	(0.11)	—	7.87	0.11
Cumulative effect of accounting change, net	—	—	(9.40)	—
Net loss per common share-basic	$(0.45)	$(0.57)	$(3.34)	$(1.70)

Weighted average shares – Basic and dilutive	19,684,304	19,803,188	19,664,263	19,771,377

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Comprehensive Loss	Total Stockholders’ Equity
	Class A	Class B
Balance at December 31, 2002	$17,506	$2,212	$376,234,121	$(295,369,586)	$(2,474,597)		$78,409,656

Contribution of shares into Company’s defined contribution plan	57		828,900				828,957

Conversion of Class B Common Stock to Class A Common Stock	69	(69)

Exercise of stock options	14		181,708				181,722

Other			3,311				3,311

Employee stock purchase plan	18		225,922				225,940

Net loss for the nine months ended September 30, 2003				(33,690,084)		$(33,690,084)	(33,690,084)

Comprehensive Loss
Realized expense on interest rate swap					2,474,597	2,474,597	2,474,597

Total						$(31,215,487)

Balance at September 30, 2003	$17,664	$2,143	377,473,962	$(329,059,670)	$—	$—	$48,434,099

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	Restated
	2002	2003
Operating activities
Net loss	$(65,677,841)	$(33,690,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting, net of taxes	184,904,433	—
Gain on sale of KCAL-TV	(151,308,428)	(2,190,335)
Benefit from income tax	(23,755,557)	(3,595,144)
Depreciation and amortization of property and equipment	14,028,000	13,744,554
Amortization of program license rights	32,839,551	13,475,630
Amortization intangibles assets and deferred charges	4,772,745	4,015,232
Non-cash compensation	920,451	876,168
Non-cash change on market valuation of swap	(4,305,039)	2,444,231
Loss on extinguishment of debt	9,391,095	—
Loss on sale of fixed assets	17,920	7,946
Income from escrow deposits	(963,976)	(87,866)
Income tax (payments) refund, net	(40,000,000)	27,000,000
Interest payments from escrow account	11,098,000	6,667,825
Payments on programming license liabilities	(29,446,456)	(13,789,943)
Decrease in trade accounts receivable	38,074,566	4,072,264
(Increase) in prepaid expenses	(7,372,424)	(331,771)
Increase (decrease) in trade accounts payable	1,064,275	(7,512,382)
Decrease in accrued expenses and other liabilities	(6,332,337)	(11,548,732)
Net cash used in operating activities	(32,051,022)	(442,407)

Investing activities
Proceeds from sale of KCAL-TV	632,167,115	—
Capital expenditures	(7,335,994)	(8,613,908)
Increase in deposits and other assets	(1,822,339)	(2,722,047)
Net cash provided by (used in) investing activities	623,008,782	(11,335,955)

Financing activities
Principal payments on long-term debt	(236,523,804)	—
Borrowings from working capital facility	90,870,700	—
Redemption of senior notes	(93,110,000)	—
Redemption of subordinated notes	(256,890,000)
Deferred acquisition and debt financing costs incurred	(606,001)	—
Principal payments under capital lease obligations	(641,319)	(498,149)
Proceeds from exercise of Common Stock options	3,770	181,722
Proceeds from other financing activities	—	3,311
Net cash used in financing activities	(496,896,654)	(313,116)

Net increase (decrease) in cash	94,061,106	(12,091,478)
Cash and cash equivalents at beginning of year	1,936,794	110,406,572
Cash and cash equivalents at September 30	$95,997,900	$98,315,094

Supplemental disclosure of cash flow information
Interest paid	$91,742,707	$52,842,367
Income tax refund, net of payments	$(40,000,000)	$26,809,998

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

The consolidated statements of operations for the three and nine months ended September 30, 2002 has been adjusted to correct the allocation of income taxes among continuing operations, discontinued operations and cumulative effect of accounting change. The effect on the components of net income (loss) are as follows (dollars in thousands):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As Reported	As Restated	As Reported	As Restated
Loss from continuing operations before benefit from income tax and cumulative effect of accounting change	$(10,990)	$(10,990)	$(59,389)	$(59,389)

(Provision) benefit from income tax	(2,702)	4,396	119,320	23,756

(Loss) income from continuing operations before cumulative effect of accounting change	(13,692)	(6,594)	59,931	(35,633)

Income (loss) from discontinued operations, net of taxes, including gain on sale of station	4,842	(2,256)	143,105	154,859

(Loss) income before cumulative effect of accounting change	(8,850)	(8,850)	203,036	119,226

Cumulative effect of accounting change, net	—	—	(268,714)	(184,904)
Net loss	$(8,850)	$(8,850)	$(65,678)	$(65,678)

Basic net loss per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.70)	$(0.34)	$3.05	$(1.81)

Income (loss) from discontinued operations, net	0.25	(0.11)	7.28	7.87

Cumulative effect of accounting change, net	—	—	(13.67)	(9.40)
Net loss per common share-basic	$(0.45)	$(0.45)	$(3.34)	$(3.34)

Certain balances in the prior quarters have been reclassified to conform to the presentation adopted in the current quarter.

2.  Sale of KCAL-TV

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. The operating results of KCAL-TV are not included in the Company’s consolidated results from continuing operations for the nine months ended September 30, 2002.

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated		Restated
(dollars in thousands, except per share data)	2002	2003	2002	2003
Net loss-as reported	$(8,850)	$(11,320)	$(65,678)	$(33,690)
Deduct total stock-based employee compensation expense determined under fair value based method	(833)	(1,273)	(2,155)	(3,724)
Net loss-pro forma	$(9,683)	$(12,593)	$(67,833)	$(37,414)
Net loss per basic common share-as reported	$(0.45)	$(0.57)	$(3.34)	$(1.70)
Net loss per basic common share-pro forma	$(0.49)	$(0.64)	$(3.45)	$(1.89)

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

The following table sets forth the additional disclosures related to goodwill and intangible assets required under Statement 142:

	As of December 31, 2002			As of September 30, 2003
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Broadcast licenses	$455,926	—	$455,926	$455,926	—	$455,926
Network Affiliations	$56,501	—	$56,501	$56,501	—	$56,501

Amortized intangible assets:
Other intangible assets	$28,899	$(5,907)	$22,992	$28,899	$(8,399)	$20,500

Aggregate amortization expense for the nine months ended September 30, 2002 and 2003 was $4.8 million and $4.0 million, respectively.

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

5. Income Taxes

During 2002, the Company was able to realize a tax benefit from the utilization of the loss from operations, tax loss carryforwards, and the cumulative effect of the accounting change. The Company has recorded a deferred tax asset of $6.0 million at December 31, 2002, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.

The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

6.   Legal Proceedings

On July 31, 2002, Plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. (“WRIC-TV”) and Richard Real a complaint alleging that Defendants defamed Plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. In October 2003 a settlement agreement was entered into between Young Broadcasting of Richmond, Inc. and Julian Graham Chevrolet for a monetary sum significantly less than the Plaintiff’s original claim, all of which is covered under the Company’s insurance policy.

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

Recent Developments

Digital Upgrades.  As of October 31, 2003, all of the Company’s television stations were capable of digital television broadcasts except for WTEN-TV (Albany). Because this station is awaiting a resolution between the FCC and the Canadian government relating to overlaps, an extension is not required.

Critical Accounting Policies

The Company’s critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At September 30, 2003, the Company had $85.6 million in net property and equipment, $25.5 million of goodwill, $455.9 million of broadcast licenses, $56.5 million of network affiliations and $20.5 million of other amortizable intangibles.  The Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new accounting standard in January 2002, recognized an impairment loss related to KRON-TV’s broadcast license of $184.9 million and recorded it as a cumulative effect of an accounting change, net of tax benefits of approximately $123.3 million. The Company performs its annual impairment test in the fourth quarter of each year. The 2002 annual impairment test did not result in any additional charges. Due to the uncertain economic climate, management cannot determine with any certainty if an additional impairment of KRON-TV’s broadcast license may occur. If an impairment loss is required, it will be recorded as a charge to continuing operations.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002 Amount	%	2003 Amount	%	2002 Amount	%	2003 Amount	%
	(dollars in thousands)
Revenues
Local	$31,775	47.8	$33,901	57.0	$94,474	51.8	$100,572	57.0
National	20,977	31.5	19,908	33.5	59,331	32.5	61,612	34.9
Network	2,659	4.0	2,516	4.2	8,606	4.7	7,595	4.3
Political	8,932	13.4	2,188	3.7	15,241	8.4	3,039	1.7
Production/Other	2,170	3.3	985	1.6	4,861	2.6	3,728	2.1
Total	66,513	100.0	59,498	100.0	182,513	100.0	176,546	100.0

Commissions	(8,633)	(13.0)	(8,120)	(13.6)	(23,596)	(12.9)	(23,991)	(13.6)

Net Revenue	$57,880	87.0	$51,378	86.4	$158,917	87.1	$152,555	86.4

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The results from continuing operations for the three months ended September 30, 2002 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Net revenue for the three months ended September 30, 2003 was $51.4 million, a decrease of $6.5 million, or 11.2%, compared to $57.9 million for the three months ended September 30, 2002. Political revenue for the three months ended September 30, 2003 was $2.2 million, a decrease of $6.7 million, or 75.3%, compared to $8.9 million for the three months ended September 30, 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections. Although for the three months ended September 30, 2003 net revenue decreased compared to the prior year period, the Company’s gross local revenue increased 6.7%, while gross national revenue decreased 5.2%. The Company’s station in Green Bay had a reduction in its gross revenue of approximately $1.2 million in the third quarter of 2003 compared to the same period in 2002, because the station no longer broadcasts the Packers pre-game show. Network compensation for the three months ended September 30, 2003 was $2.5 million, a decrease of $143,000, or 5.4%, compared to $2.6 million for the three months ended September 30, 2002.  The decrease in network compensation was the result of amendments to the network affiliation agreement between the Company and the ABC network.  These amendments reduce the amount of compensation paid by ABC to our ABC network affiliates but gives the stations more advertising spots within network programming.

Operating expenses and selling, general and administrative expenses for the three months ended September 30, 2003 was $33.5 million, a decrease of $387,000, or 1.1%, compared to $33.9 million for the three months ended September 30, 2002. Approximately $454,000 of this decrease was due to a reduction in production costs at the Company’s station in Green Bay, which no longer broadcasts the Packers pre-game show.  The Company did have increased expenses from higher health insurance and property and casualty insurance costs, and various other expenses. On October 1, 2002, the Company implemented a reorganization plan at KRON-TV, intended to reduce expenses for 2003.  This plan and the Company’s control over the operating costs of all of its stations allowed the net increase in expenses to be kept to a minimum. Included in the selling, general and administrative expenses is non-cash compensation of $273,000 and $239,000 for the three months ended September 30, 2003 and 2002, respectively.  All of this non-cash compensation relates to the Company’s contribution of common stock to its 401(k) plan.

Amortization of program license rights for the three months ended September 30, 2003 was $4.5 million, compared to $4.4 million for the three months ended September 30, 2002, an increase of $156,000, or 3.6%. All of this increase was the result of the purchase of the broadcast rights to the Oprah show at several of the Company’s stations and increased renewal costs relating to several other syndicated programs.

Depreciation of property and equipment and amortization of intangible assets for the three months ended September 30, 2003 was $5.9 million, an increase of $115,000, or 2.0%, compared to $5.8 million for the three months ended September 30, 2002.

Corporate overhead for the three months ended September 30, 2003 was $3.1 million, compared to $2.6 million for the comparable period in 2002, an increase of $527,000 or 20.1%. This increase was a result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions, as well as increased legal and professional fees relating to the Company’s review of and compliance with corporate governance legislation.

Interest expense for the three months ended September 30, 2003 was $16.0 million, compared to $21.9 million for the same period in 2002, a decrease of $5.9 million, or 26.9%.  The decrease was primarily attributable to lower debt levels resulting from the Company’s repayment in 2002 of all of its outstanding indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers completed in September 2002, as well as from reductions in effective interest rates relating to the Company’s borrowings under LIBOR and prime.  The Company received payments on its interest rate swaps of $692,000 and $368,000 for the three months ended September 30, 2003 and 2002, which are recorded as a reduction of interest expense.

The Company recorded $3.2 million of non-cash expense during the three months ended September 30, 2003 and $4.6 million of non-cash income during the three months ended September 30, 2002, related to changes in market valuation of its swaps. The Company recorded $1.7 million for the three months ended September 30, 2002 relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001; and a mark-to-market non-cash change in fair value of approximately $3.2 million and $6.3 million for the three months ended September 30, 2003 and 2002, respectively, for its current outstanding fair value hedges.

The Company recorded a loss on extinguishment of debt of $4.7 million in the third quarter of 2002 relating to the purchase of senior notes and senior subordinated notes pursuant to the par offers (see “Liquidity and Capital Resources”).

As a result of the factors discussed above, the net loss for the Company was $11.3 million for the three months ended September 30, 2003, compared with a net loss of $8.8 million for the three months ended September 30, 2002, a change of $2.5 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The results from continuing operations for the nine months ended September 30, 2002 do not include the results of operations for KCAL-TV. These results are reflected as discontinued operations.

Net revenue for the nine months ended September 30, 2003 was $152.6 million, a decrease of $6.3 million, or 4.0%, compared to $158.9 million for the nine months ended September 30, 2002. The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003.  The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Despite the pre-emptions and cancellations in the nine months ended September 30, 2003, the Company’s gross local and national revenues increased 6.5% and 3.8%, respectively, compared to the nine months ended September 30, 2002. The  Company’s station in Green Bay had a reduction in its gross revenue of approximately $1.2 million in the nine months ended September 30, 2003 compared to the same period in 2002 because the station no longer broadcasts the Packers pre-game show. Network compensation for the nine months ended September 30, 2003 was $7.6 million, a decrease of $1.0 million, or 11.6%, compared to $8.6 million for the nine months ended September 30, 2002.  A portion of the decrease in network compensation was the result of the pre-emption of scheduled programming as a result of the network coverage of the war in Iraq. The remaining decrease in network compensation was the result of a new network affiliation agreement entered into by the Company with the ABC network.  The new compensation agreement reduces the amount of compensation paid by ABC to our ABC network affiliates but gives the stations more advertising spots within network programming. Political revenue for the nine months ended September 30, 2003 was $3.0 million, a decrease of $12.2 million. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections.

Operating expenses and selling, general and administrative expenses for the nine months ended September 30, 2003 was $100.7 million, an increase of $307,000, or 0.3%, compared to $100.4 million for the nine months ended September 30, 2002. Because the station in Green Bay did not broadcast the Packers pre-game show, the station had a reduction in production costs of approximately $454,000. The Company did have increased expenses from higher health insurance and property and casualty insurance costs, and various other expenses. On October 1, 2002, the Company implemented a reorganization plan at KRON-TV, intended to reduce expenses for 2003.  This plan and the Company’s control over the operating costs of all of its stations allowed the net increase in expenses to be kept to a minimum. Included in the selling, general and administrative expenses is non-cash compensation of $876,000 and $920,000 for the nine months ended September 30, 2003 and 2002, respectively.  All of this non-cash compensation relates to the Company’s contribution of common stock to its 401(k) plan.

Amortization of program license rights for the nine months ended September 30, 2003 was $13.5 million, compared to $12.8 million for the nine months ended September 30, 2002, an increase of $692,000, or 5.4%. All of this increase was the result of the purchase of the broadcast rights to the Oprah show at several of the Company’s stations and increased renewal costs relating to several other syndicated programs.

Depreciation of property and equipment and amortization of intangible assets was $17.8 million for the nine months ended September 30, 2003 and 2002.

Corporate overhead for the nine months ended September 30, 2003 was $9.6 million, compared to $8.4 million for the comparable period in 2002, an increase of $1.2 million or 14.3%. This increase was a result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions in May 2003, as well as increased legal and professional fees relating to the Company’s review of and compliance with corporate governance legislation.

Interest expense for the nine months ended September 30, 2003 was $47.9 million, compared to $73.4 million for the same period in 2002, a decrease of $25.5 million, or 34.7%.  The decrease was primarily attributable to lower debt levels resulting from the Company’s repayment in 2002 of all of its outstanding indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers completed in September 2002, as well as from reductions in effective interest rates relating to the Company borrowings under LIBOR and prime.  The Company received payments on its interest rate swaps of $1.9 million and $1.1 million for the nine months ended September 30, 2003 and 2002, which are recorded as a reduction of interest expense.

The Company recorded $2.4 million of non-cash expense during the nine months ended September 30, 2003 and $4.3 million of non-cash income during the nine months ended September 30, 2002, related to changes in the market valuation of its swaps. The Company recorded $2.5 million and $6.2 million for the nine months ended September 30, 2003 and 2002, respectively, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001; and a mark-to-market non-cash change in fair value of approximately $30,000 and $10.5 million for the nine months ended September 30, 2003 and 2002, respectively, for its current outstanding fair value hedges.

The Company recorded a loss on extinguishment of debt of $9.4 million for the nine months ended September 30, 2002 relating to the permanent repayment of the term loan facilities under the Company’s senior credit facilities and the purchase of the senior notes and senior subordinated notes pursuant to the par offers (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of approximately $2.2 million and  $153.9 million, net of a provision for income taxes, for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded income from discontinued operations, net of applicable taxes related to KCAL-TV, of $1.0 million for the nine months ended September 30, 2002.

Effective January 1, 2002, the Company recorded a cumulative effect of accounting change of $184.9 million net, net of tax benefits of approximately $123.3 million, relating to the adoption of Statement 142.

As a result of the factors discussed above, the net loss for the Company was $33.7 million for the nine months ended September 30, 2003, compared with a net loss of $65.7 million for the nine months ended September 30, 2002, a change of $32.0 million.

Liquidity and Capital Resources

Cash used in operations for the nine months ended September 30, 2003 was $442,000 compared to $32.1 million for the nine months ended September 30, 2002.  The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003.  The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Political revenue decreased $12.2 million for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections.  Trade accounts payable decreased $7.5 million for the nine months ended September 30, 2003, compared to an increase for the nine months ended September 30, 2002 of $1.1 million.  At December 31, 2002 the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2003. The lower debt levels and reduced effective interest rates relating to the Company’s borrowings in 2002 contributed to a decrease in accrued expenses of $11.5 million for the nine months ended September 30, 2003 compared to a decrease of $6.3 million for the nine months ended September 30, 2002. As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual were finalized in the second quarter of 2003. At December 31, 2002, the Company recorded an income tax receivable of $28.8 million, of which $28.0 million was received in the first quarter of 2003. On March 15, 2003, the Company paid $1.0 million in estimated income tax. Accounts receivable decreased by $4.1 million for the nine months ended September 30, 2003, compared to a decrease in accounts receivable of $38.1 million for the nine months ended September 30, 2002.  The decline of advertising revenue in the San Francisco market during 2002, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings which negatively affected the revenues at KRON-TV, as well as the sale of KCAL-TV on May 15, 2002, combined to cause accounts receivable to decrease sharply for the nine months ended September 30, 2002.

The performance of KRON-TV has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market.  While revenues in the first nine months of 2003 at KRON-TV were stronger than those in the same period last year, the continuing uncertain economic climate makes the outlook unclear.

Cash used in investing activities for the nine months ended September 30, 2003 was $11.3 million, compared to cash provided by investing activities of $623.0 million for the nine months ended September 30, 2002. During 2002 and 2003, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. The timing of these projects has been constrained by regulatory approvals, equipment availability, construction crew availability and weather conditions. Deposits for the Company increased $2.7 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in deposits in 2003 was from additions to construction-in-progress for the digital conversion and a new accounting system currently being implemented by the Company. Construction-in-progress balances at September 30, 2003 and December 31, 2002 were $9.6 million and $8.1 million, respectively. The Company estimates that, by the end of the fourth quarter of 2003, $9.0 million of capital expenditures, which are currently categorized as construction-in-progress, will be placed in service and recorded as an addition to capital expenditures. For 2003, $8.6 million of capital expenditures have been placed in service, however, since approximately $4.5 million of the capital expenditures were paid for in 2002, the cash payments in 2003 relating to capital expenditures were approximately $4.1 million.

Cash used in financing activities was $313,000 and $496.9 million for the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2002, the Company used approximately $225.3 million of the net proceeds from the sale of KCAL-TV to repay in full all indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, of approximately $350.0 million were used in the third quarter of 2002 to repay outstanding indebtedness under the Company’s Senior Notes and Senior Subordinated Notes.  The Company made payments under capital lease obligation of $498,000 and $641,000 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of $143,000 or 22.3%.  All of this decrease was the result the elimination of several capital lease obligations in 2002 for KCAL-TV.

As of September 30, 2003, the Company had $98.3 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the terms of the Company’s indentures.

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

The Senior Credit Facility requires the Company to apply on April 30 of each year 50% to 75% (depending upon the level of the Company’s debt to operating cash flow ratio at the end of such year) of its “Excess Cash Flow” for the preceding completed fiscal year, beginning with Fiscal Year 2001, to reduce indebtedness outstanding under the Senior Credit Facility in proportion to the outstanding principal amount of such advances. The Senior Credit Facility also contains a number of customary covenants including, among others, limitations on investments and advances, mergers and sales of assets, liens on assets, affiliate transactions and changes in business. As of December 31, 2002, there was no debt outstanding under the Senior Credit Facility and thus no calculation of “Excess Cash Flow” was required for 2002.

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

Concurrent with the closing of the Senior Notes, the Senior Notes indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four interest payments on the Senior Notes (the “Escrow Account”). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years.  As of September 30, 2003 there was $6.7 million remaining in the Escrow Account, which amount will be used to fund the interest payment due on the Senior Notes on December 15, 2003. After payment of interest due on December 15, 2003, the Escrow Account will be terminated.

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

Debt amounts outstanding at September 30, 2003 were as follows (dollars in thousands):

	9/30/03	Annualized Interest Amounts(1)
Senior Credit Facility	$—	$—
8½% Senior Notes due 2008	156,890	13,336
9% Senior Subordinated Notes due 2006	86,081	7,747
8¾% Senior Subordinated Notes due 2007	137,730	12,051
10% Senior Subordinated Notes due 2011	344,299	34,430
Total Debt (excluding capital leases)	$725,000	$67,564

(1) The annualized interest amounts are calculations of the outstanding principal amounts at 9/30/03 multiplied by the interest rates of the related notes.

The Company’s total debt at September 30, 2003 was approximately $726.5 million, consisting of $568.1 million of Senior Subordinated Notes, $156.9 million of Senior Notes and $1.5 million of capital leases. In addition, at September 30, 2003, the Company had an additional $100.0 million of unused available borrowings under the revolving credit portion of the Senior Credit Facility; provided, however, pursuant to Waiver and Amendment No. 7 to the Senior Credit Facility, the Company is limited to $10.0 million of borrowings under the revolving facility until such time as the Company is in compliance with all applicable financial ratios (without giving effect to the waivers).

On June 27, 2001, the Company entered into interest rate swaps agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap’s effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential received was recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded $2.5 million and $6.2 million for the nine months ended September 30, 2003 and 2002, respectively, relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded a mark-to-market change in fair value of $30,000 and $10.5 million for the nine months ended September 30, 2003 and 2002, respectively, for its current outstanding hedges.

The Company anticipates that it will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

The Company files a consolidated federal income tax return and such state and local tax returns as are required. During the second quarter of 2002, the Company recorded a gain on the sale of KCAL-TV of $153.9 million, net of a provision for income taxes of $132.0 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002, tax loss carryforwards, and the cumulative effect of an accounting change. In addition, the Company recorded a deferred tax asset of $6.0 million as of December 31, 2002, related to existing temporary differences that are expected to generate future tax losses that can be carried back to 2002.  The Company recorded an income tax receivable at December 31, 2002 of $28.8 million, of which $28.0 million was received in the first quarter of 2003.

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

The following table summarizes separately the Company’s material obligations and commitments at September 30, 2003 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund the current obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
			(dollars in thousands)
Long-Term Debt (principal only)	$725,000	$—	$86,081	$294,620	$344,299
Capital Lease Obligations	1,544	897	647	—	—
Operating Leases	7,898	1,951	3,444	965	1,538
Unconditional Purchase Obligations(1)	20,313	19,272	1,041	—	—
Other Long-Term Obligations (2)	61,136	7,037	32,237	17,461	4,401
Total Contractual Cash Obligations	$815,891	$29,157	$123,450	$313,046	$350,238

(1) Unpaid program license liability reflected on the September 30, 2003 balance sheet.

(2) Obligations for programming that has been contracted for, but not recorded on the September 30, 2003 Balance Sheet because the programs were not currently available for airing.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“Statement 149”), effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003.  The Company’s adoption of this new standard did not have a material impact on the results of operating and financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”), effective immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  Application to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle (application by retroactive restatement is precluded).  Early adoption of Statement 150 is not permitted.  The Company’s adoption of this new standard did not have a material impact on the results of operating and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued a Staff Position which defers the effective date of FIN 46 until December 31, 2003 for variable interest entities that existed prior to February 1, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 become effective for the Company during the third quarter of 2003.  For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change. The Company is currently in the process of analyzing the impact of FIN 46, however, management does not believe that the new standard will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of September 30, 2003, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, the Company is exposed to potential losses related to changes in interest rates.

The Company’s Senior Notes of approximately $156.9 million outstanding as of September 30, 2003 are general unsecured obligations of the Company. The Senior Notes have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $13.3 million.

The Company’s Senior Subordinated Notes of approximately $568.1 million outstanding as of September 30, 2003 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2006. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $54.2 million.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Julian Graham & Julian Graham Chevrolet, Inc. v. Young Broadcasting Inc.,
Young Broadcasting of Richmond, Inc. and Richard Real
Case No. LP 1723-1 (Circuit Court, City of Richmond, Virginia)

On July 31, 2002, Plaintiffs served upon Young Broadcasting Inc., Young Broadcasting of Richmond, Inc. (“WRIC-TV”) and Richard Real a complaint alleging that Defendants defamed Plaintiffs in a news story concerning Julian Graham Chevrolet that aired in April and May of 2002. In October 2003 a settlement agreement was entered into between the Young Broadcasting of Richmond, Inc. and Julian Graham Chevrolet for a monetary sum significantly less than the Plaintiff’s original claim, all of which is covered under the Company’s insurance policy.

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

b)  Reports on Form 8-K.

During the quarter ended September 30, 2003, the Company filed or furnished the following current reports on Form 8-K with the Securities & Exchange Commission:

Current report on Form 8-K, dated August 12, 2003, was furnished on August 12, 2003. The item reported was:

•                  Item 12 – Regulation FD Disclosure, which reported the issuance of a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

Current report on Form 8-K, dated August 15, 2003, was furnished on August 15, 2003. The item reported was:

•                  Item 12 – Regulation FD Disclosure, which reported the issuance of a comparison of revised tax accounting presentations for 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	November 12, 2003	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date:	November 12, 2003	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and Chief Financial Officer (principal financial officer)