Form 10-K
period 2003-12-31
YOUNG BROADCASTING INC /DE/
filed 2004-03-15
CIK 929144

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 Commission file number: 0-25042

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

Yes     X            No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer. Yes     X            No

        The aggregate market value of the stock of registrant held by non-affiliates of the registrant as of June 30, 2003 was approximately $417,009,387.

        Number of shares of Common Stock outstanding as of February 26, 2004: 17,736,962 shares of Class A Common Stock and 2,110,164 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Portions of Registrant's Proxy Statement relating to the 2004 Annual Meeting of Stockholders	Part III

YOUNG BROADCASTING INC.

FORM 10-K

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

PART I

Item 1. Business.

        All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2003, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the "Subsidiaries").

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

Recent Developments

        Restatement of Financial Results.    On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003, and recorded additional amortization expense of $2.9 million and $2.2 million on these intangible assets in 2002 and 2003, respectively (See Notes 1 and 11 to consolidated financial statements).

        Third Amended and Restated Credit Facility.    On December 22, 2003, the Company amended and restated its senior credit facility (as amended, the "Senior Credit Facility"). The Senior Credit Facility provides for borrowings up to an aggregate of $20.0 million in the form of a revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility matures in June 2008.

        Senior Notes.    On December 23, 2003, the Company completed a private offering of $90.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes Add-On"). The Senior Notes Add-On were sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $94.1 million to redeem all of the Company's 9% senior subordinated notes due 2006, plus accrued interest (see Liquidity and Capital Resources).

        Senior Subordinated Notes.    On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8 3/4% Senior Subordinated Notes due 2014 (the "December 2003 Notes"). On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of the Company's 8 3/4% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest (See Liquidity and Capital Resources).

        Digital Upgrades.    The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology. As of March 8, 2004, the FCC has not granted the digital construction permit application for WTEN-TV (Albany) because the FCC and the Canadian government have to resolve certain interference issues. However, it is expected that temporary reduced power operation for WTEN's digital station will be authorized in the near future.

Operating Strategy

        The Company's operating strategy focuses on increasing the revenue of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

        Targeted Marketing.    The Company seeks to increase its revenue by expanding existing relationships with local and national advertisers and attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company's success in increasing local advertising revenue is dependent upon, in part, the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of systems of performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the Company's other stations.

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

        Programming.    The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, management balances the cost of available syndicated programs; their potential to increase advertising revenue and the risk of reduced popularity during the term of the program contract. The Company seeks to purchase programs with contractual periods that permit programming flexibility and which complement a station's overall programming strategy and counter competitive programming. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

        Cost Controls.    Each station emphasizes strict control of its programming and operating costs as an essential factor in increasing its operating income. The Company relies primarily on its in-house production capabilities and seeks to minimize its use of outside firms and consultants. The Company's size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its overhead costs by utilizing the group benefits provided by the

Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenue through efficient use of its available resources.

Acquisition Strategy

        The Company believes that its ability to manage costs effectively while enhancing the quality provided to station viewers gives the Company an important advantage in acquiring and operating new stations. In assessing acquisitions, the Company targets stations for which it has identified line item expense reductions that can be implemented upon acquisition. The Company emphasizes strict controls over operating expenses as it expands a station's revenue base with the goal of improving a station's operating income. Typical cost savings arise from reducing staffing levels, substituting more cost-effective employee benefit programs, reducing dependence on outside consultants and research firms and reducing travel and other non-essential expenses. The Company also develops specific proposals for revenue enhancement utilizing management's significant experience in local and national advertising.

        The Company is regularly presented with opportunities to acquire television stations, which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations. While the Company plans to pursue favorable acquisition opportunities as they become available, its ability to incur debt to finance acquisitions is currently limited by the terms of the Senior Credit Facility and its indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        Six of the Company's eleven stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is an independent station. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KRON is the only independent VHF television station operating in the San Francisco market that has significant ratings. The following table sets forth general information based on Nielsen data as of November 2003 for each of the Company's stations:

	Market Rank(1)	Television Households(2)	Channel		Network Affiliation	Commercial Stations in DMA(3)	Station Rank In Market(4)	In-Market Share(5)	Year Acquired
KRON (San Francisco, CA)	5	2,440,920	4		IND	12	5	11	2000
WKRN (Nashville, TN)	30	904,380	2		ABC	6	3	19	1989
WTEN (Albany, NY)	55	542,670	10	(6)	ABC	7	3	22	1989
WRIC (Richmond, VA)	58	512,312	8		ABC	5	3	24	1994
WATE (Knoxville, TN)	61	499,040	6		ABC	5	3	22	1994
WBAY (Green Bay, WI)	68	426,820	2		ABC	6	1	27	1994
KWQC (Quad Cities)	94	308,460	6		NBC	6	1	46	1996
WLNS (Lansing, MI)	110	252,040	6		CBS	5	1	37	1986
KELO (Sioux Falls, SD)	113	247,210	11	(7)	CBS	5	1	57	1996
KLFY (Lafayette, LA)	124	215,830	10		CBS	5	1	56	1988
WTVO (Rockford, IL)	133	178,930	17		ABC	5	3	25	1988

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

(4)
Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2003.

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

        The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Investing in Television Market Report 2003 (4th Edition), published by BIA Publications, Inc. (the "BIA Guide"), the San Francisco Bay Area has a total population of approximately 6.9 million with approximately 2.5 million television households. According to the BIA Guide, the San Francisco Bay Area population is particularly affluent with a per household annual average income in 2002 of approximately $69,893, which ranks first in the nation. The California economy ranks as the 5th largest in the world.

        KRON maintains strong relationships with most of the major studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Frasier, Sex & The City, Fear Factor and Dr. Phil under favorable terms through the 2005-2006 season and beyond.

        Following the expiration of the NBC affiliation agreement, KRON has become a hyper-local television station. This was accomplished with a significant expansion of local news programming, continued expansion of other local programming, as well as the acquisition of quality syndicated programming. The news expansion is a significant factor in the new schedule. While KRON continued in its traditional news time slots, the station increased local news production, doubling the previous amount of news programming. Syndicated programming has been secured for other dayparts including long-term renewals of Entertainment Tonight, ET spin-off The Insider, Sex & The City, Frasier, Dr. Phil and Inside Edition. These programs are supplemented by strong local programming such as Bay Area Backroads, the Bay to Breakers race and The Pride and Carnival Parades, and a monthly series of outstanding documentaries and specials under the umbrella of "KRON 4 Presents."

        WKRN, Nashville, Tennessee.    WKRN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 904,380 television households. There are six reportable stations in the DMA. For the November 2003 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 19%. The station's syndicated programs include Live with Regis and Kelly, Pyramid, Judge Judy, Wheel of Fortune and the sitcom, Friends.

        The quality, ratings and key demographics of the station's newscasts have improved dramatically in recent years. News 2 has won more regional Edward R. Murrow awards and Emmys over the past 7 years than any other television station in Tennessee. WKRN is home to the award winning Monday Night Live with Jeff Fisher and produces the preseason Tennessee Titans' football games. In early February of 2004 the station won the rights to exclusively televise the Tennessee Lottery drawings. Those daily drawings will begin in March of 2004.

        Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government-related. Prominent corporations located in the area include Dell Computer, Nissan, Saturn, Columbia/HCA, Shoney's, Bell South and Gaylord Entertainment. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 2003 was $46,482, with effective buying income projected to grow at an annual rate of 5.5% through 2007. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market. According to the BIA Guide, retail sales growth for the Nashville market is projected to average 5.7% annually through 2007.

        WKRN is a prime example of the Company's mission to achieve a strong local presence by serving the community. Annually, relationships with local charitable organizations result in educating the public about resources for health, education and other issues that affect viewers' daily lives. In addition, WKRN plans and implements timely campaigns to assist those in need during times of emergency. Public service commitments range from collecting food for the hungry, to raising funds for the Ronald McDonald House, to creating the Be in the "Click" Seat Belt Campaign and Teen 2 the Theatre promotions for teenagers to supporting the Susan G. Komen Breast Cancer Foundation and YWCA Domestic Violence Center through PSA production and board service.

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

        The Albany market (which includes Schenectady and Troy) is the 55th largest DMA, with an estimated 542,670 television households. There are seven reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 2003 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 22%, compared to 34% for WNYT, the NBC affiliate, 30% for WRGB, the CBS affiliate, 9% for WXXA, the Fox affiliate, less than 1% for WYPX, the PAX station, and 4% for WEWB, the WB affiliate, which signed on as of September 1999. The station's syndicated programs include Wheel of Fortune, Jeopardy, and Judge Judy. WTEN has won numerous awards in recent years for both local news and public affairs programming.

        Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Golub Corp., Albany Medical, St. Peters Healthcare Service and Verizon Communications. These employers which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 2002 was $42,792, with effective buying income projected to grow at an annual rate of 3.3% through 2007. Retail sales growth in this market is also projected by the BIA Guide to average 4.0% annually during the same period.

        The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Selective use of sales marketing programs has generated over $2.3 million of new incremental revenue in 2003.

        WRIC, Richmond, Virginia.    WRIC was acquired by the Company in November 1994 from Nationwide Communications Inc. ("Nationwide"), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 58th largest DMA, with an estimated 512,310 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2003 ratings period, WRIC had an in-market sign-on to sign-off in-market share of 24%, compared to 35% for market leader WWBT(NBC) and 27% for WTVR(CBS). The station's syndicated programming includes Oprah, Wheel of Fortune, Jeopardy, Maury Povich, and Jerry Springer.

        Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of

Virginia. Capital One is the largest employer in the market, employing almost 10,000 area residents. According to the BIA Guide, the average household income in the Richmond market in 2002 was $47,082 with effective buying income projected to grow at an annual rate of 4.9% through 2007. Retail sales growth is also projected by the BIA Guide to average 4.0% annually during the same period.

        WATE, Knoxville, Tennessee.    WATE was acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 61st largest DMA, with an estimated 499,040 television households. There are six reportable stations in the DMA, three of which are VHF stations. During the November 2003 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 22%. The station's syndicated programming includes Oprah, Judge Judy, Inside Edition, Millionaire and Pyramid.

        WATE-TV's major station focus is its news product. Its 5:00 p.m. newscast has grown more than 13% from November 2002 to November 2003, and it remains a solid number 2 (overall) behind its main competitor.

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

        For the past 50 years, WATE-TV's commitment to its community has remained steadfast. In 2003, it helped the Second Harvest Food Bank raise nearly 300,000 pounds of food and $39,000 through its annual 6 Shares High School Football Challenge and Feed the Hungry telethon. In the past six years, this annual campaign has yielded 1.3 million pounds of food for East Tennessee.

        The station's annual involvement with the American Cancer Society's Relay for Life helped raise more than $1.2 million last year. WATE-TV also provided some emergency help in November 2002 by getting much needed food and supplies to the tornado-ravaged areas of East Tennessee. Over the course of two days, semi-tractor trailer trucks (loaded with food, supplies and building materials) left WATE-TV to help tornado victims in its region.

        According to the BIA Guide, the average household income in the Knoxville market in 2002 was $39,326 with effective buying income projected to grow at an annual rate of 4.7% through 2007. Retail sales growth is also projected by the BIA Guide to average 5.3% annually during the same period.

        WBAY, Green Bay, Wisconsin.    WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 68th largest DMA, with an estimated 426,820 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2003 ratings period, WBAY was second in the ratings with a sign-on to sign-off in-market share of 27%. The station's syndicated programming includes Dr. Phil, Friends, Millionaire and Dharma & Greg.

        WBAY has won many state and regional awards for excellence from Associated Press, the Milwaukee Press Club and Wisconsin Broadcasters Association. The station also won a National Edward R. Murrow award for the best news series in mid-size markets.

        WBAY sponsors public service campaigns for Children First, Toys for Tots, Scouting for Food, A Taste of Wine and Cheese and The Brett Favre Challenge which raise over $250,000 for the Boys and Girls Club of Green Bay, Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA, and many others. WBAY has produced and aired for the past 49 years the telethon for local Cerebral Palsy Inc. Last year's telethon raised $750,000 for the organization.

        The station's primary focus is local news. That includes early morning (5AM - 7AM), Noon, 5PM, 6PM, 10PM and weekends. WBAY is rated the #1 local newscast in the market in every time period.

        According to the BIA Guide, the average household income in the Green Bay market in 2001 was $42,464, with effective buying income projected to grow at an annual rate of 5.0% through 2007. Retail sales growth is also projected by the BIA Guide to average 4.6% annually during the same period.

        KWQC, Quad Cities.    The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 94th largest DMA serving an estimated 308,460 television households in eastern Iowa and western Illinois. There are six reportable stations in the DMA, three of which are VHF. During the November 2003 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 46%. The station has retained the number one position for over fifteen years and continues to expand news programming and increase market share. The station's syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Hollywood Squares and Inside Edition.

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

        John Deere Corporation is headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Genesis Medical Center, Oscar Mayer, Ralston Purina, and Modern Woodman. Riverboat gambling has brought three boats to the market that has increased the tourism business. The market has also experienced an increase in convention business. According to the BIA Guide, the average household income in the Quad Cities market in 2002 was $40,066, with effective buying income projected to grow at an annual rate of 3.3% through 2007. Retail sales growth is also projected by the BIA Guide to average 3.6% annually during the same period.

        WLNS, Lansing, Michigan.    WLNS, which was acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 110th largest DMA, with an estimated 252,040 television households. WLNS is one of only two VHF network affiliates in the DMA. The station's syndicated programming includes Everybody Loves Raymond, Entertainment Tonight, Hollywood Squares, Dr. Philand Montel Williams.

        WLNS-TV attributes its long success in the Lansing market to its commitment to local news, the community and its advertisers. News 6 broadcasts 24 hours per week of local news, including two hours from 5 a.m. to 7 a.m. weekdays, plus the only midday newscast in the Lansing market. The recent introduction of hour-long Saturday and Sunday morning newscasts and a new studio set have helped WLNS continue to grow to better serve Lansing and the surrounding areas.

        A trademark of WLNS through the years has been the ability to develop innovative partnerships as a means to address vital community issues. For over ten years, WLNS has partnered with Crimestoppers to broadcast information over the air and on WLNS.com concerning unsolved crimes and to offer viewers tips on how to avoid becoming the victim of a crime. The WLNS Crimestoppers effort has resulted in the arrest of many fugitive felons and solved several major crimes over the years.

        In 1999, WLNS and Farm Bureau Insurance collaborated to purchase Lansing's only live Doppler radar, bringing real time weather information to the Lansing area for the first time. The WLNS Doppler radar has been credited with providing emergency warning to tens of thousands of people before the National Weather Service could act. In 2000, News6 and Ingham Regional Medical Center formed "Partners in Health", a unique multimedia approach to providing consumers with health and medical information.

        WLNS further strengthened its DMA when it achieved reinstatement on cable systems in nearby Livingston County in 2004. This is an area to the west of Lansing that will benefit from local news coverage of interest to their residents, as well as providing crucial local weather information that much of the county was previously lacking.

        The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University. This mix gives Lansing an advantage over other Michigan cities whose economies rely more heavily upon, and therefore are more prone to the cyclical nature of, the domestic automobile industry.

        Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 19,800 people. General Motors has approximately 12,000, and Michigan State University has over 10,500 employees with a student enrollment of over 43,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 2002 was $44,891, with effective buying income projected to grow at an annual rate of 4.0% through 2007. Retail sales growth in this market is also projected by the BIA Guide to average 2.8% annually during the same period.

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

        The Sioux Falls market is the 113th largest DMA serving an estimated 247,210 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota. There are five reportable stations in the DMA, two of which are VHF. During the November 2003 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 57%, significantly ahead of the ABC, NBC and FOX affiliates, who had 22%, 13% and 7%, respectively. KELO's newscast finished ahead of each of the competing stations for every weekday and weekend newscast time period.

        Recognizing the importance of local news, the station presents live newscasts seven times daily, with notable ratings and sales success. The station's revenue market share in 2003 was 51%. The projected market share in 2004 is 52%. The station's syndicated programming includes Dr. Phil, Oprah and Entertainment Tonight.

        UTV is the newest network affiliate in Sioux Falls utilizing KELO-TV's digital opportunity. UTV is the new home for the UPN Network. UPN is a fast-growing youth- oriented network. In 2004, for the first time, UTV will promote this high energy programming to the Sioux Falls market. Using a broad base of network programming, UTV will round out its line-up with weekend movies and a variety of syndicated programming, including Dr. Phil at 9:00pm Monday through Friday.

        The largest employers in the market are Sioux Valley Hospital & Health Systems, with approximately 7,900 employees, and Citibank. Sioux Falls is the largest city in South Dakota, with a population of 172,412 in the MSA. According to the BIA Guide, the average household income in the Sioux Falls market in 2002 was $42,625, with effective buying income projected to grow at an annual rate of 5.5% through 2007. Retail sales growth is also projected by the BIA Guide to average 4.4% annually during the same period.

        KLFY, Lafayette, Louisiana.    KLFY was acquired by the Company from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market's first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth station, KLAF, is a lower power station affiliated with the UPN Network. The market is dominated by KLFY and the local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Since 1994, the NBC affiliate in Lake Charles has been selling advertising in the Lafayette market with minimal success.

        The Lafayette market is the 124th largest DMA, with an estimated 215,830 television households. KLFY ranks first in the November 2003 ratings period with an overall sign-on to sign-off in-market share of 56%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m. - 10:00 p.m., Sunday), the most sought after advertiser demographic time period. The station's syndicated programs include Entertainment Tonight, Extra, Dr. Phil, Millionaire, Regis and Kelly and Judge Judy.

        Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 180-minute live production of "Passe Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2003 ratings period, this program received a 6:00 - 7:00 a.m. in-market share of 69%. The first 30 minutes of "Passe Partout" are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995, 1998, 2000, 2001 and 2003 "Station of the Year" award from the Louisiana Broadcasters Association.

        KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called "Meet Your Neighbor" and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. "Wednesday's Child" is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has over the past 16 years raised over 3,500 tons of food for the hungry with its annual "Food for Families" all-day live remote from 18 locations in the DMA. It has an annual "Coats for Kids" campaign to clothe needy children and has raised over $14 million for the Muscular Dystrophy Association's ("MDA") annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

        According to the BIA Guide, the average household income in the Lafayette market in 2002 was $36,900, with effective buying income projected to grow at an annual rate of 4.6% through 2007. Retail sales growth in this market is also projected by the BIA Guide to average 4.1% annually during the same period.

        WTVO, Rockford, Illinois.    WTVO, the ABC affiliate in Rockford, Illinois began operations in 1953 under the ownership of Winnebago Television Corporation. The Company purchased Winnebago Television Corporation in September 1988. WTVO switched its affiliation from NBC to ABC, effective as of August 14, 1995. In September of 2003, WTVO added a UPN affiliation in a multiplexing arrangement on WTVO's digital spectrum. The additional program offerings are telecast on digital 16, with cable carriage in about 60% of the market cable households. Programs on the second channel include People's Court, Judge Joe Brown, The Parker's, Jerry Springer, and many other syndicated favorites previously not available to viewers in the market.

        The Rockford market is the 133rd largest DMA, with an estimated 178,930 television households. There are five reportable stations in the DMA, of which one is a VHF station and the others, including WTVO, are UHF stations. In the November 2003 ratings period, WTVO was number three in the market, with a sign-on to sign-off in-market share of 25%, compared to 28% and 35% for the CBS and NBC affiliates, respectively. The station's syndicated programs include Hollywood Squares, Judge Judy, Dr. Phil, Millionaire and Extra. The station produces local interest programs such as Spotlight 17, Friday Football Blitz and Friday Basketball Blitz.

        WTVO's DMA encompasses a five-county area of northern Illinois, northwest of Chicago. Prominent manufacturers in the area include Hamilton-Sundstrand Corporation, the area's largest employer, Ingersoll Milling Machine Company and Daimler/Chrysler Corporation's Neon facility. UPS has constructed a $60.0 million Midwestern freight hub at Rockford. According to the BIA Guide, the average household income in the Rockford market in 2002 was $45,141, with effective buying income projected to grow at an annual rate of 3.9% through 2007. Retail sales growth in this market is also projected by the BIA Guide to average 3.2% annually during the same period.

Industry Background

        General.    Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency ("VHF") band (channels 2 - 13) of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency ("UHF") band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television. See "Federal Regulation of Television Broadcasting" below.

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

        All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 211 generally recognized television markets (Designated Market Areas, or DMAs) that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. The San Francisco, Richmond, Knoxville and Nashville markets are metered.

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

        Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership share. Each of Time Warner Inc., Paramount Communications, Inc. and Paxson Communications Corporation has launched a television network and entered into affiliation agreements with certain independent commercial television stations. The programming made available by these new networks is presently limited, as compared to the major networks, but could increase in light of recent ownership changes (AOL's acquisition of Time Warner and Viacom's acquisition of CBS), combined with Viacom's pre-existing ownership of Paramount Communications, Inc. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company's operations.

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

        Other sources of competition include home entertainment systems (including video cassette recorder and playback systems, videodisks, DVD's, PVR's and television game devices), "wireless cable" service, satellite master antenna television systems, low power television stations, television translator stations and direct broadcast satellite video distribution services which transmit programming directly to homes equipped with special receiving antennas.

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

        Network owners Disney (ABC), Time Warner (WB), News Corp (Fox) and Viacom (CBS and UPN) also own or control a major production studio. Outside production studios are the primary source of programming for the networks. It is uncertain whether in the future, such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to commonly-owned networks.

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

Network Affiliation Agreements

        Each of the Company's ten network-affiliated stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreement:

Station	Network Affiliation	Affiliation Agreement Current Expiration Date
KLFY (Lafayette, LA)	CBS	September 30, 2004
WLNS (Lansing, MI)	CBS	September 30, 2004
WKRN (Nashville, TN)	ABC	October 1, 2004
WTEN (Albany, NY)	ABC	October 1, 2004
WRIC (Richmond, VA)	ABC	October 1, 2004
WATE (Knoxville, TN)	ABC	October 1, 2004
WBAY (Green Bay, WI)	ABC	October 1, 2004
KWQC (Quad Cities)	NBC	November 1, 2004
WTVO (Rockford, IL)	ABC	August 14, 2005
KELO (Sioux Falls, SD)	CBS	October 2, 2006

        Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network generally pays the station a fee, specified in each affiliation agreement, which varies with the time of day. This is called network compensation. The networks usually do not pay compensation for live sports events and news programming. Under the affiliation agreements, the networks possess, under certain circumstances (such as a transfer of control or adverse changes in signal, operating hours or other mode of operation), the right to terminate the affiliation agreement on prior written notice ranging between 15 and 45 days depending on the affiliation agreement.

        The affiliation agreements for the ABC affiliated stations were amended in 2002 to provide for, among other things, compensation from the Company's ABC affiliates to ABC for Monday Night Football rights, greater assurance for the Company regarding the assignability of the affiliation agreements in connection with a sale of a station, certain exclusitivity rights with respect to ABC network programming and a certain number of guaranteed local commercial availabilities during ABC network programming. The amendments expire July 31, 2004.

        The Company believes that programming costs are generally lower for network affiliates than for independent television stations and that prime-time network programs generally achieve higher ratings than non-network programs. The Company believes that its relationship with the networks that the Company's stations are affiliated with are excellent and that all of its affiliated stations are highly valued by the network they are affiliated with.

        The Company has recently received notice from NBC with respect to KWQC and from ABC with respect to WKRN, WTEN, WRIC, WATE and WBAY that the respective network will not renew the affiliation agreements currently in place and that the networks wish to negotiate new agreements. As of March 12, 2004, no negotiations have been commenced. While the Company is unable to predict the terms of any new affiliation agreements, the Company believes that its affiliated stations will have network affiliations in place at the expiration date of the current affiliations. In the event, however, of the inability of any of the Company's affiliated stations to secure new affiliation agreements, the respective station may no longer be able to carry programming of the relevant network. This loss of network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced revenues.

        As an independent station, KRON purchases or produces all of its programming, resulting in proportionally higher programming costs for the station. In this regard, KRON retains its entire inventory of advertising and all of the revenue obtained from the sale of this inventory. Many of KRON's syndicated programming contracts provide for barter arrangements whereby program distributors may receive advertising time in exchange for the programming they provide.

FEDERAL REGULATION OF TELEVISION BROADCASTING

Existing Regulation

        Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), most recently amended in significant respects by the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act empowers the FCC, among other things: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to adopt and implement regulations and policies concerning the ownership and operation of television stations; and to impose penalties for violations of the Communications Act or FCC regulations. The FCC has also adopted children's programming regulations for television broadcasters that effectively require most television broadcasters to air at least three hours per week of programming designed to meet the educational and informational needs of children age 16 and younger. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or, for particularly egregious violations, the revocation of a license. The Company's business will be dependent upon its continuing ability to hold television-broadcasting licenses from the FCC.

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

Multiple Ownership Restrictions

        The Communications Act and FCC rules and regulations regulate broadcast ownership. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. As detailed below, in recent years, the FCC has substantially revised its multiple ownership and attribution rules. During 2003, the FCC conducted an omnibus ownership rulemaking proceeding, mandated by Congress and the courts, in which the local radio ownership rule, local television ownership rule, national television ownership rule, newspaper/broadcast cross-ownership rule, and radio-television cross-ownership rule were reviewed. In June 2003, the FCC adopted an order liberalizing the local television ownership rule, national television ownership rule, newspaper/broadcast cross ownership rule, and radio/television cross-ownership rule by allowing greater concentration in media ownership (the "June 2003 FCC Ownership Order"). The FCC's new ownership regulations, however, were challenged in the courts, and the U.S. Court of Appeals for the Third Circuit has issued a stay of the new regulations pending appellate review. A court decision is expected sometime in 2004. We cannot predict what actions the courts, Congress, or the FCC may take or how changes in the rules may impact our business. As a result of the stay order, the FCC's pre-June 2003 broadcast ownership rules remain in effect.

Local Television Ownership

        The FCC has adopted a local television ownership (or "duopoly") rule governing the circumstances under which a party may own more than one television station in the same local market. In its June 2003 FCC Ownership Order, the FCC liberalized this rule by providing entities greater flexibility in owning more than one television station in a single market. This new rule has been challenged in an appeal to the U.S. Court of Appeals for the Third Circuit, and the court has issued a preliminary order staying the effectiveness of the rule. As a result of the federal court stay of the new rule, the FCC's pre-June 2003 local television ownership rule remains in effect.

        The following summarizes the pre-June 2003 local television ownership rule. Under this rule, parties are generally permitted to own TV stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, parties are permitted to own up to two television stations in the same DMA so long as at least eight independently owned and operated full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Furthermore, under this rule, without regard to numbers of remaining independently owned TV stations, the FCC will permit common ownership of television stations located within the same DMA so long as certain signal contours of the stations involved do not overlap. "Satellite stations" that simply rebroadcast the programming of a "parent" station are exempt from the duopoly rule if located in the same DMA as the "parent" station. The pre-June 2003 local ownership rule also applies to same-market Local Marketing Agreements ("LMAs") involving more than 15% of the brokered station's program time, although LMAs entered into prior to November 5, 1996, are exempt from the TV duopoly rule for a limited period of time of either two or five years, depending on the date of the adoption of the LMA. Further, under this rule, the FCC may grant a waiver of the TV duopoly rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station.

        In April 2002, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FCC's adoption of the eight-voice test was arbitrary and capricious and remanded the rule for further consideration by the FCC. This decision, in part, led to the June 2003 FCC Ownership Order relaxing the local ownership rule which is currently under challenge in the U.S. Court of Appeals for the Third Circuit. We cannot predict how the court will ultimately rule in this appeal or how this decision might affect our business.

National Television Ownership Cap

        The Communications Act limits the number of television stations one entity may own nationally. Under the rule initially adopted by the FCC implementing this cap, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station by 50%. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of both stations in that market only once for national cap purposes.

        The 35% national cap was challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On February 19, 2002, the court ruled that the FCC had acted arbitrarily in its decision to retain the 35% national television ownership cap by failing to demonstrate adequately the continued necessity of the rule to serve the public interest. The court remanded the case to the FCC for further proceedings; however, the court rejected arguments that the rule was an unconstitutional abridgement of the First Amendment. On remand, in its June 2003 FCC Ownership Order, the FCC adopted a rule increasing the 35% national television ownership cap to 45%, which would allow greater concentration of national ownership of television broadcast stations. This new rule has been challenged in an appeal to the U.S. Court of Appeals for the Third Circuit, and the Third Circuit has issued a preliminary order staying the effectiveness of the rule. In addition to the appeal, several bills were introduced in Congress to roll back the ownership limit to 35%. On November 24, 2003, a compromise was negotiated between the White House and Congress to set the national ownership cap at 39%, a figure that would not require any divestiture of stations by current owners. The President signed the 39% cap into law on January 23, 2004. The Third Circuit, in the currently pending case, has announced that it views the challenges to the 45% cap as having been mooted by this recent legislation.

        We cannot predict what impact the 39% cap may have on our business. Further consolidation may occur in the broadcasting industry, which could increase our cost of securing programming and increase the influence of the national television networks on programming decisions of local stations.

Cable/Television Cross Ownership

        The cable/television cross-ownership rule effectively prohibited common control of a television station and a cable system that serves a community encompassed in whole or in part by the television station's predicted Grade B signal contour. In a decision announced February 19, 2002, the federal appellate court for the D.C. Circuit vacated the FCC's determination in May 2000 not to repeal or modify this rule. The court held that the FCC had failed to demonstrate that the rule was necessary to serve the public interest. In January 2003, the FCC repealed the rule. The elimination of the rule would permit the acquisition of a broadcast network or group broadcaster by a cable MSO or vice versa.

Newspaper/Broadcast Cross-Ownership

        The newspaper/broadcast cross-ownership rule governs the circumstances under which one entity may own both a commercial broadcast station and a daily newspaper in the same market. In its June 2003 FCC Ownership Order, the FCC liberalized this rule by providing entities greater flexibility in owning both a commercial broadcast station and a daily newspaper in certain markets. This new rule has been challenged in an appeal to the U.S. Court of Appeals for the Third Circuit, and the court has issued a preliminary order staying the effectiveness of the rule. As a result of the federal court stay of the new rule, the FCC's pre-June 2003 newspaper/broadcast cross-ownership rule remains in effect. Under the pre-June 2003 rule, a single entity is generally prohibited from owning both a commercial broadcast station and a daily newspaper if the station's specified service contour encompasses entirely the community in which the newspaper is published. We cannot predict how the court will ultimately rule in the pending appeal or the effect this outcome may have on our business.

Radio-Television Cross-Ownership

        The so-called "one-to-a-market" rule has, until recently, prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. In August 1999, the FCC adopted a rule allowing radio-television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. Under this rule, in large markets (i.e., markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is fewer than 20 but at least 10, the number of radio stations that can be owned by a television licensee in the same market drops to 4. If the media voices number fewer than 10, a television licensee can only own 1 radio station in the same market. Waiver of the radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the local television ownership rule, the FCC will not waive the radio-television cross-ownership rule in situations of failing or unbuilt stations.

        In its June 2003 FCC Ownership Order, the FCC adopted a rule providing entities greater flexibility in owning both a radio station and a television station in the same market. This new rule has been challenged in an appeal to the U.S. Court of Appeals for the Third Circuit, and the court has issued a preliminary order staying the effectiveness of the rule. As a result of the federal court stay of the new rule, the FCC's pre-June 2003 radio television cross-ownership rule remains in effect. We cannot predict how the court will ultimately rule in the pending appeal, nor the effect this outcome may have on our business.

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

  •
  5% or greater voting stock interest. It should be noted that, the single majority shareholder exemption remains in effect. Under that exemption, otherwise attributable interests up to 49% are non-attributable if the licensee was controlled by a single majority shareholder and the interest holder was not otherwise attributable under the foregoing "equity/debt plus" standard;

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

        SHIVIA is scheduled to expire at the end of 2004. At present, it is anticipated that Congress will extend the law.

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

        The FCC has ruled that cable systems are required under the FCC's "must carry" rules to carry only one broadcast television program stream and program-related content. Thus, digital services and multiplexed program or data streams are not required to be carried by cable systems. The FCC is currently considering whether cable systems can and should be required to carry both the analog and digital channels of local television stations during the digital television transition period.

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

        WLNS, KLFY, WTVO, WKRN, WCDC, WRIC, WATE, WBAY, KWQC, KELO, KDLO, KPLO, KCLO and KRON have completed construction of their DTV facilities and each is operating with a power level equal to or less than the maximum authorized power level. WTEN, because of federal regulatory delays, has not yet completed construction of its DTV facility and is not required by the FCC to have completed construction at the present time. However, it is expected that WTEN will be authorized to commence temporary reduced-power DTV operation in the near future.

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

        The FCC began a further review of the transition to digital television. The FCC is considering, among other things, the following: (i) setting May 1, 2005 as the deadline for commercial and noncommercial stations with two in-core channels (2 - 51) to elect which channel they intend to use for digital broadcasting after the transition; (ii) setting July 1, 2005 (for top-four network affiliates in markets 1 through 100) and July 1, 2006 (for all other commercial and noncommercial DTV stations) as the deadlines by which stations with construction permits for maximized digital facilities must either provide service to the maximized coverage areas or lose DTV protection to the uncovered portions of those areas; and (iii) how to interpret various provisions of Balanced Budget Act of 1997 which authorizes the FCC to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel under various circumstances. In addition, the FCC has requested further comments on issues earlier raised in a December 1999 proceeding concerning the public interest obligations of television broadcast licensees. This proceeding remains pending.

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

Employees

        As of December 31, 2003, the Company employed 1,216 full-time employees and 236 part-time employees. The Company considers its relations with its employees to be good. As of December 31, 2003, approximately 220 of the Company's employees were represented by collective localized bargaining agreements at various stations with four different unions: IBEW, AFTRA, IATSE and the Directors Guild of America.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
KRON	San Francisco, California
	Office and studio	Owned	108,652 sq. ft.
	Land	Owned	0.73 acres
	Transmission tower site	Leased(1)	1,800 sq. ft.
	Transmitter site	Lease of space on tower

San Mateo County, CA
	Transmitter site	Leased
Sonoma County, CA
	Two transmitter sites	Leases of space on tower
Alameda County, CA
	Transmitter site	Lease of space on tower
	Office	Leased	1,122 sq. ft.
Santa Clara County, CA
	Two transmitter sites	Leases of space on tower
Mill Valley, CA
	Transmitter site	Lease of space on tower
Walnut Creek, CA
	Transmitter site	Lease of space on tower
Richmond, CA
	Transmitter site	Leased
San Jose, CA
	Office	Leased	3,437 sq. ft.
WKRN	Nashville, Tennessee
	Office and studio	Owned	43,104 sq. ft.
	Land	Owned	2.72 acres
Brentwood, Tennessee
	Transmission tower site	Owned	49.33 acres
	DTV tower site	Owned	6.77 acres
WTEN	Albany, NY
	Office and studio	Owned	39,736 sq. ft.
	Land	Owned	2.56 acres
New Scotland, NY
Transmission tower site
	—Land	Owned	5.38 acres
	—Building	Owned	2,800 sq. ft.
	DTV transmitter site	Leased(1)	4.69 acres
Mt. Greylock, Adams, MA
Transmission tower site
	—Land	Leased	15,000 sq. ft.
	—Building	Owned	2,275 sq. ft.
WRIC	Richmond, VA
Office and studio
	—Building	Owned	34,000 sq. ft.
	—Land	Owned	4 acres
Petersburg, VA
	Transmission site	Lease of space on tower	—

Chesterfield Co., VA
	Transmitter tower facility	Owned(1)	900 sq. ft.
	DTV transmitter site	Lease of space on tower
WATE	Knoxville, TN
	Office and studio	Owned	34,667 sq. ft.
	Land	Owned	2.65 acres
Knox County, TN
	Transmission tower site	Owned	9.57 acres
House Mountain, TN
	Prospective tower site	Owned	5 acres
WBAY	Green Bay, WI
	Office and studio	Owned	90,000 sq. ft.
	Land	Owned	1.77 acres
DePere, WI
	Transmission tower site	Owned	3.03 acres
Appleton, WI
	Office	Leased	1,506 sq. ft.
KWQC	Davenport, Iowa
	Office and Studio	Owned	59,786 sq. ft.
	Land	Owned	1.82 acres
Bettendorf, Iowa
	Transmission tower site	Owned(1)	37.7 acres
Orion, Illinois
	DTV transmission site	Lease of space on tower
KELO	Sioux Falls, South Dakota
	Office and studio	Owned	28,000 sq. ft.
	Land	Owned	1.08 acres
Rowena, South Dakota
	Transmission tower site	Owned(1)	58.23 acres
Brandon, South Dakota
	Auxiliary transmission tower site	Leased	26.42 acres
Reliance, South Dakota
	Transmission tower site	Owned	5.83 acres
Rapid City, South Dakota
	Office and studio	Leased	588 sq. ft.
	Transmission tower site	Owned	1 acre
Murdo, South Dakota
	Transmission tower site	Leased	1 acre
Philip, South Dakota
	Transmission tower site	Leased	8.23 acres

Wall, South Dakota
	Transmission tower site	Leased	4 acres
	Doppler Radar Tower	Leased	1,225 sq. ft.
Beresford, South Dakota
	Transmission tower site	Leased	2.1 acres
	Doppler Radar tower site	Leased	0.02 acres
Diamond Lake, South Dakota
	Transmission tower site	Owned	1 acre
DeSmet, South Dakota
	Transmission tower site	Owned	0.55 acres
Garden City, South Dakota
	Transmission tower site	Owned	1 acre
	Auxiliary transmission tower site	Owned	1 acre
Farmer, South Dakota
	Transmission tower site	Owned	1 acre
Mt. Vernon, South Dakota
	Transmission tower site	Owned	1 acre
White Lake, South Dakota
	Transmission tower site	Owned	1 acre
New Underwood, South Dakota
	Transmission tower site	Leased	200 sq. ft.
Huron, South Dakota
	Doppler Radar tower site	Leased	480 sq. ft.
WLNS	Lansing, Michigan
	Office, studio and transmission tower site	Owned	20,000 sq. ft.
	Land	Owned	4.75 acres
Meridian, Michigan
	Transmission tower site	Owned	40 acres
Watertown, Michigan
	Doppler Radar tower site	Leased	6.2 acres
KLFY	Lafayette, Louisiana
	Office and studio	Owned	24,337 sq. ft.
	Land	Owned	3.17 acres
Maxie, Louisiana
	Transmission tower site	Leased	8.25 acres
Acadia Parish, Louisiana
	Transmission tower site	Owned	142 acres

WTVO	Rockford, Illinois
	Office and studio	Owned	15,200 sq. ft.
	Land	Owned	14.4 acres

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's Class A Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2002	$25.60	$16.84
June 30, 2002	24.61	17.40
September 30, 2002	17.96	6.60
December 31, 2002	14.70	7.64
March 31, 2003	$15.05	$10.49
June 30, 2003	22.11	11.69
September 30, 2003	24.92	18.69
December 31, 2003	22.05	17.76

        At March 8, 2004, there were approximately 37 and 36 stockholders of record of the Company's Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

Dividend Policy

        The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Company's Senior Credit Facility and the indentures governing the Company's outstanding senior notes and senior subordinated notes (collectively, the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. See "Management's Discussion and Analysis-Liquidity and Capital Resources." Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to, the dividend no default would result under the Indentures and the Company would have the ability to incur indebtedness. In addition, under the Indentures, the dividend may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

Item 6. Selected Financial Data

        The following table presents selected consolidated financial data of the Company for the five years ended December 31, 2003, which have been derived from the Company's audited consolidated financial statements. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. KCAL-TV's results are reflected as discontinued operations.

        The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
	1999	2000	2001	Restated 2002(2)	2003
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue(1)	$159,576	$249,179	$266,788	$225,108	$207,668
Operating expenses, including selling, general and administrative expenses	93,153	106,922	128,760	134,445	135,680
Amortization of program license rights	9,307	14,054	20,176	17,574	20,301
Depreciation and amortization	27,927	35,233	46,613	26,205	25,906
Corporate overhead	8,227	12,010	9,934	10,813	13,234
Restructuring costs	—	—	—	4,685	—

Operating income	20,962	80,960	61,305	31,386	12,547
Interest expense, net	(62,831)	(95,652)	(112,634)	(89,323)	(64,793)
Non-cash change in market valuation of swaps	—	—	(1,478)	4,069	(3,130)
Loss on extinguishments of debt	—	—	(12,437)	(7,585)	—
Gain on sale of station	—	15,650	—	—	—
Other (expenses) income, net	(1,244)	(1,013)	48	(868)	474

Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(43,113)	(55)	(65,196)	(62,321)	(54,902)
(Provision) benefit from income taxes	—	(1,500)	—	23,759	3,595

Loss from continuing operations before cumulative effect of accounting change	(43,113)	(1,555)	(65,196)	(38,562)	(51,307)
Income from discontinued operations, net of taxes (including gain on sale of $151.2 million in 2002)	21,571	15,544	1,581	155,013	2,190

Income (loss) before cumulative effect of accounting change	(21,542)	13,989	(63,615)	116,451	(49,117)
Cumulative effect of accounting change, net of taxes	—	—	—	(184,904)	—

Net income (loss)	$(21,542)	$13,989	$(63,615)	$(68,453)	$(49,117)

Basic (loss) income from continuing operations per common share before cumulative effect of accounting change	$(3.17)	$(0.10)	$(3.59)	$(1.96)	$(2.59)
Income from discontinued operations, net	$1.58	$1.02	$0.09	$7.88	$0.11
Cumulative effect of accounting change, net	—	—	—	$(9.40)	$—

Basic net income (loss) per common share	$(1.59)	$0.92	$(3.50)	$(3.48)	$(2.48)

Basic shares used in earnings per share calculation	13,588,108	15,157,243	18,185,945	19,675,883	19,783,227
Other Financial Data:
Cash flow provided by (used in) operating activities.	$36,398	80,762	$24,982	$(21,827)	$7,546
Cash flow (used in) provided by investing activities.	$(7,887)	$(645,115)	$(14,768)	$615,922	$(15,870)
Cash flow (used in) provided by financing activities	$(26,222)	$566,977	$(13,853)	$(485,625)	$229,068
Payments for program license liabilities	$8,859	$13,479	$19,560	$17,573	$20,597
Capital expenditures	$3,685	$14,455	$9,763	$19,123	$20,429
Balance Sheet Data (as of end of Period):
Total assets	$818,670	$1,554,368	$1,543,015	$890,360	$1,061,664
Long-term debt (including current portion)(3)	$650,510	$1,276,285	$1,233,059	$731,773	$966,631 (4)
Stockholders' equity	$30,659	$103,094	$134,768	$73,993	$28,330

(1)
Net revenue is total revenue net of agency and national representation commissions.

(2)
On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company restated its earnings for the year ended December 31, 2002, and recorded additional amortization expense of $2.9 million on these intangible assets in 2002.

(3)
Includes unamortized bond premium balances of $7.7 million, $4.7 million and $10.4 million for the years ended December 31, 2001, 2002 and 2003, respectively.

(4)
Includes $223.8 million of long-term debt repaid in January 2004. After giving effect to such repayment, the long-term debt would be approximately $742.8 million at December 31, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The operating revenue of the Company's stations is derived primarily from advertising revenue and, to a much lesser extent, from compensation paid by the networks to its affiliated stations for broadcasting network programming. The stations' primary operating expenses are for employee compensation, news-gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 57% of the 2003 gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company's wholly owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

        The Company's critical accounting policy with respect to the valuation of accounts receivable is its determination as to the collectibility of account receivable from advertisers. The nature of the business does not lend itself to a concentration of receivables from individual customers. Experience has been that customer defaults have been consistent with the Company's accrual of bad debt expense and that the allowance for doubtful accounts has been adequate to cover the likely exposure to such defaults.

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

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Under the new rules, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003, and recorded additional amortization expense of $2.9 million and $2.2 million on these intangible assets in 2002 and 2003, respectively (See Notes 1 and 11 to consolidated financial statements).

        The Company's critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At December 31, 2003, the Company had $93.1 million in net property and equipment, $465.5 million of indefinite life intangible assets and $87.5 million of finite life intangible assets, net. During 2001, the Company did not record any impairment losses related to long-lived assets. During the first quarter of 2002, the Company completed its review for impairment of goodwill and certain other intangibles upon the adoption of the new accounting standard, recognized an impairment loss of $184.9 million, net of tax benefits of approximately $123.3 million, and recorded it as a cumulative effect of an accounting change. See note 2 to the Company's consolidated financial statements. The Company performed its 2003 annual impairment test in the fourth quarter of 2003 and determined that the fair value of its indefinite-lived intangible assets were in excess of their carrying value.

Television Revenue

        Set forth below are the principal types of television revenue received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV(which was sold in May 2002). KCAL-TV results are reflected as discontinued operations.

	Year Ended December 31,
	2001		2002		2003
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenue
Local	$166,064	54.0	$129,561	50.0	$137,527	57.2
National	112,864	36.7	80,940	31.2	82,769	34.4
Network compensation	18,921	6.2	10,988	4.2	10,052	4.2
Political	2,151	0.7	31,738	12.2	5,243	2.2
Production and other	7,386	2.4	5,939	2.3	4,767	2.0

Total	307,386	100.0	259,166	100.0	240,358	100.0
Agency and sales representative commissions(1)	(40,598)	(13.2)	(34,058)	(13.1)	(32,690)	(13.6)

Net Revenue	$266,788	86.8%	$225,108	86.9%	$207,668	86.4%

(1)
National sales commission paid to AYI eliminated for consolidation purposes were $3.1 million, $4.5 million and $3.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002.

        The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. KCAL-TV results are reflected as discontinued operations.

        Net revenue for the year ended December 31, 2003 was $207.7 million, a decrease of $17.4 million, or 7.7%, compared to $225.1 million for the year ended December 31, 2002. Political revenue for the year ended December 31, 2003 was $5.2 million, a decrease of $26.5 million, or 83.6%, compared to $31.7 million for the year ended December 31, 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections. The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003. The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Despite the pre-emptions and cancellations in the year ended December 31, 2003, the Company's gross local and national revenues increased 6.1% and 2.3%, respectively, compared to the year ended December 31, 2002. The Company's station in Green Bay had a reduction in its gross revenue of approximately $1.2 million in the year ended December 31, 2003 compared to same period in 2002 because the station no longer broadcasts the Packers pre-game show. Network compensation for the year ended December 31, 2003 was $10.1 million, a decrease of $936,000, or 8.5%, compared to $11.0 million for the year ended December 31, 2002. A portion of the decrease in the network compensation was the result of the pre-emption of scheduled programming as a result of the network coverage of the war in Iraq. The remaining decrease in network compensation was the result of a modification to the Company's network affiliation agreements with the ABC network. The modified compensation agreements reduce the amount of compensation paid by ABC to our ABC network affiliates but gives the stations more advertising spots within network programming.

        Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2003 were $135.7 million, compared to $134.4 million for the year ended December 31, 2002, an increase of $1.3 million, or 1.0%. Because the station in Green Bay did not broadcast the Packers pre-game show in 2003, the station had a reduction in production costs of approximately $454,000 in 2003. The Company had increases to its health insurance and property and casualty insurance costs, and various other expenses. Included in the selling, general and administrative expenses is non-cash compensation of $1.1 million for each of the years ended December 31, 2003 and 2002. All of this non-cash compensation relates to the Company's contribution of common stock to its 401(k) plan.

        Amortization of program license rights for the year ended December 31, 2003 was $20.3 million, compared to $17.6 million for the year ended December 31, 2002, an increase of $2.7 million, or 15.3%. In the fourth quarter of 2003, the Company wrote down approximately $1.6 million of Judge Judy at several stations. The remainder of this increase was the result of the purchase of the broadcast rights to the Oprah show at several of the Company's stations and increased renewal costs relating to several other syndicated programs.

        Depreciation of property and equipment and amortization of intangible assets was $25.9 million for the year ended December 31, 2003, compared with $26.2 million for the comparable period in 2002, a decrease of $299,000, or 1.1%. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003, and recorded additional amortization expense of $2.9 million and $2.2 million, respectively.

        Corporate overhead for the year ended December 31, 2003 was $13.2 million, compared to $10.8 million for the comparable period in 2002, an increase of $2.4 million or 22.2%. This increase was a result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions in May 2003, as well as increased legal and professional fees relating to the Company's review of and compliance with corporate governance legislation.

        Interest expense for the year ended December 31, 2003 was $64.8 million, compared to $89.3 million for the same period in 2002, a decrease of $24.5 million, or 27.4%. The decrease was primarily attributable to lower debt levels associated with the Company's repayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers completed in September 2002, as well as reductions in effective interest rates relating to the Company borrowings under LIBOR and prime. The Company received payments on its interest rate swaps of $2.3 million and $1.7 million for the years ended December 31, 2003 and 2002, which was recorded as a reduction of interest expense.

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

        The Company recorded a $3.1 million and $4.1 million non-cash change in market valuation of interest rate swaps for the years ended December 31, 2003 and 2002, respectively. The Company recorded $2.5 million and $7.8 million of non-cash interest expense for the years ended December 31, 2003 and 2002, respectively relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $655,000 and $11.9 million for the years ended December 31, 2003 and 2002, respectively, for its current outstanding fair value economic hedges (see "Liquidity and Capital Resources").

        The Company recorded a loss on extinguishment of debt for the year ended December 31, 2002 of $7.6 million relating to the prepayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers (see "Liquidity and Capital Resources").

        On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments relating to this accrual were finalized in the second quarter of 2003 and the final adjustment to this accrual resulted in the Company recording an additional $2.2 million gain on sale of station. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million for the year ended December 31, 2002. As a result of this income in 2002, the Company was able to realize a tax benefit of $23.8 million from the utilization of the loss from operations for the year ended December 31, 2002 and tax loss carryforwards. The Company recorded income from discontinued operations of $3.8 million for the year ended December 31, 2002.

        In the first quarter of 2002, the Company recorded a cumulative effect of accounting change of $184.9 million net, net of tax benefits of approximately $123.3 million, relating to the adoption of Statement 142. Under Statement 142, the Company will be subject to annual impairment tests and if the tests conclude that an impairment has occurred, the Company will be required to take a charge to continuing operations. The Company performed its 2003 annual impairment test in the fourth quarter of 2003 and determined that the fair value of its long-lived assets was in excess of their carrying values.

        As a result of the factors discussed above, the net loss for the Company was $49.1 million for the year ended December 31, 2003, compared with a net loss of $68.5 million for the year ended December 31, 2002, a decrease of $19.4 million.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001.

        The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV. KCAL-TV results are reflected as discontinued operations.

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

        Depreciation of property and equipment and amortization of intangible assets was $26.2 million for the year ended December 31, 2002, compared with $46.6 million for the comparable period in 2001, a decrease of $20.4 million, or 43.8%. Approximately $23.3 million of the decrease was attributable to the Company adopting the new rules on accounting for goodwill and other intangible assets on January 1, 2002. Excluding the impact of the new accounting rules, the increase of approximately $2.9 million to depreciation and amortization resulted from increased capital expenditures on digital television equipment being depreciated at several stations. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and recorded additional amortization expense of $2.9 million on these intangible assets in 2002.

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

        Interest expense for the year ended December 31, 2002 was $89.3 million, compared to $112.6 million for the same period in 2001, a decrease of $23.3 million, or 20.7%. The decrease was primarily attributable to lower debt levels associated with the Company's repayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers, as well as reductions in effective interest rates relating to the Company borrowings under LIBOR and prime. The Company received payments on its interest rate swaps of $1.2 million and $205,000 for the years ended December 31, 2002 and 2001, which have been recorded as a reduction of interest expense.

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

        The Company recorded a $4.1 million non-cash change in market valuation of interest rate swaps for the year ended December 31, 2002. The Company recorded $7.8 million of non-cash interest expense relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $11.9 million for its current outstanding fair value economic hedges (see "Liquidity and Capital Resources").

        The Company recorded a loss on extinguishment of debt for the year ended December 31, 2002 of $7.6 million relating to the prepayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers (see "Liquidity and Capital Resources").

        On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. As a result of this income, the Company was able to realize a tax benefit of $23.8 million from the utilization of the loss from operations for the year ended December 31, 2002 and tax loss carryforwards. The net tax payable on the gain and discontinued operations related to KCAL-TV was projected to be approximately $28.4 million. The Company recorded income from discontinued operations of $3.8 million for the year ended December 31, 2002 compared to $1.6 million for the same period in 2001.

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

        As a result of the factors discussed above, the net loss for the Company was $68.4 million for the year ended December 31, 2002, compared with a net loss of $63.6 million for the year ended December 31, 2001, an increase of $4.8 million.

Liquidity and Capital Resources

        Cash provided by operations for the year ended December 31, 2003 was $7.5 million as compared to cash used in operations of $21.8 million in 2002. Political revenue for the year ended December 31, 2003 was $5.2 million, a decrease of $26.5 million, or 83.6%, compared to $31.7 million for the year ended December 31, 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections. The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003. The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Amortization of program license rights on the Consolidated Statements of Cash Flows was $20.3 million and $40.7 million for the years ended December 31, 2003 and 2002, respectively, a decrease of $20.4 million. Similarly, payments on program license liabilities on the Consolidated Statements of Cash Flows was $20.6 million and $37.5 million for the years ended December 31, 2003 and 2002, respectively, a decrease of $16.9 million. Both of these decreases were the result of the sale of KCAL-TV on May 15, 2002. Trade accounts payable decreased $6.6 million for the year ended December 31, 2003, compared to an increase of $5.9 million for the year ended December 31, 2002. At December 31, 2002, the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2003. The lower debt levels and reduced effective interest rates relating to the Company's borrowings in 2002 contributed to a decrease in accrued expenses of $5.4 million for the year ended December 31, 2003 compared to a decrease of $14.8 million for the year ended December 31, 2002. As of December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Payments and adjustments relating to this accrual were finalized in the second quarter of 2003. Accounts receivable increased by $1.3 million for the year ended December 31, 2003, compared to a decrease of $36.2 million for the year ended December 31, 2002. The increase in the Company's gross local and national revenues in 2003 caused accounts receivable to increase for the year ended December 31, 2003. The decline in advertising revenues in the San Francisco market during 2002, the loss of the NBC affiliation at KRON-TV on January 1, 2002 and the resulting impact on ratings which negatively affected revenues at KRON-TV, as well as the sale of KCAL-TV combined to cause accounts receivable to decrease sharply for the year ended December 31, 2002. On December 31, 2003, the escrow account established in 2001 to fund the interest payments for the senior notes issued in 2001 (see below) for one-and-a-half years had a balance of zero. Commencing in 2004, these interest payments will be made with cash from operations.

        The performance of KRON-TV has a large proportionate impact on the Company's operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in 2003 at KRON-TV were stronger than those in 2002, the continuing uncertain economic climate in San Francisco makes the outlook unclear.

        Cash used in investing activities for the year ended December 31, 2003 was $15.9 million, compared to cash provided by investing activities for the year ended December 31, 2002 of $615.9 million. Investing activities in 2002 included $632.2 million of proceeds from the sale of KCAL-TV on May 15, 2002 to Viacom Inc. During 2002 and 2003, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. Deposits for the Company decreased $4.6 million and $2.9 million for the year ended December 31, 2003 and 2002, respectively. The decrease in deposits in 2003 and 2002 results from completed digital construction projects being reclassified to property and equipment as capital expenditures. Construction-in-progress balances at December 31, 2003 and 2002 were $2.1 million and $8.1 million, respectively. Capital expenditures for the years ended December 31, 2003 and 2002 were $20.4 million and $19.1 million, respectively.

        Cash provided by financing activities for the year ended December 31, 2003 was $229.1 million, compared to cash used in financing activities for the year ended December 31, 2002 of $485.6 million. On December 23, 2003, the Company received the proceeds from the sale of the December 2003 Notes (as defined) of $140.0 million principal amount (see below). On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem the 8 3/4% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest. In addition, on December 23, 2003, the Company received the proceeds from the sale of the Senior Notes Add-On (as defined) of $90.0 million principal amount and a premium of approximately $6.2 million (see below). On January 22, 2004, the Company used all of the net proceeds of approximately $94.1 million to redeem all of the Company's 9% Senior Subordinated Notes due 2006 plus accrued interest (see below). During the second quarter of 2002, the Company used approximately $225.3 million of the net proceeds from the sale of KCAL-TV to repay in full all indebtedness then outstanding under its senior credit facility. The remaining net proceeds of the KCAL-TV sale, after closing costs and tax provisions, of approximately $350.0 million were used to purchase a portion of the Company's Senior Notes and Senior Subordinated Notes pursuant to the par offers (see below). In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $6.6 million of deferred debt financing costs that will be amortized over the lives of the respective notes. In January 2004, upon the redemption of the 8 3/4% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company expensed all the remaining related deferred debt financing costs, net of accumulated amortization of approximately $1.3 million and recorded it as a loss on extinguishment of debt. On October 17, 2002, as a result of the purchase of Senior Notes in the par offers and in accordance with the escrow agreement relating to the Senior Notes, approximately $11.8 million was released from the escrow account and is available to the Company for general corporate purposes. The Company made payments under capital lease obligations of $781,000 and $798,000 for the years ended December 31, 2003 and 2002, respectively.

        As of December 31, 2003, the Company had $331.2 million of cash-on-hand of which approximately $229.2 million was used on January 22, 2004 for the redemption of the Company's 8 3/4% Senior Subordinated Notes due 2007 and 9% Senior Subordinated Notes due 2006. The remaining $102.0 million of cash-on-hand was available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the indentures.

        On December 22, 2003, the Company amended and restated its senior credit facility (as amended, the "Senior Credit Facility"). The Senior Credit Facility provides for borrowings in the form of a revolving facility in the amount of $230.0 million that terminated on December 23, 2003 in accordance with its terms upon the issuance and sale of the Senior Notes Add-On and the December 2003 Notes, and a revolving credit facility in the amount of $20.0 million that is currently available to the Company and that matures in June 2008.

        Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. In addition, the Company may utilize the undrawn amounts under the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures.

        At December 31, 2003, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company's ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Senior Credit Facility.

        The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 2.25% with the Base Rate and 3.25% with LIBOR.

        Each of the Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries.

        The Senior Credit Facility requires the Company to maintain a senior secured debt to operating cash flow ratio of not more than 1.75x (net of cash up to $50.0 million). The Company is also required to maintain a cash and short-term investment balance of at least $50.0 million.

        On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem previously outstanding subordinated notes. The Company used the remaining proceeds, approximately $253.6 million, to repay a portion of its indebtedness then outstanding under the Company's Senior Credit Facility. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes do not contain terms with respect to transfer restrictions.

        On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes"). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its indebtedness then outstanding under its Senior Credit Facility, including prepayment premiums, and to pay fees related to the Senior Notes. On July 2, 2002, the Company exchanged the Senior Notes for notes of the Company with substantially identical terms of the Senior Notes, except the new notes do not contain terms with respect to transfer restrictions.

        Concurrent with the closing of the Senior Notes, the Senior Notes indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four interest payments on the Senior Notes (the "Escrow Account"). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years. At December 31, 2003, the escrow account established in 2001 to fund the interest payments for the Senior Notes issued in 2001 for one-and-a-half years had a balance of zero. Commencing in 2004, these interest payments will be made with cash from operations.

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

        On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its Senior Notes (the "Senior Notes Add-On"). The Senior Notes Add-on were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Senior Notes Add-On were sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $94.1 million to redeem all of the Company's 9% senior subordinated notes due 2006 plus accrued interest.

        On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8 3/4% Senior Subordinated Notes due 2014 (the "December 2003 Notes"). The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The December 2003 Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of the Company's 8 3/4% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.

        Debt amounts outstanding at December 31, 2002 and 2003 were as follows (dollars in thousands):

	12/31/02	12/31/03		Annualized Interest Payments(1)
Senior Credit Facility	$—	$—		$—
8 1/2% Senior Notes due 2008	156,890	253,109	(2)	20,986
8 3/4% Senior Subordinated Notes due 2014	—	140,000		12,250
9% Senior Subordinated Notes due 2006	86,081	86,081	(3)	—
8 3/4% Senior Subordinated Notes due 2007	137,730	137,730	(3)	—
10% Senior Subordinated Notes due 2011	349,030	348,450	(4)	34,430

Total Debt (excluding capital leases)	$729,731	$965,370	(5)	$67,666

(1)
The annualized interest payments are calculated based on the outstanding principal amounts at December 31, 2003, after giving effect to the debt redemptions in January 2004, multiplied by the interest rates of the related notes.

(2)
Includes an unamortized premium balance of $6.2 million.

(3)
Redeemed in full on January 22, 2004

(4)
Includes unamortized premium balances of $4.7 million and $4.2 million for the years ended December 31, 2002 and 2003, respectively.

(5)
After giving effect to the redemptions referenced above, Total Debt at December 31, 2003 was $741.6 million.

        The Company's total debt at December 31, 2003 was approximately $965.4 million, consisting of $708.1 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $10.4 million of bond premiums and $1.3 million of capital leases. After giving effect to the January 2004 debt redemptions, the Company's total debt at December 31, 2003 was approximately $742.9 million, consisting of $484.3 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $10.4 million of bond premiums and $1.3 million of capital leases. In addition, at December 31, 2003, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

        On June 27, 2001, the Company entered into interest rate swaps agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swap's effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential received was recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of the swap agreements, which was used to pay the outstanding liability upon the termination of the old cash flow hedges, and recorded a swap liability. The Company recorded, for the years ended December 31, 2003 and 2002, $2.5 million and $7.8 million, respectively, of non-cash interest expense relating to the amortization of the old swap liability. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded a mark-to-market change in fair value of $655,000 and $11.9 million for the years ended December 31, 2003 and 2002, respectively, for its current outstanding hedges. Concurrent with the amendment and restatement of the Senior Credit Facility on December 22, 2003, one of the interest rate swap agreements for a total notional amount of $36.8 million was terminated. As of December 31, 2003, the Company has one interest rate swap agreement outstanding for a total notional amount of $63.2 million with one commercial bank who is also a lender under the Senior Credit Facility.

        It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company's Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

        The Company files a consolidated federal income tax return and such state or local tax returns as are required. For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes. The Company recorded a gain from the sale of KCAL-TV for the year ended December 31, 2002 of $151.2 million, net of a provision for income taxes of $135.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002 and tax loss carryforwards. At December 31, 2003, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $129.9 million expiring at various dates through 2023.

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

        The following tables summarize separately the Company's material obligations and commitments at December 31, 2003 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company's liquidity and cash flow in future periods. The Company expects to fund these obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

			Payments Due by Period
Contractual Obligations	Total		Less than 1 year		1 - 3 years	4 - 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$955,000	(1)	$223,811	(1)	$—	$246,890	$484,299
Capital Lease Obligations	1,261		1,027		234	—	—
Operating Leases	7,088		2,136		3,351	903	698
Unconditional Purchase Obligations(2)	14,273		13,425		848	—	—
Other Long-Term Obligations(3)	74,049		6,348		49,552	11,704	6,445

Total Contractual Cash Obligations	$1,051,671	(1)	$246,747	(1)	$53,985	$259,497	$491,442

(1)
$223.8 million was repaid on January 22, 2004.
(2)
Unpaid program license liability reflected on the December 31, 2003 balance sheet.

(3)
Obligations for programming that has been contracted for, but not recorded on the December 31, 2003 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 become effective for the Company during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change. In December 2003, the FASB delayed the implementation date of FIN 46 until March 31, 2004 for entities that are not "special purpose entities" under existing GAAP. The Company's equity investments do not qualify as SPE's, therefore, management has elected to defer adoption of FIN 46 until March 31, 2004, but does not anticipate that such adoption of this interpretation will have a material impact on the results of operating and financial position.

        In December 2003, the FASB issued Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132 (revised 2003)"). Statement 132 (revised 2003) revises employers' disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition provisions of FASB No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132(revised 2003) retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required information should be provided separately for pension plans and for post-retirement plans. Statement 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The Company has made all the necessary disclosures required to be disclosed under Statement 132 (revised).

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with no amounts outstanding as of December 31, 2003, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

        The Company's Senior Subordinated Notes of approximately $708.1 million outstanding as of December 31, 2003 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. On January 22, 2004, the Company used the proceeds from the Senior Notes Add-On and the December 2003 Notes to redeem the remaining principal amount of the January 1996 Notes and the June 1997 Notes. After taking into account these redemptions, the Company's Senior Subordinated Notes outstanding are approximately $484.3 million. After taking into account these redemptions, (i) the Senior Subordinated Notes have fixed rates of interest ranging from 8 3/4% to 10% and are ten-year notes maturing in various years commencing 2011 and (ii) the annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        The Company's Senior Notes of approximately $246.9 million outstanding as of December 31, 2003 have a fixed rate of interest of 8 1/2% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $21.0 million.

        At December 31, 2003, the Senior Notes were trading in the public market with an ask price of 107.8. At December 31, 2003, the 10% Senior Subordinated Notes due 2011 and the 8 3/4% Senior Subordinated Notes due 2014 were trading in the public market with ask prices of 107.5 and 103.5, respectively.

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

Report of Independent Auditors

Board of Directors and Stockholders
Young Broadcasting Inc.

        We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and Subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and Subsidiaries at December 31, 2002 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the accompanying consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

        As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2002.

                      /s/  ERNST & YOUNG LLP

New York, New York
February 17, 2004

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	Restated 2002	2003
Assets
Current assets:
Cash and cash equivalents	$110,406,572	$331,150,335
Trade accounts receivable, less allowance for doubtful accounts of $1,229,000 in 2002 and $1,125,000 in 2003	41,867,871	43,287,278
Income taxes receivable	28,787,381	—
Escrow account	13,248,057	—
Current portion of program license rights	12,910,034	14,041,957
Prepaid expenses	3,445,842	3,150,901

Total current assets	210,665,757	391,630,471
Property and equipment, less accumulated depreciation and amortization	90,509,977	93,066,436
Program license rights, excluding current portion	1,129,042	680,428
Deposits and other assets	14,035,792	9,396,627
Deferred tax assets	6,000,000	—
Unamortizable intangible assets	465,519,649	465,519,649
Amortizable intangible assets, net	93,219,325	87,529,939
Deferred charges, less accumulated amortization	9,280,535	13,840,698

Total assets	$890,360,077	$1,061,664,248

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$15,278,888	$8,725,654
Accrued interest	15,359,910	16,075,312
Accrued income tax liability	699,439	—
Accrued expenses	23,104,967	17,220,773
Current installments of program license liability	12,300,554	13,425,084
Current installments of long-term debt	—	223,811,000
Current installments of obligations under capital leases	549,751	1,026,959

Total current liabilities	67,293,509	280,284,782
Program license liability, excluding current installments	1,596,676	847,988
Long-term debt, excluding current installments	729,730,537	741,559,285
Long-term taxes and other liabilities	16,254,005	10,408,276
Obligations under capital leases, excluding current installments	1,492,346	234,154

Total liabilities	816,367,073	1,033,334,485

Stockholders' equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,505,878 shares at 2002 and 17,695,857 at 2003	17,506	17,696
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,211,666 shares at 2002 and 2,129,414 at 2003	2,212	2,129
Additional paid-in capital	376,234,121	377,802,562
Accumulated other comprehensive loss	(3,967,980)	(2,082,402)
Accumulated deficit	(298,292,855)	(347,410,222)

Total stockholders' equity	73,993,004	28,329,763

Total liabilities and stockholders' equity	$890,360,077	$1,061,664,248

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2001	Restated 2002	2003
Net operating revenue	$266,788,061	$225,108,219	$207,668,441

Operating expenses, excluding depreciation expense	70,774,781	76,059,985	75,433,969
Amortization of program license rights	20,176,442	17,573,602	20,301,259
Selling, general and administrative expenses, excluding depreciation expense	57,984,084	58,385,198	60,245,835
Depreciation and amortization	46,613,391	26,205,265	25,905,538
Corporate overhead, excluding depreciation expense	9,934,111	10,813,473	13,234,346
Restructuring costs	—	4,685,320	—

Operating income	61,305,252	31,385,376	12,547,494

Interest expense, net	(112,633,976)	(89,323,002)	(64,793,438)
Non-cash change in market valuation of swaps	(1,477,927)	4,069,187	(3,130,368)
Loss on extinguishments of debt	(12,436,550)	(7,584,635)	—
Other income (expense), net	47,685	(868,060)	473,466

	(126,500,768)	(93,706,510)	(67,450,340)

Loss from continuing operations before benefit for income taxes and cumulative effect of accounting change	(65,195,516)	(62,321,134)	(54,902,846)
Benefit from income taxes	—	23,759,146	3,595,144

Loss from continuing operations before cumulative effect of accounting change	(65,195,516)	(38,561,988)	(51,307,702)
Income from discontinued operations, net of taxes, including gain on sale of $151.2 million in 2002 and $2.2 million in 2003	1,580,661	155,012,876	2,190,335

(Loss) income before cumulative effect of accounting change	(63,614,855)	116,450,888	(49,117,367)
Cumulative effect of accounting change, net of taxes of $123.3 million	—	(184,904,433)	—

Net loss	$(63,614,855)	$(68,453,545)	$(49,117,367)

Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(3.59)	$(1.96)	$(2.59)
Income from discontinued operations, net	0.09	7.88	0.11
Cumulative effect of accounting change, net	—	(9.40)	—

Net loss per common share	$(3.50)	$(3.48)	$(2.48)

Weighted average shares—Basic and dilutive	18,185,945	19,675,883	19,783,227

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Equity
	Class A	Class B
Balance at January 1, 2001	$14,253	$2,292	$69,301,468	$269,301,468			$103,093,558
Contribution of shares into Company's defined contribution plan	61		1,521,874				1,521,935
Conversion of Class B Common Stock to Class A Common Stock	27	(27)
Exercise of stock options	28		572,417				572,445
Issuance of Class A Common Stock	3,000		103,497,000				103,500,000
Net loss for 2001				(63,614,855)		$(63,614,855)	(63,614,855)
Cumulative effect of change in Accounting for cash flow hedge					$(6,816,890)	(6,816,890)	(6,816,890)
Net change associated with current period hedging transactions					(6,265,478)	(6,265,478)	(6,265,478)
Net amount of reclassification to earnings					2,777,465	2,777,465	2,777,465

Total comprehensive loss						$(73,919,758)

Balance at December 31, 2001	$17,369	$2,265	$374,892,759	$(229,839,310)	$(10,304,903)		$134,768,180
Contribution of shares into Company's defined contribution plan	75		1,195,491				1,195,566
Conversion of Class B Common Stock to Class A Common Stock	53	(53)
Employee stock purchase plan	9		142,101				142,110
Exercise of stock options			3,770				3,770
Net loss for 2002				(68,453,545)		$(68,453,545)	(68,453,545)
Minimum pension liability adjustment					(1,493,383)	(1,493,383)	(1,493,383)
Amount of reclassification to earnings					7,830,306	7,830,306	7,830,306

Total comprehensive loss						$(62,116,622)

Balance at December 31, 2002	$17,506	$2,212	376,234,121	$(298,292,855)	$(3,967,980)		$73,993,004
Contribution of shares into Company's defined contribution plan	71		1,101,714				1,101,785
Conversion of Class B Common Stock to Class A Common Stock	83	(83)
Employee stock purchase plan	18		225,922				225,940
Exercise of stock options	18		237,494				237,512
Net loss for 2003				(49,117,367)		$(49,117,367)	(49,117,367)
Other			3,311				3,311
Minimum pension liability adjustment					(589,019)	(589,019)	(589,019)
Amount of reclassification to earnings					2,474,597	2,474,597	2,474,597

Total comprehensive loss						$(47,231,789)

Balance at December 31, 2003	$17,696	$2,129	377,802,562	$(347,410,222)	$(2,082,402)		$28,329,763

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2001	Restated 2002	2003
Operating activities
Net loss	$(63,614,855)	$(68,453,545)	$(49,117,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting, net of taxes	—	184,904,433	—
Gain on sale of stations, net of taxes	—	(151,185,861)	(2,190,335)
Benefit from income tax	—	(23,759,146)	(3,595,144)
Depreciation and amortization of property and equipment	25,262,790	18,051,403	18,083,578
Amortization of program license rights	59,523,235	40,721,985	20,301,259
Amortization of broadcasting licenses, other intangibles and deferred charges	36,505,954	9,140,894	7,821,960
Non-cash compensation paid in Common Stock	1,468,532	1,146,068	1,112,680
Non-cash change in market valuation of swaps	(2,410,872)	(4,069,187)	3,130,368
Loss on extinguishment of debt	12,436,550	7,584,635	—
Loss on disposal of fixed assets	713,421	13,372	84,293
Income from escrow deposits	—	(1,001,366)	(97,762)
Interest payments from escrow account	—	17,765,825	13,335,650
Income tax (payments) refund, net	—	(42,500,000)	32,382,525
Payments on programming license liabilities	(54,432,840)	(37,511,259)	(20,597,463)
Decrease (increase) in trade accounts receivable	19,554,386	36,229,903	(1,289,610)
(Increase) decrease in prepaid expenses	(1,972,093)	625	305,110
(Decrease) increase in trade accounts payable	(7,272,605)	5,913,612	(6,675,857)
Decrease in accrued expenses and other liabilities	(779,225)	(14,819,722)	(5,448,058)

Net cash provided by (used in) operating activities	24,982,378	(21,827,331)	7,545,827

Investing activities
Capital expenditures	(10,726,991)	(19,126,352)	(20,429,249)
Net proceeds from sale of KCAL-TV	—	632,167,115	—
(Increase) decrease in deposits and other assets	(4,041,326)	2,880,895	4,559,245

Net cash (used in) provided by investing activities	(14,768,317)	615,921,658	(15,870,004)

Financing activities
Borrowings from credit facilities	92,232,778	90,870,700	—
Payments on credit facilities	(652,226,895)	(236,523,804)	—
Deferred debt financing costs	(18,912,138)	(942,897)	(6,610,899)
Repurchase and redemption of notes	(254,445,131)	(350,000,000)	—
Proceeds from sale of notes	758,411,991	—	236,219,000
Escrow account	(41,777,718)	11,765,202	—
Proceeds from issuance of common stock	103,500,000	—	—
Proceeds from exercise of options	572,445	3,770	237,512
Principal payments under capital lease obligations	(1,208,608)	(797,520)	(780,984)
Proceeds from other financing activities	—	—	3,311

Net cash (used in) provided by financing activities	(13,853,276)	(485,624,549)	229,067,940

Net (decrease) increase in cash	(3,639,215)	108,469,778	220,743,763
Cash and cash equivalents at beginning of year	5,576,009	1,936,794	110,406,572

Cash and cash equivalents at end of year	$1,936,794	$110,406,572	$331,150,335

Supplemental disclosure of cash flow information
Interest paid	$116,969,414	$104,694,552	$65,662,547

Income tax payments (refund), net	$—	$42,500,000	$(32,382,525)

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

        On February 17, 2004, the Company announced that it was adopting a policy that network affiliation agreements will be amortized over a period of 25 years effective January 1, 2002. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company's consolidated statements of operations have been restated to correct the amortization of network affiliation agreements for the year ended December 31, 2002 by recording additional amortization expense of approximately $2.9 million on these intangible assets. The effects on the components of net income (loss) are as follows (dollars in thousands, except per share data):

	Year Ended December 31, 2002
	As Reported	As Restated
Operating Income	$34,309	$31,386
Interest expense, net	(89,323)	(89,323)
Non-cash change in market valuation of swaps	4,069	4,069
Loss on extinguishment of debt	(7,585)	(7,585)
Other expense, net	(868)	(868)

	(93,707)	(93,707)

Loss from continuing operations before (provision) benefit from income taxes and cumulative effect of accounting change	$(59,398)	$(62,321)
Benefit from income tax	23,759	23,759

Loss from continuing operations before cumulative effect of accounting change	(35,639)	(38,562)
Income from discontinued operations, net of taxes, including gain on sale of $151.2 million	155,013	155,013

Income before cumulative effect of accounting change, net of taxes of $123.3 million	119,374	116,451
Cumulative effect of accounting change, net	(184,904)	(184,904)

Net loss	$(65,530)	$(68,453)

Basic loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(1.81)	$(1.96)
Income from discontinued operations, net	7.88	7.88
Cumulative effect of accounting change, net	(9.40)	(9.40)

Net loss per common share-basic	$(3.33)	$(3.48)

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

Program License Rights

        Program license rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program rights with lives of one year or less are amortized on a straight-line basis. Program license rights are evaluated on a quarterly basis to determine if revenues being generated are sufficient to cover the amortization expense of the programs. If the revenues are insufficient, additional analysis is done by the Company to determine if there is an impairment of the asset. If an impairment exists, the Company will "write-down" the program as additional amortization of program license rights.

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

Classification	Estimated Useful Lives
Land improvements	5 - 19 years
Buildings and building improvements	5 - 40 years
Broadcast equipment	3 - 10 years
Office furniture, fixtures and other equipment	5 - 8 years
Vehicles	3 - 5 years

        Property and equipment at December 31, 2002 and 2003 consist of the following:

	2002	2003
	(in thousands)
Land and land improvements	$7,426	$7,440
Buildings and building improvements	40,729	40,480
Broadcast equipment	178,789	180,803
Office furniture, fixtures and other equipment	14,326	16,507
Vehicles	6,597	7,734

	247,867	252,964
Less accumulated depreciation and amortization	157,357	159,898

	$90,510	$93,066

Deposits and Other Assets

        Deposits and other assets include approximately $8.1 million and $2.1 million of construction-in-progress at December 31, 2002 and 2003, respectively, a large portion of the 2002 amount related to digital equipment projects, which were reclassified to property and equipment in 2003. The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.

Broadcast Licenses and Other Intangibles

        Broadcast licenses represents the excess of the cost of an acquired television station over the sum of the amounts assigned to assets acquired less liabilities assumed. Intangible assets, which include network affiliation agreements and other intangibles, are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals. Prior to January 1, 2002, goodwill, broadcast licenses, network affiliation agreements and other intangible assets were amortized on a straight-line basis over varying periods, not exceeding 40 years.

        In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing goodwill and broadcast licenses. During the first quarter of 2002, the Company completed its review for impairment of goodwill and certain other intangibles and recognized an impairment loss of $184.9 million, net of tax benefits of approximately $123.3 million, as a cumulative effect of an accounting change. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California. The Company performed its annual impairment test in the fourth quarter of 2002 and 2003 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

        On February 17, 2004, the Company announced that it was adopting a policy that network affiliation agreements will be amortized over a period of 25 years effective January 1, 2002. As a result of this decision, the Company's consolidated statements of operations have been adjusted to correct the amortization of network affiliation agreements for the year ended December 31, 2002.

        The following table sets forth the additional disclosures related to goodwill and intangible assets required under Statement 142:

	Restated As of December 31, 2002			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Unamortizable intangible assets:
Broadcast licenses	$465,520			$465,520
Amortizable intangible assets:
Network affiliations	$93,193	$(23,331)	$69,862	$93,193	$(25,957)	$67,236
Other intangible assets	29,587	(6,230)	23,357	29,531	(9,237)	20,294

Total amortized intangible assets	$122,780	$(29,561)	$93,219	$122,724	$(35,194)	$87,530

        Aggregate amortization expense for the years ended December 31, 2001, 2002 and 2003 was $24.7 million, $6.3 million and $5.8 million, respectively. The amortization expense for other intangible assets is estimated to be approximately $6.3 million in 2004 and, $6.3 million in 2005, $6.3 million in 2006, $6.3 million in 2007 and $6.3 million in 2008.

        The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (dollars in thousands):

Balance as of January 1,	$71,450
Goodwill reduction related to sale of KCAL-TV	(71,450)

Balance as of December 31,	$—

        As part of an ongoing review of the valuation and amortization of other intangibles of the Company and its subsidiaries, management assesses the carrying value of other finite-lived intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that other finite-lived intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangibles would be reduced to estimated fair value.

Deferred Charges

        Deferred charges at December 31, 2002 and 2003 consist of the following (dollars in thousands):

	2002	2003
Debt issuance costs	$10,008	$16,619
Other	3,308	2,603

	13,316	19,222
Less accumulated amortization	(4,035)	(5,381)

	$9,281	$13,841

        Deferred charges incurred during 2003 consisted primarily of debt issuance costs incurred in connection with the Company's Senior Notes Add-On and the December 2003 Notes issued on December 23, 2003 (See note 6). In January 2004, upon the redemption of the 8 3/4% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company expensed all of the remaining related deferred debt financing costs, net of accumulated amortization of approximately $1.3 million, and recorded it as a loss on extinguishment of debt.

Revenue

        The Company's primary source of revenue is derived from the sale of television air-time to advertisers. Revenue is recorded when the advertisements are broadcast.

Barter Arrangements

        The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment by the Company amounted to approximately $945,000, $282,000 and $345,000 in 2001, 2002 and 2003, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2002 and 2003, of $329,000 and $343,000, respectively.

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

        The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of December 31, 2003, the Company has one interest rate swap that served as an economic hedge of its fixed rate debt.

        The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter and any changes in fair value are recognized in earnings in the current period. For the years ended December 31, 2001, 2002 and 2003, the Company recorded a mark-to-market non-cash change in fair value of approximately $2.4 million, $4.1 million and $3.1 million, respectively for its current outstanding economic hedges.

Concentration of Credit Risk

        The performance of KRON-TV has a large proportionate impact on the Company's operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in 2003 at KRON-TV were stronger than those in 2002, the continuing uncertain economic climate in the San Francisco market makes the outlook unclear.

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

        In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognized the expense over the vesting period of the award. The following table illustrates the effect on net loss and loss per share if the Company had accrued the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	2001	2002	2003
	(dollars in thousands, except per share data)
Net income (loss)—as reported	$(63,615)	$(68,454)	$(49,117)
Compensation expense	3,330	3,772	4,448
Net income (loss)—pro forma	$(66,945)	$(72,226)	$(53,565)
Net income (loss) per basic common share-as reported	$(3.50)	$(3.38)	$(2.48)
Net income (loss) per basic common share-pro forma	$(3.68)	$(3.67)	$(2.71)

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate:
2001	4.65%
2002	2.68%
2003	2.98%
Expected life of options	5 years

        The weighted average fair value of options granted during 2001 and 2002 was $7.60 and $4.99, respectively. The Company did not grant options during 2003.

Impact of Recently Issued Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 become effective for the Company during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change. In December 2003, the FASB delayed the implementation date of FIN 46 until March 31, 2004 for entities that are not "special purpose entities" under existing GAAP. The Company's equity investments do not qualify as SPE's, therefore, management has elected to defer adoption of FIN 46 until March 31, 2004, but does not anticipate that such adoption of this interpretation will have a material impact on the results of operating and financial position.

        In December 2003, the FASB issued Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits ("Statement 132 (revised 2003)"). Statement 132 (revised 2003) revises employers' disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition provisions of FASB No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for

Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132 (revised 2003) retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required information should be provided separately for pension plans and for post-retirement plans. Statement 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The Company has made all the necessary disclosures required to be disclosed under Statement 132 (revised) and has presented it in Note 9.

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

3.     Sale of KCAL-TV

        On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. In accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("Statement 144"), the results from continuing operations for all periods presented do not include the results of operations for KCAL-TV which are reflected as discontinued operations. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses, related to the sale of KCAL-TV and the Company's obligation to reimburse Viacom Inc. for certain costs. Substantially all payments and adjustments relating to this accrual were finalized in 2003.

        The Company recorded income from discontinued operations related to KCAL-TV of $1.6 million and $3.8 million for the years ended December 31, 2001 and 2002, respectively. Net operating revenue of KCAL-TV was $101.4 million and $44.0 million for the years ended December 31, 2001 and 2002, respectively.

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

4.     Restructuring Costs

        The Company recorded $4.7 million of restructuring costs for the year ended December 31, 2002 for costs incurred by the Company in connection with a reorganization plan implemented at KRON-TV on October 1, 2002. The restructuring cost consists of a $3.1 million prepayment of certain syndicated programming, which amended the existing contracts giving the station more favorable terms, $1.3 million of severance and employee benefits and $300,000 of other costs related to these activities. The total number of employees terminated under the severance costs was 27, consisting of 15 union employees and 12 non-union employees in various departments within KRON-TV, including on-air talent. As of December 31, 2002, costs accrued under this plan were approximately $1.3 million, all of which was paid for in 2003.

5.     Program License Rights and Liability

        The Company entered into agreements for program license rights, which became available in 2002 and 2003 of approximately $19.6 million and $21.0 million, respectively.

        The unpaid program license liability, which is reflected in the December 31, 2003 balance sheet, is payable during each of the years subsequent to 2003 as follows: $13.4 million in 2004; $773,000 in 2005; $52,000 in 2006; $23,000 in 2007.

        The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $74.0 million at December 31, 2003. In connection with the Company's ongoing evaluation of its programming contracts, a write-down to fair value may be required when such programs become available for airing. In the fourth quarter of 2003, the Company wrote down approximately $1.6 million of Judge Judy at several stations.

6.     Long-Term Debt

        Long-term debt at December 31, 2002 and 2003 consisted of the following:

	(dollars in thousands)
	2002	2003
Senior Credit Facility	$—	$—
8 1/2% Senior Notes due 2008	156,890	253,109	(1)
8 3/4% Senior Subordinated Notes due 2014, including bond premium	—	140,000
9% Senior Subordinated Notes due 2006	86,081	86,081	(2)
8 3/4% Senior Subordinated Notes due 2007	137,730	137,730	(2)
10% Senior Subordinated Notes due 2011, including bond premium	349,030	348,450	(3)

Total Long-term debt	729,731	965,370
Less:
Scheduled current maturities	—	223,811

Long-term debt excluding all current installments	$729,731	$741,559

(1)
Includes an unamortized premium balance of $6.2 million.

(2)
Redeemed in full on January 22, 2004.

(3)
Includes unamortized premium balances of $4.7 million and $4.2 million for the years ended December 31, 2002 and 2003, respectively.

Senior Credit Facility

        On December 22, 2003, the Company amended and restated its senior credit facility (as amended, the "Senior Credit Facility"). The Senior Credit Facility provides for borrowings in the form of a revolving facility in the amount of $230.0 million that terminated on December 23, 2003 in accordance with its terms upon the issuance and sale of the Senior Notes Add-On and the December 2003 Notes, and a revolving credit facility in the amount of $20.0 million that is currently available to the Company and that matures in June 2008.

        Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company's obligation. In addition, the Company may utilize the undrawn amounts under the Senior Credit Facility to retire or prepay subordinated debt, subject to the limitations set forth in the indentures.

        At December 31, 2003, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company's ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Primary Revolving Credit Facility portion of the Senior Credit Facility.

        The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary "CD Rate" or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 2.25% with the Base Rate and 3.25% with LIBOR.

        Each of the Company's Subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries.

        The Senior Credit Facility requires the Company to maintain a senior secured debt to operating cash flow ratio of not more than 1.75x (net of cash up to $50.0 million). The Company is also required to maintain a cash and short-term investment balance of at least $50.0 million.

Interest Rate Swaps

        On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swaps' effective date was September 4, 2001 and expire on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received is recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of these swap agreements, which was used to pay the outstanding liability upon the termination of old cash flow hedges, and recorded a new swap liability. The Company recorded non-cash interest expense relating to the amortization of the old swap liability of $3.8 million, $7.8 million and $2.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded $2.3 million, $11.9 million and $655,000 mark-to-market changes in fair value of its current outstanding hedges for the years ended December 31, 2001, 2002 and 2003, respectively. Concurrent with the Senior Credit Facility, one of the interest rate swap agreements for a total notional amount of $36.8 million was terminated on December 22, 2003. As of December 31, 2003, the Company has one interest rate swap agreement outstanding for a total notional amount of $63.2 million with one commercial bank who is also a lender under the Senior Credit Facility.

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

        Concurrent with the closing of the Senior Notes, the indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four semi-annual interest payments on the Senior Notes (the "Escrow Account"). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years. At December 31, 2003, the escrow account established in 2001 to fund the interest payments for the Senior Notes issued in 2001 for one-and-a-half years had a balance of zero. Commencing in 2004, these interest payments will be made with cash from operations.

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

        On December 23, 2003, the Company completed a private offering of $90.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the "Senior Notes Add-On"). The Senior Notes Add-on were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Senior Notes Add-On were sold at a premium of approximately $6.2 million. The Company used all of the net proceeds of approximately $94.1 million to redeem all of the Company's 9% senior subordinated notes due 2006 (see below).

        At December 31, 2003, the Senior Notes were trading in the public market with ask prices of 107.75.

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

        On January 22, 2004, the Company used the proceeds from the Senior Notes Add-On (as defined below) to redeem the remaining outstanding principal amount of the January 1996 Notes, plus accrued interest.

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

        On January 22, 2004, the Company used the proceeds from the December 2003 Notes offering (see below) to redeem the remaining outstanding principal amount of the June 1997 Notes, plus redemption premium and accrued interest.

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

        On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8 3/4% Senior Subordinated Notes due 2014 (the "December 2003 Notes"). The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The December 2003 Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem the June 1997 Notes, plus a redemption premium and accrued interest.

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

        At December 31, 2003 the March 2001 Notes and the December 2003 Notes were trading in the public market with ask prices of 107.5 and 103.5, respectively.

        Long-term debt repayments are due as follows (in thousands):

	Senior Credit Facility	Senior Notes	Senior Subordinated Notes
Year ended December 31:
2004	$—	$—	$223,811	(1)
2005	—	—	—
2006	—	—	—
2007	—	—	—
2008	—	246,890	—
Thereafter	—	—	484,299

	$—	$246,890	$708,110

(1)
Redeemed in full on January 22, 2004.

7.     Stockholders' Equity

Common Stock

        The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will generally vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2003, there were no holders of Class C Common Stock outstanding.

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

        The terms of the Senior Credit Facility and the indentures relating to the Company's outstanding Senior Notes and Senior Subordinated Notes (collectively the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to the dividend, no default would result under the Indentures and the Company would have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

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

        The 1995 Stock Option Plan provides for the granting of ISOs to purchase the Company's Common Stock at not less than the fair market value on the date of the option grant and the granting of non-qualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The total number of shares with respect to which options and SARs may be granted under the 1995 Stock Option Plan is currently 4,550,000. As of December 31, 2003, non-qualified and incentive stock options for an aggregate of 4,007,631 shares at various prices from $10.01 to $61.20 have been granted to various individuals, including various executive officers. The 1995 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceed $100,000, the option will be treated as a non-qualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Stock Option Plan after February 5, 2005, and no option may be outstanding for more than ten years after its grant.

        Changes during 2001, 2002 and 2003 in stock options are summarized below:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2001	2,432,453	$26.01
Granted	1,466,200	24.82
Exercised	(27,550)	20.78
Forfeited	(22,200)	26.14

Outstanding at December 31, 2001	3,848,903	$25.60
Granted	798,275	10.05
Exercised	(250)	15.08
Forfeited	(487,497)	31.29

Outstanding at December 31, 2002	4,159,431	$21.94
Granted	—	—
Exercised	(19,200)	12.36
Forfeited	(30,100)	23.68

Outstanding at December 31, 2003	4,110,131	$21.97

        Options for 2,017,655 shares, 2,183,446 shares and 2,634,131 shares were exercisable at December 31, 2001, 2002 and 2003, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$10.01 - $15.08	1,476,225	8.2	12.40	532,650	13.09
$19.75 - $25.38	1,396,459	5.6	21.35	1,219,884	21.38
$26.95 - $30.75	445,195	3.0	30.46	445,195	30.46
$31.50 - $38.57	693,760	6.9	34.97	337,910	34.80
$43.50 - $61.20	98,492	4.3	44.43	98,492	44.43

	4,110,131	6.5	$21.97	2,634,131	$23.82

        Included in the outstanding options as of December 31, 2003, were 102,500 non-qualified options with an exercise price of $22.06 that were granted outside of the 1995 Stock Option Plan.

        At December 31, 2003, the Company has reserved 108,417 shares of its Class A Common Stock and 4,001,714 shares of Class B Common Stock in connection with stock options.

        On February 3, 2004, the Company adopted the Young Broadcasting Inc. 2004 Equity Incentive Plan ("2004 Plan"), subject to stockholder approval. The 2004 Plan is a continuation of the 1995 Stock Option Plan and, if approved by the Company's stockholders, will supplant the 1995 Stock Option Plan, under which no further awards will be made. The terms of the 2004 Plan do not authorize additional shares of the Company's common stock to be available for issuance in settlement of awards. Instead, the 2004 Plan will continue to have the same number of shares that were authorized under the 1995 Stock Option Plan. The 2004 Plan will be submitted for stockholder approval at the Company's 2004 annual meeting of stockholders.

Employee Stock Purchase Plan

        In 2001, the Company adopted an employee stock purchase plan which provides that eligible employees may contribute up to 15% of their compensation towards the semi-annual purchase of the Company's common stock. The employee's purchase price is 95% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of the semi-annual offering period for each calendar year). No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 50,000. There were 8,617 shares issued under the plan during 2002 at prices ranging from $13.98 to $17.06. There were 18,008 shares issued under the plan during 2003 at a price of $12.51. In January 2004, the Company issued 7,956 shares under the plan at a price of $19.04 for the semi-annual period ended December 31, 2003.

Non-Employee Directors' Deferred Stock Unit Plan

        On October 1, 2003, the Company adopted the Young Broadcasting Inc. 2003 Non-Employee Directors' Deferred Stock Unit Plan (the "2003 Plan"), subject to stockholder approval. The 2003 Plan provides for the award of deferred stock units to non-employee directors of the Company.

        Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board. For the twelve months beginning October 1, 2003, each of the five non-employee directors of the Company received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. Accordingly, on October 1, 2003, an aggregate of 7,728 deferred stock units was granted to the five non-employee directors, subject to stockholder approval of the 2003 Plan. The deferred stock units represent the right to receive a like number of shares of Company common stock six months following the date the director ceases to serve as a board member, to the extent the units have vested as of such date. The deferred stock units vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

8.     Income Taxes

        For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes. The Company recorded a gain from the sale of KCAL-TV for the year ended December 31, 2002 of $151.2 million, net of a provision for income taxes of $135.9 million. As a result of this income, the Company was able to realize a tax benefit from the utilization of the loss from operations for the year ended December 31, 2002 and tax loss carryforwards. (See Note 2).

        At December 31, 2003, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $129.9 million expiring at various dates through 2023.

        The total tax provision (benefit) recorded for the years ended December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Federal
Current	$13,992	$—
Deferred	(31,402)	—

	(17,410)	—
State
Current	14,413	(3,595)
Deferred	(6,048)	—

	8,365	(3,595)

Total	$(9,045)	$(3,595)

        The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense (benefit) is as follows (dollars in thousands):

	2001	2002	2003
Provision(benefit) at federal statutory rate (35%)	$(22,818)	$(21,812)	$(19,216)
State and Local Tax Provision(Benefit)	—	(2,970)	(3,595)
Losses with no benefit	22,818	1,023	19,216

Total Tax	$—	$(23,759)	$(3,595)

        Significant components of the Company's deferred tax assets/(liabilities) as of December 31, 2002 and 2003 are as follows:

	2002	2003
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$68,137	$45,634
Net Operating Loss Carryforwards	5,384	51,957
Stock Option Compensation Accrued	7,033	6,972
Accounts Receivable	212	452
Interest Rate Swap Agreements	(10,558)	(8,834)
Fixed Assets	3,740	1,200
Other	416	259
Less: Valuation Allowance for Deferred Tax Assets	(68,364)	(97,640)

Net Deferred Tax Asset/(Liability)	$6,000	$—

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

        For the years ended December 31, 2001, 2002 and 2003, the Company paid and accrued matching contributions (60,549, 74,661 and 70,467 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to approximately $1.5 million, $1.1 million and $1.1 million, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2003 were made on January 9, 2004.

        The Company's defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees. The pension plan's weighted average asset allocations by asset category are as follows:

	December 31,
	2003	2002
Equity securities	49.6%	42.1%
Fixed-income	50.4%	57.9%

Total	100.0%	100.0%

        The primary investment objectives for the pension plan assets are to achieve long-term moderate growth and intermediate-term stability.

        The pension plan's investment policy includes the following allocation guidelines:

Asset Class	Policy Target
Equity investments	70%
Fixed-income investments	30%

Total	100%

        The Company expects to contribute between $250,000 and $350,000 to the benefit plan in 2004.

        Components of the net periodic benefit plan were as follows:

	2002	2003
Estimated return of plan assets	$686,043	$664,106
Service cost	(312,247)	(347,624)
Interest cost	(556,692)	(578,237)
Net amortization and deferral	(32,446)	(32,446)

Net periodic benefit (cost)	$(215,342)	$(294,201)

        As of December 31, the status of the Company's defined benefit pension plan was as follows:

	2002	2003
Projected benefit obligation, beginning of year	$7,888,223	$8,968,046
Service cost	312,247	347,624
Interest cost	556,692	578,237
Actuarial loss (gain)	490,864	632,891
Benefits paid	(279,980)	(297,251)

Projected benefit obligation, end of year	$8,968,046	$10,229,547

Fair value of plan assets, beginning of year	7,048,592	6,182,316
Actual return of plan assets	(586,296)	790,955
Employer contributions	—	38,992
Benefits paid	(279,980)	(297,251)

Fair value of plan assets, end of year	$6,182,316	$6,715,012

Fair value of plan assets in excess of projected benefit obligation	$(2,785,730)	$(3,514,535)
Unrecognized net (gain) loss	2,500,622	3,006,664
Unrecognized prior service cost/other	699,048	642,872
Unrecognized transition obligation (asset)	(85,026)	(61,296)

Net amount recognized	$328,914	$73,705

Weighted average discount rate	6.75%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.00%

        Amounts recognized in the statement of financial position consist of:

	2002	2003
Accrued benefit cost	$(1,863,517)	$(2,651,569)
Intangible asset	699,048	642,872
Accumulated other comprehensive income	1,493,383	2,082,402

Net amount recognized	$328,914	$73,705

        Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2002	2003
Projected benefit obligation	$8,968,046	$10,229,547
Accumulated benefit obligations	8,045,833	9,366,581
Fair value of plan assets	6,182,316	6,715,015

10.   Commitments and Contingencies

        The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 2002 and 2003, the net amount of property and equipment recorded under capital leases was $1.8 million and $696,000, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

        The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2003 are as follows:

	Capital Leases	Operating Leases
	(dollars in thousands)
Year ending December 31:
2004	$1,027	$2,136
2005	225	1,292
2006	9	1,056
2007	—	1,003
2008	—	903
Thereafter	—	698

Total minimum lease payments	$1,261	$7,088

        Rental expense charged to continuing operations under operating leases for the years ended December 31, 2001, 2002 and 2003 was approximately $3.8 million, $2.4 million and $2.4 million, respectively.

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such other proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

11.   Quarterly Financial Data (Unaudited)

        On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company's consolidated statements of operations have been restated to record additional amortization expense for the four quarters of 2002 and the first three quarters of 2003 by approximately $731,000 per quarter.

        The following summarizes the Company's reported and restated results of operations for each quarter of 2003 and 2002 (in thousands, except per share amounts). The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

	As Reported
2003	First Quarter	Second Quarter	Third Quarter
Net operating revenue	$47,238	$53,939	$51,378
Operating expenses, excluding depreciation expense	18,507	18,852	19,422
Amortization of program license rights	4,625	4,329	4,522
Selling, general and administrative expenses, excluding depreciation expense	15,040	14,791	14,109
Depreciation and amortization	5,996	5,853	5,911
Corporate overhead, excluding depreciation expense	3,137	3,291	3,153

Operating (loss) income	(67)	6,823	4,261
Interest expense, net	(16,020)	(15,897)	(15,956)
Non-cash change in market valuation of swaps	(1,461)	2,193	(3,177)
Other expense, net	(173)	42	(43)

	(17,654)	(13,662)	(19,176)

Loss from continuing operations before benefit from income taxes	(17,721)	(6,839)	(14,915)
Benefit from income tax	—	—	3,595

Loss from continuing operations	(17,721)	(6,839)	(11,320)
Income from discontinued operations, net of taxes	—	2,190	—

Net loss	$(17,721)	$(4,649)	$(11,320)

Basic loss per common share:
Loss from continuing operations	$(0.90)	$(0.35)	$(0.57)
Income from discontinued operations, net	—	0.11	—

Net loss per common share-basic	$(0.90)	$(0.24)	$(0.57)

	As Restated
2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$47,238	$53,939	$51,378	$55,113	$207,668
Operating expenses, excluding depreciation expense	18,507	18,852	19,422	18,653	75,434
Amortization of program license rights	4,625	4,329	4,522	6,825	20,301
Selling, general and administrative expenses, excluding depreciation expense	15,040	14,791	14,109	16,306	60,246
Depreciation and amortization	6,727	6,584	6,642	5,953	25,906
Corporate overhead, excluding depreciation expense	3,137	3,291	3,153	3,653	13,234

Operating (loss) income	(798)	6,092	3,530	3,723	12,547
Interest expense, net	(16,020)	(15,897)	(15,956)	(16,920)	(64,793)
Non-cash change in market valuation of swaps	(1,461)	2,193	(3,177)	(685)	(3,130)
Other expense, net	(173)	42	(43)	648	474

	(17,654)	(13,662)	(19,176)	(16,957)	(67,449)

Loss from continuing operations before benefit from income taxes	(18,452)	(7,570)	(15,646)	(13,234)	(54,902)
Benefit from income tax	—	—	3,595	—	3,595

Loss from continuing operations	(18,452)	(7,570)	(12,051)	(13,234)	(51,307)
Income from discontinued operations, net of taxes	—	2,190	—	—	2,190

Net loss	$(18,452)	$(5,380)	$(12,051)	$(13,234)	$(49,117)

Basic loss per common share:
Loss from continuing operations	$(0.93)	$(0.38)	$(0.61)	$(0.67)	$(2.59)
Income from discontinued operations, net	—	0.11	—	—	0.11

Net loss per common share-basic	$(0.93)	$(0.27)	$(0.61)	$(0.67)	$(2.48)

	As Reported
2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$46,587	$54,451	$57,880	$66,190	$225,108
Operating expenses, excluding depreciation expense	18,614	18,449	19,510	19,487	76,060
Amortization of program license rights	4,290	4,129	4,365	4,790	17,574
Selling, general and administrative expenses, excluding depreciation expense	14,950	14,483	14,409	14,543	58,385
Depreciation and amortization	6,112	5,906	5,796	5,468	23,282
Corporate overhead, excluding depreciation expense	2,728	3,023	2,627	2,435	10,813
Restructuring costs	—	—	—	4,685	4,685

Operating (loss) income	(107)	8,461	11,173	14,782	34,309
Interest expense, net	(26,810)	(24,702)	(21,880)	(15,931)	(89,323)
Non-cash change in market valuation of swaps	(4,257)	3,967	4,595	(236)	4,069
Loss on extinguishment of debt	—	(4,692)	(4,699)	1,806	(7,585)
Other expense, net	(87)	(171)	(179)	(431)	(868)

	(31,154)	(25,598)	(22,163)	(14,792)	(93,707)

Loss from continuing operations before (provision) benefit from income taxes and cumulative effect of accounting change	(31,261)	(17,137)	(10,990)	(10)	(59,398)
Benefit from income tax	—	19,359	4,396	4	23,759

(Loss) income from continuing operations before cumulative effect of accounting change	(31,261)	2,222	(6,594)	(6)	(35,639)
Income from discontinued operations, net of taxes, including gain on sale of $151.2 million	2,886	154,229	(2,256)	154	155,013

Income before cumulative effect of accounting change, net of taxes of $123.3 million	(28,375)	156,451	(8,850)	148	119,374
Cumulative effect of accounting change, net	(184,904)	—	—	—	(184,904)

Net (loss) income	$(213,279)	$156,451	$(8,850)	$148	$(65,530)

Basic loss per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.59)	$0.12	$(0.34)	$0.00	$(1.81)
Income (loss) from discontinued operations, net	0.15	7.84	(0.11)	0.01	7.88
Cumulative effect of accounting change, net	(9.42)	—	—	—	(9.40)

Net (loss) income per common share—basic	$(10.86)	$7.96	$(0.45)	$0.01	$(3.33)

Diluted loss per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.59)	$0.11	$(0.34)	$0.00	$(1.81)
Income (loss) from discontinued operations, net	0.15	7.73	(0.11)	0.01	7.88
Cumulative effect of accounting change, net	(9.42)	—	—	—	(9.40)

Net (loss) income per common share—basic	$(10.86)	$7.84	$(0.45)	$0.01	$(3.33)

	As Restated
2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$46,587	$54,451	$57,880	$66,190	$225,108
Operating expenses, excluding depreciation expense	18,614	18,449	19,510	19,487	76,060
Amortization of program license rights	4,290	4,129	4,365	4,790	17,574
Selling, general and administrative expenses, excluding depreciation expense	14,950	14,483	14,409	14,543	58,385
Depreciation and amortization	6,843	6,637	6,527	6,198	26,205
Corporate overhead, excluding depreciation expense	2,728	3,023	2,627	2,435	10,813
Restructuring costs	—	—	—	4,685	4,685

Operating (loss) income	(838)	7,730	10,442	14,052	31,386
Interest expense, net	(26,810)	(24,702)	(21,880)	(15,931)	(89,323)
Non-cash change in market valuation of swaps	(4,257)	3,967	4,595	(236)	4,069
Loss on extinguishment of debt	—	(4,692)	(4,699)	1,806	(7,585)
Other expense, net	(87)	(171)	(179)	(431)	(868)

	(31,154)	(25,598)	(22,163)	(14,792)	(93,707)

(Loss) income from continuing operations before (provision) benefit from income taxes and cumulative effect of accounting change	(31,992)	(17,868)	(11,721)	(740)	(62,321)
Benefit from income tax	—	19,359	4,396	4	23,759

Loss from continuing operations before cumulative effect of accounting change	(31,992)	1,491	(7,325)	(736)	(38,562)
Income from discontinued operations, net of taxes, including gain on sale of $151.2 million	2,886	154,229	(2,256)	154	155,013

Income before cumulative effect of accounting change, net of taxes of $123.3 million	(29,106)	155,720	(9,581)	(582)	116,451
Cumulative effect of accounting change, net	(184,904)	—	—	—	(184,904)

Net (loss) income	$(214,010)	$155,720	$(9,581)	$(582)	$(68,453)

Basic loss per common share:
(Loss) income from continuing operations before cumulative effect of accounting change	$(1.63)	$0.08	$(0.37)	$(0.04)	$(1.96)
Income (loss) from discontinued operations, net	0.15	7.84	(0.11)	0.01	7.88
Cumulative effect of accounting change, net	(9.41)	—	—	—	(9.40)

Net (loss) income per common share-basic	$(10.89)	$7.92	$(0.48)	$(0.03)	$(3.48)

Diluted loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(1.63)	$0.07	$(0.37)	$(0.04)	$(1.96)
Income (loss) from discontinued operations, net	0.15	7.73	(0.11)	0.01	7.88
Cumulative effect of accounting change, net	(9.41)	—	—	—	(9.40)

Net (loss) income per common share-basic	$(10.89)	$7.80	$(0.48)	$(0.03)	$(3.48)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Bal. at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(2)	Bal. at End of Period
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$2,628,000	579,000	—		822,000	$2,385,000
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$2,385,000	698,000	(794,000	)(1)	1,060,000	$1,229,000
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,229,000	357,000	—		461,000	$1,125,000

(1)
Amount relates to the sale of KCAL-TV recorded to discontinued operations.

(2)
Write-off of uncollectible accounts. In addition, the Company periodically reviews its reserve for bad debts and the allowance for doubtful accounts based upon accounts receivable balances. Based on these measures, the Company reduced its allowance for doubtful accounts in June 2002, December 2002 and December 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information called for by Item 10 is set forth under the headings "Proposal One—Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), which is incorporated herein by this reference.

Item 11. Executive Compensation.

        Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2004 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings "Report of the Compensation Committee" and the "Performance Graph" in the 2004 Proxy Statement is not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Information called for by Item 12 is set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2004 Proxy Statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

        Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

        Information called for by Item 14 is set forth under the heading "Principal Accountant Fees and Services" in the 2004 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 44 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

  (b)
  The Company filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2003.

Date of Report	Date Report Filed with SEC	Items Reported
November 10, 2003	November 10, 2003	Item 12. Results of Operations and Financial Condition
December 10, 2003	December 10, 2003	Item 9. Regulation FD Disclosure
December 10, 2003	December 11, 2003	Item 5. Other Events and Regulation FD Disclosure
Item 7. Financial Statements and Exhibits
December 24, 2003	December 29, 2003	Item 5. Other Events and Regulation FD Disclosure
Item 7. Financial Statements and Exhibits

          (c)   Exhibits:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company and all amendments thereto(14)
3.2	Second Amended and Restated By-laws of the Company(2)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(4)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(4)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(1)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(17)
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(17)
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(15)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(15)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(15)
9.2	Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee(4)
10.1*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(1)
10.2*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald J. Kwasnick(1)
10.3*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(1)
10.4*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(1)
10.5	Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)(2)
10.6	Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and ABC(2)
10.7	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.8	Affiliation Agreement, dated September 21, 1995, between Winnebago Television Corporation and ABC(3)
10.9	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(2)
10.10	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC(2)

10.11	Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and ABC(2)
10.12	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC(2)
10.13	Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC(3)
10.14
Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(5)
10.15	Affiliation Agreement, dated June 3, 2003, between Winnebago Television Inc. and UPN
10.16	Affiliation Agreement, dated October 15, 2003, between Young Broadcasting of Sioux Falls, Inc. and UPN
10.17(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(4)
10.17(b)	First Amendment to Lease, dated January 14, 1997(4)
10.17(c)	Second Amendment to Lease, dated May 25, 1999(1)
10.17(d)	Third Amendment to Lease, dated January 14, 2000(1)
10.17(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(1)
10.18
Third Amended and Restated Credit Agreement, dated as of December 22, 2003, among the Company, the Banks listed on the signature pages thereof, Deutsche Bank Trust Company Americas (as Administrative Agent, Collateral Agent and Issuing Bank) and Wachovia Bank, National Association (as Syndication Agent)
10.19(a)	Amended and Restated Young Broadcasting Inc. 1995 Stock Option Plan(17)
10.19(b)	2001 Employee Stock Purchase Plan.(16)
10.19(c)	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz.(17)
10.20	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the 10% Senior Subordinated Notes due 2011(1)
10.21	Indenture, dated as of December 7, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, as Trustee, relating to the 8 1/2% Senior Notes due 2008(11)
10.22	Indenture, dated December 23, 2003, among the Company, the Subsidiary Guarantors and Wachovia Bank, N.A. relating to the 8 3/4% Senior Subordinated Notes due 2014.
10.23(a)	Confirmation dated June 9, 2000, between Deutsche Bank AG and the Company relating to the June 6, 2000 interest rate swap agreement(1)
10.23(b)	Confirmation dated June 27, 2001, between Deutsche Bank AG and the Company relating to the interest rate swap agreement effective June 29, 2001(17)

10.24	Confirmation dated July 3, 2000, between Deutsche Bank AG and the Company relating to the July 3, 2000 interest rate swap agreement(1)
10.25	Asset Purchase Agreement, dated as of November 15, 1999, between The Chronicle Publishing Company and Young Broadcasting Inc.(10)
10.26	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(12)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

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

(4)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

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

(17)
Filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: March 12, 2004	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ VINCENT J. YOUNG Vincent J. Young	Chairman and Director (principal executive officer)	March 12, 2004
/s/ ADAM YOUNG Adam Young	Treasurer and Director	March 12, 2004
/s/ JAMES A. MORGAN James A. Morgan	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer) and Director	March 12, 2004
Ronald J. Kwasnick	President and Director
/s/ BERNARD F. CURRY Bernard F. Curry	Director	March 12, 2004
/s/ ALFRED J. HICKEY, JR. Alfred J. Hickey, Jr.	Director	March 12, 2004
/s/ LEIF LOMO Leif Lomo	Director	March 12, 2004
/s/ RICHARD C. LOWE Richard C. Lowe	Director	March 12, 2004
/s/ DAVID C. LEE David C. Lee	Director	March 12, 2004