Form 10-Q
period 2004-03-31
YOUNG BROADCASTING INC /DE/
filed 2004-05-10
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
March 31, 2004	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

599 Lexington Avenue

New York,  New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code:         (212)  754-7070

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
Yes  ☒   No  ☐

Number of shares of Common Stock outstanding as of April 26, 2004: 17,762,127 shares of Class A Common Stock, and 2,104,433 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$331,150,335	$88,882,608
Trade accounts receivable, less allowance for doubtful accounts of $1,125,000 in 2003 and $1,373,000 in 2004	43,287,278	36,105,486
Current portion of program license rights	14,041,957	11,614,694
Prepaid expenses	3,150,901	2,483,558
Total current assets	391,630,471	139,086,346

Property and equipment, less accumulated depreciation and amortization of $159,898,113 in 2003 and $164,611,770 in 2004	95,008,191	93,441,038
Program license rights, excluding current portion	680,428	601,795
Deposits and other assets	7,454,872	8,271,036
Indefinite-lived intangible assets	475,995,697	475,995,697
Definite-lived intangible assets, net	77,053,891	75,980,353
Deferred charges, net	13,840,698	12,322,794
Total Assets	$1,061,664,248	$805,699,059

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,725,654	$11,218,258
Accrued interest	16,075,312	12,167,959
Accrued expenses	17,220,773	13,229,578
Current installments of program license liability	13,425,084	7,528,249
Current installments of long-term debt	223,811,000	—
Current installments of obligations under capital leases	1,026,959	889,675
Total current liabilities	280,284,782	45,033,719
Program license liability, excluding current installments	847,988	658,676
Long-term debt, excluding current installments	741,559,285	741,103,522
Other liabilities	10,408,276	10,383,215
Obligations under capital leases, excluding current installments	234,154	217,387
Total liabilities	1,033,334,485	797,396,519
Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,695,857 shares at 2003 and 17,741,668 shares at 2004	17,696	17,742
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,129,414 shares at 2003 and 2,106,633 at 2004	2,129	2,106
Additional paid-in capital	377,802,562	379,077,339
Accumulated other comprehensive loss	(2,082,402)	(2,082,402)
Accumulated deficit	(347,410,222)	(368,712,245)
Total stockholders’ equity	28,329,763	8,302,540
Total liabilities and stockholders’ equity	$1,061,664,248	$805,699,059

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Net operating revenue	$47,237,922	$50,949,344

Operating expenses, excluding depreciation expense	18,506,978	18,447,076
Amortization of program license rights	4,625,396	4,760,806
Selling, general and administrative expenses, excluding depreciation expense	15,039,514	15,719,499
Depreciation and amortization	6,726,691	6,500,220
Corporate overhead, excluding depreciation expense	3,137,295	5,825,441
Operating loss	(797,952)	(303,698)

Interest (expense), net	(16,020,043)	(16,985,943)
Non-cash change on market valuation of swaps	(1,461,006)	1,261,684
Loss on extinguishment of debt	—	(5,323,375)
Other income (expense), net	(172,753)	49,309
	(17,653,802)	(20,998,325)

Net loss	$(18,451,754)	$(21,302,023)

Basic and diluted net loss per common share:
Net loss per common share	$(0.93)	$(1.07)

Weighted average shares – Basic and dilutive	19,737,156	19,843,990

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Equity
Balance at December 31, 2003	$17,696	$2,129	$377,802,562	$(347,410,222)	$(2,082,402)	$28,329,763

Contribution of shares into Company’s defined contribution plan	12		236,495			236,507

Conversion of Class B Common Stock to Class A Common Stock	23	(23)

Non-cash stock compensation			830,250			830,250

Employee stock purchase plan	8		152,087			152,095

Exercise of stock options	3		55,945			55,948

Net loss for the three months ended March 31, 2004				(21,302,023)		(21,302,023)

Balance at March 31, 2004	$17,742	$2,106	$379,077,339	$(368,712,245)	$(2,082,402)	$8,302,540

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Operating activities
Net loss	$(18,451,754)	$(21,302,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,644,636	4,776,160
Amortization of program license rights	4,625,396	4,760,806
Amortization of intangibles and deferred charges	2,082,055	1,724,059
Non-cash compensation	314,017	1,141,733
Non-cash change on market valuation of swap	1,461,006	(1,261,684)
Loss on extinguishment of debt	—	1,305,790
Loss on sale of fixed assets	1,159	17,939
Income from escrow deposits	(37,475)	—
Income tax refund, net of estimated payment	27,000,000	—
Payments on programming license liabilities	(4,562,571)	(4,612,950)
Decrease in trade accounts receivable	6,699,799	7,214,741
Decrease in prepaid expenses	465,475	657,174
Decrease in trade accounts payable	(6,534,124)	(1,235,503)
Decrease in accrued expenses and other liabilities	(9,549,268)	(7,502,222)
Net cash provided by (used in) operating activities	8,158,351	(14,315,980)

Investing activities
Capital expenditures	(2,227,638)	(3,249,726)
Increase in deposits and other assets	(198,765)	(374,442)
Net cash used in investing activities	(2,426,403)	(3,624,168)

Financing activities
Redemption of senior subordinated notes	—	(223,811,000)
Deferred debt financing costs incurred	(14,514)	(418,476)
Principal payments under capital lease obligations	(164,984)	(154,051)
Proceeds from exercise of stock options	—	55,948
Proceeds from other financing activities	3,311	—
Net cash used in financing activities	(176,187)	(224,327,579)

Net increase (decrease) in cash	5,555,761	(242,267,727)
Cash and cash equivalents at beginning of year	110,406,572	331,150,335
Cash and cash equivalents at March 31	$115,962,333	$88,882,608

Supplemental disclosure of cash flow information
Interest paid	$20,095,582	$21,657,119
Income tax refund, net of estimated payment	$27,000,000	$—

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

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Operating results of interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2.   Stock-Based Compensation

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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2003	2004
Net loss-as reported	$(18,452)	$(21,302)
Add stock based employee compensation expense included in reported net loss	—	830
Deduct total stock-based employee compensation expense determined under fair value based method	(1,226)	(918)
Net loss-pro forma	$(19,678)	$(21,390)
Net loss per basic common share-as reported	$(0.93)	$(1.07)
Net loss per basic common share-pro forma	$(1.00)	$(1.08)

3.  Intangible Assets

Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles, are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals performed at the time of acquisition. Broadcast licenses are considered to have an indefinite life. Network affiliation agreements and other definite-lived intangible assets are amortized over periods up to 25 years.

The following table sets forth the additional disclosures related to intangible assets required under Statement 142:

	As of December 31, 2003			As of March 31, 2004
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,996	—	$475,996	$475,996	—	$475,996

Definite-lived intangible assets:
Network Affiliations	$93,193	$(25,957)	$67,236	$93,193	$(26,688)	$66,505
Other intangible assets	14,045	(4,227)	9,818	14,045	(4,570)	9,475
	$107,238	$(30,184)	$77,054	$107,238	$(31,258)	$75,980

Aggregate amortization expense for the three months ended March 31, 2003 and 2004 was $2.1 million and $1.7 million, respectively.

It is the Company’s policy to account for other definite-lived intangible assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of other intangible assets of the Company and its subsidiaries, management assesses the carrying value of other definite-lived intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that other definite-lived intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangible assets would be reduced to estimated fair value.

4. Long -Term Debt

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8 ½% Senior Notes due 2008 (the “Senior Notes Add-On”). The Senior Notes Add-On were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% senior subordinated notes due 2006 plus accrued interest.  On March 22, 2004, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) with respect to an offer to exchange the Senior Notes Add-On for notes of the Company with substantially identical terms of the Senior Notes Add-On, except the new notes will not contain terms with respect to transfer restrictions.  The registration statement has not been declared effective by the SEC as of May 8, 2004.

On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”). The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of the Company’s 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest. On March 22, 2004, the Company filed a registration statement with the SEC with respect to an offer to exchange the December 2003 Notes for notes of the Company with substantially identical terms of the December 2003 Notes, except the new notes will not contain terms with respect to transfer restrictions.  The registration statement has not been declared effective by the SEC as of May 8, 2004.

Long-term debt at December 31, 2003 and March 31, 2004 consisted of the following:

	12/31/03		3/31/04
Senior Credit Facility	$—		$—
8½% Senior Notes due 2008	253,109	(1)	252,798	(1)
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
9% Senior Subordinated Notes due 2006	86,081	(2)	—
8¾% Senior Subordinated Notes due 2007	137,730	(2)	—
10% Senior Subordinated Notes due 2011	348,450	(3)	348,306	(3)
Total Debt (excluding capital leases)	$965,370		$741,104

(1)   Includes an unamortized premium balance of $6.2 million and $5.9 million as of December 31, 2003 and March 31, 2004, respectively.

(2)   Redeemed in full on January 22, 2004

(3)   Includes unamortized premium balances of $4.2 million and $4.0 million as of December 31, 2003 and March 2004, respectively.

5. Income Taxes

During the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes. No tax benefit was recorded with respect to the loss for 2004, as its utilization is not more likely than not to be realized. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $129.9 million expiring at various dates through 2023, for which a full valuation allowance has been provided.

6. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute between $250,000 and $350,000 to the benefit plan in 2004.

Components of the net periodic benefit plan were as follows:

	Three Months Ended March 31,
	2003	2004
Expected return of plan assets	$(166,027)	$(164,965)
Service cost	(86,906)	(102,096)
Interest cost	(144,559)	(151,060)
Amortization of the unrecognized obligation or transition asset	(5,933)	(5,933)
Recognized (gains) or loss	158,223	20,765
Recognized prior service costs	14,044	14,044
Net periodic benefit (cost)	$(231,158)	$(389,245)

7. Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share.   The stock options outstanding have not been included in the computation of earnings per share because they would be anti-dilutive.

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

Introduction

The operating revenue of the Company’s stations is derived primarily from advertising revenue and, to a much lesser extent, from compensation paid by the networks to the stations for broadcasting network programming. The stations’ primary operating expenses are for employee compensation, newsgathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

Recent Developments

Digital Upgrades.  The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.  As of April 26, 2004, the FCC has not granted the digital construction permit application for WTEN-TV (Albany) because the FCC and the Canadian government have to resolve certain interference issues. However, it is expected that temporary reduced power operation for WTEN’s digital station will be authorized in the near future.

Critical Accounting Policies

The Company’s critical accounting for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At March 31, 2004, the Company had $93.4 million in net property and equipment, $476.0 million of indefinite-lived intangible assets and $76.0 million of definite-lived intangible assets, net. The Company will perform its 2004 annual impairment test in the fourth quarter of 2004 unless impairment indicators exist before the fourth quarter.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2003 Amount	%	2004 Amount	%
	(dollars in thousands)
Revenues
Local	$31,242	57.2	$31,908	53.8
National	19,029	34.8	18,952	32.0
Network	2,431	4.4	2,520	4.2
Political	180	0.3	4,009	6.8
Production/Other	1,792	3.3	1,905	3.2
Total	$54,674	100.0	$59,294	100.0

Commissions	(7,436)	(13.6)	(8,345)	(14.1)

Net Revenue	$47,238	86.4	$50,949	85.9

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net revenue for the three months ended March 31, 2004 was $50.9 million, an increase of $3.7 million, or 7.8%, compared to $47.2 million for the three months ended March 31, 2003. Political revenue for the three months ended March 31, 2004 was $4.0 million, an increase of $3.8 million, compared to $180,000 for the three months ended March 31, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, as well as the national Democratic primaries, while 2003 had only limited state and local elections. The Company’s gross local revenues increased 2.1% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 and the national revenues remained flat compared to the prior year period. Network compensation for the three months ended March 31, 2004 was $2.5 million, an increase of $89,000, or 3.7%, compared to $2.4 million for the three months ended March 31, 2003.

Operating expenses, including selling, general and administrative expenses, for the three months ended March 31, 2004 were $34.1 million, compared to $33.5 million for the three months ended March 31, 2003, an increase of $620,000, or 1.8%. The Company had increases to its health insurance and property and casualty insurance costs, and various other expenses.  Included in the selling, general and administrative expenses is non-cash compensation of $312,000 for the three months ended March 31, 2004, compared to non-cash compensation of $314,000 for the three months ended March 31, 2003.

Amortization of program license rights for the three months ended March 31, 2004 was $4.7 million, compared to $4.6 million for the three months ended March 31, 2003, an increase of $135,000, or 2.9%.

Depreciation of property and equipment and amortization of intangible assets was $6.5 million for the three months ended March 31, 2004, compared with $6.7 million for the comparable period in 2003, an decrease of $226,000, or 3.4%. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years.  Previously, these assets were accounted for as having an indefinite life.  As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003.

Corporate overhead for the three months ended March 31, 2004 was $5.8 million, compared to $3.1 million for the comparable period in 2003, an increase of $2.7 million or 87.1%. Approximately $2.2 million of this increase related to the severance package provided to the Company’s former president, who retired on March 31, 2004.  Approximately $53,000 of this increase was the result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions in May 2003.  The Company also experienced increases in the directors and officers liability insurance policy, which accounted for approximately $111,000 of this increase.  The remaining portion of the increase relates to increased legal and professional fees relating to the Company’s review of and compliance with corporate governance legislation.

Interest expense for the three months ended March 31, 2004 was $17.0 million, compared to $16.0 million for the same period in 2003, an increase of $966,000, or 6.0%.  The increase was primarily attributable to higher debt levels for the first twenty-two days of 2004 associated with the Company’s redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.  The Company received payments on its interest rate swaps of $871,000 and $522,000 for the three months ended March 31, 2004 and 2003, which was recorded as a reduction of interest expense.

The Company recorded a $1.3 million and $1.5 million non-cash change in market valuation of interest rate swaps for the three months ended March 31, 2004 and 2003, respectively.  The Company recorded non-cash income of approximately $1.3 million for the three months ended March 31, 2004 from a mark-to-market change in its current outstanding economic hedges.  The Company recorded $1.2 million of non-cash interest expense for the three months ended March 31, 2003 relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $233,000 for the three months ended March 31, 2003, for its then outstanding fair value economic hedges (see “Liquidity and Capital Resources”).

The Company recorded a loss on extinguishment of debt resulting from the write-off of related unamortized deferred financing costs for the three months ended March 31, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007 (see “Liquidity and Capital Resources”).

As a result of the factors discussed above, the net loss for the Company was $21.3 million for the three months ended March 31, 2004, compared with a net loss of $18.5 million for the three months ended March 31, 2003, a change of $2.8 million.

Liquidity and Capital Resources

Cash used in operations for the three months ended March 31, 2004 was $14.3 million as compared to cash provided by operations of $8.2 million for the same period in 2003.  Political revenue for the three months ended March 31, 2004 was $4.0 million, an increase of $3.8 million, compared to $180,000 for the three months ended March 31, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, as well as the national Democratic primaries, while 2003 had only limited state and local elections. Amortization of program license rights on the Consolidated Statements of Cash Flows was $4.7 million and $4.6 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $135,000. Similarly, payments on program license liabilities on the Consolidated Statements of Cash Flows were $4.6 million for the three months ended March 31, 2004 and 2003. Trade accounts payable decreased $1.2 million and $6.5 million for the three months ended March 31, 2004 and 2003, respectively. At December 31, 2002, the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2003.  Accrued expenses decreased $7.5 million and $9.5 million for the three months ended March 31, 2004 and 2003, respectively. Accounts receivable decreased by $7.2 million and $6.7 million for the three months ended March 31, 2004 and 2003, respectively. Historically, revenues are lower in the first quarter of the year for television broadcasters compared to the fourth quarter, due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season and a subsequent decrease in accounts receivable balances in the first quarter of the succeeding year. In the first quarter of 2003, the Company received $27.0 million in income tax refunds, net of estimated payments, because of overpayments in 2002.

The performance of KRON-TV has a large proportionate impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in the first quarter of 2004 at KRON-TV were stronger than those in the first quarter of 2003, the continuing uncertain economic climate in San Francisco makes the outlook unclear.

Cash used in investing activities was $3.6 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. Capital expenditures for the three months ended March 31, 2004 and 2003 were $3.2 million and $2.2 million, respectively. During 2003, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. Deposits and other assets for the Company increased $374,000 and $199,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in deposits and other assets for the three months ended March 31, 2004 was the result of the Company’s mark-to-market non-cash income in the change in fair value of approximately $1.3 million for its current outstanding economic hedges.

Cash used in financing activities was $224.3 million and $176,000 for the three months ended March 31, 2004 and 2003, respectively. On December 23, 2003, the Company received the proceeds from the sale of the December 2003 Notes (as defined) of $140.0 million principal amount (see below). On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.  In addition, on December 23, 2003, the Company received the proceeds from the sale of the Senior Notes Add-On (as defined) of $90.0 million principal amount and a premium of approximately $6.2 million (see below). On January 22, 2004, the Company used all of the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% Senior Subordinated Notes due 2006 plus accrued interest (see below). In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $418,000 of deferred debt financing costs that will be amortized over the lives of the respective notes. In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company wrote off all the remaining related deferred debt financing costs, net of accumulated amortization, of approximately $1.3 million and recorded it as a loss on extinguishment of debt.  The Company made payments under capital lease obligations of $154,000 and $165,000 for the three months ended March 31, 2004 and 2003, respectively. The Company received proceeds from the exercise of stock option of $56,000 for the three months ended March 31, 2004.

As of March 31, 2004, the Company had $88.9 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the indentures.

On December 22, 2003, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of a revolving credit facility in the amount of $20.0 million that is currently available to the Company and that matures in June 2008.

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

At March 31, 2004, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company’s ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Senior Credit Facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary “CD Rate” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 2.25% with the Base Rate and 3.25% with LIBOR.

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

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”). The Senior Notes Add-on were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% senior subordinated notes due 2006 plus accrued interest. On March 22, 2004, the Company filed a registration statement with the SEC with respect to an offer to exchange the Senior Notes Add-On for notes of the Company with substantially identical terms of the Senior Notes Add-On, except the new notes will not contain terms with respect to transfer restrictions. The registration statement has not been declared effective by the SEC as of May 8, 2004.

On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8¾ % Senior Subordinated Notes due 2014 (the “December 2003 Notes”). The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of the Company’s 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest. On March 22, 2004, the Company filed a registration statement with the SEC with respect to an offer to exchange the December 2003 Notes for notes of the Company with substantially identical terms of the December 2003 Notes, except the new notes will not contain terms with respect to transfer restrictions. The registration statement has not been declared effective by the SEC as of May 8, 2004.

Debt amounts outstanding at December 31, 2003 and March 31, 2004 were as follows (dollars in thousands):

	12/31/03		3/31/04		Annualized Interest Payments(1)
Senior Credit Facility	$—		$—		$—

8½% Senior Notes due 2008	253,109	(2)	252,798	(2)	20,986
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
9% Senior Subordinated Notes due 2006	86,081	(3)	—		—
8¾% Senior Subordinated Notes due 2007	137,730	(3)	—		—
10% Senior Subordinated Notes due 2011	348,450	(4)	348,306	(4)	34,430
Total Debt (excluding capital leases)	$965,370		$741,104		$67,666

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at March 31, 2004, multiplied by the interest rates of the related notes.

(2)          Includes an unamortized premium balance of $6.2 million and $5.9 million as of December 31, 2003 and March 31, 2004, respectively.

(3)          Redeemed in full on January 22, 2004

(4)          Includes unamortized premium balances of $4.2 million and $4.0 million as of December 31, 2003 and March 2004, respectively.

The Company’s total debt at March 31, 2004 was approximately $742.2 million, consisting of $484.3 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $9.9 million of bond premiums and $1.1 million of capital leases. In addition, at March 31, 2004, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as are required. For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes. No tax benefit was recorded with respect to the loss for 2004, as its utilization is not more likely than not to be realized. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $129.9 million expiring at various dates through 2023, for which a full valuation allowance has been provided.

Contractual Obligations and Other Commercial Commitments

The Company has obligations and commitments under its long-term debt agreements and instruments to make future payments of principal and interest. The Company also has obligations and commitments under certain contractual arrangements to make future payments for goods and services. These arrangements secure the future rights to various assets and services to be used in the normal course of operations. Under generally accepted accounting principles, certain of these arrangements (i.e., programming contracts that are currently available for airing) are recorded as liabilities on the Company’s consolidated balance sheet, while others (i.e., operating lease arrangements and programming not currently available) are not reflected as liabilities.

The following tables summarize separately the Company’s material obligations and commitments at March 31, 2004 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund these obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$731,189	$—	$—	$246,890	$484,299
Capital Lease Obligations	1,107	890	217	—	—
Operating Leases	6,898	2,052	3,234	932	680
Unconditional Purchase Obligations(1)	8,187	7,528	659	—	—
Other Long-Term Obligations(2)	82,850	6,827	52,796	12,308	10,919
Total Contractual Cash Obligations	$830,231	$17,297	$56,906	$260,130	$495,898

(1)   Unpaid program license liability reflected on the March 31, 2004 balance sheet.

(2)          Obligations for programming that has been contracted for, but not recorded on the March 31, 2004 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 become effective for the Company during the third quarter of 2003.  For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity would be recognized as a cumulative effect of an accounting change.  In December 2003, the FASB delayed the implementation date of FIN 46 until March 31, 2004 for entities that are not “special purpose entities” under existing GAAP. The Company’s equity investments do not qualify as SPE’s, therefore, management elected to defer adoption of FIN 46 until March 31, 2004.  The Company’s adoption of this new standard did not have a material impact on the results of operating and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of March 31, 2004, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal as of March 31, 2004 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company’s Senior Notes of approximately $246.9 million outstanding principal as of March 31, 2004 have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding Senior Notes is approximately $21.0 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company entered into a derivative financial instrument in June 2001. The derivative financial instrument is an interest rate swap agreement that expires in 2011. The Company does not apply hedge accounting to these instruments.

Item 4. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial

Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description

11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(b)  Reports on Form 8-K.  The Company filed the following reports on Form 8-K during the first quarter of the year ending December 31, 2004.

Date of Report	Date Report Filed with SEC	Items Reported
February 17, 2004	February 17, 2004	Item 12-Results of Operation and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	May 10, 2004	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date:	May 10, 2004	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)