Form 10-Q
period 2004-06-30
YOUNG BROADCASTING INC /DE/
filed 2004-08-06
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004	Commission file number: 0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Number of shares of Common Stock outstanding as of July 28, 2004: 17,816,435 shares of Class A Common Stock, and 2,081,533 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$331,150,335	$85,097,683
Trade accounts receivable, less allowance for doubtful accounts of $1,125,000 in 2003 and $1,264,000 in 2004	43,287,278	42,375,581
Current portion of program license rights	14,041,957	5,944,537
Prepaid expenses	3,150,901	1,674,901
Total current assets	391,630,471	135,092,702

Property and equipment, less accumulated depreciation and amortization of $159,898,113 in 2003 and $168,992,853 in 2004	95,008,191	92,965,753
Program license rights, excluding current portion	680,428	464,379
Deposits and other assets	7,454,872	7,728,730
Indefinite-lived intangible assets	475,995,697	475,995,697
Definite-lived intangible assets, net	77,053,891	74,907,274
Deferred charges, net	13,840,698	11,948,551
Total Assets	$1,061,664,248	$799,103,086

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,725,654	$10,080,675
Accrued interest	16,075,312	18,147,953
Accrued expenses	17,220,773	14,222,810
Current installments of program license liability	13,425,084	3,219,637
Current installments of long-term debt	223,811,000	—
Current installments of obligations under capital leases	1,026,959	751,229
Total current liabilities	280,284,782	46,422,304
Program license liability, excluding current installments	847,988	431,546
Long-term debt, excluding current installments	741,559,285	740,647,759
Other liabilities	10,408,276	12,346,922
Obligations under capital leases, excluding current installments	234,154	190,940
Total liabilities	1,033,334,485	800,039,471
Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,695,857 shares at 2003 and 17,783,527 shares at 2004	17,696	17,784
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,129,414 shares at 2003 and 2,083,033 at 2004	2,129	2,083
Additional paid-in capital	377,802,562	379,402,756
Accumulated other comprehensive loss	(2,082,402)	(2,082,402)
Accumulated deficit	(347,410,222)	(378,276,606)
Total stockholders’ equity (deficit)	28,329,763	(936,385)
Total liabilities and stockholders’ equity	$1,061,664,248	$799,103,086

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net operating revenue	$53,939,029	$58,332,722	$101,176,951	$109,282,066

Operating expenses, excluding depreciation expense	18,852,229	18,494,785	37,359,207	36,941,861
Amortization of program license rights	4,328,652	4,492,667	8,954,048	9,253,473
Selling, general and administrative expenses, excluding depreciation expense	14,791,088	16,088,123	29,830,602	31,807,622
Depreciation and amortization	6,583,583	6,412,399	13,310,274	12,912,619
Corporate overhead, excluding depreciation expense	3,290,376	3,793,051	6,427,671	9,618,492
Operating income	6,093,101	9,051,697	5,295,149	8,747,999

Interest (expense), net	(15,897,779)	(15,870,853)	(31,917,822)	(32,856,796)
Non-cash change on market valuation of swaps	2,193,453	(2,538,324)	732,447	(1,276,640)
Loss on extinguishment of debt	—	—	—	(5,323,375)
Other income (expense), net	41,552	(206,881)	(131,201)	(157,572)
	(13,662,774)	(18,616,058)	(31,316,576)	(39,614,383)

Loss from continuing operations	(7,569,673)	(9,564,361)	(26,021,427)	(30,866,384)
Income from discontinued operations, net of taxes	2,190,335	—	2,190,335	—
Net loss	$(5,379,338)	$(9,564,361)	$(23,831,092)	$(30,866,384)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.38)	$(0.48)	$(1.32)	$(1.55)
Income from discontinued operations	0.11	—	0.11	—
Net loss per common share	$(0.27)	$(0.48)	$(1.21)	$(1.55)

Weighted average shares – Basic and dilutive	19,770,090	19,863,843	19,755,027	19,853,917

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Stockholders’ Equity

	Class A	Class B
Balance at December 31, 2003	$17,696	$2,129	$377,802,562	$(347,410,222)	$(2,082,402)	$28,329,763

Contribution of shares into Company’s defined contribution plan	30		547,964			547,994

Conversion of Class B Common Stock to Class A Common Stock	46	(46)

Non-cash stock compensation			830,250			830,250

Employee stock purchase plan	8		152,087			152,095

Exercise of stock options	4		69,893			69,897

Net loss for the six months ended June 30, 2004				(30,866,384)		(30,866,384)

Balance at June 30, 2004	$17,784	$2,083	$379,402,756	$(378,276,606)	$(2,082,402)	$(936,385)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Operating activities
Net loss	$(23,831,092)	$(30,866,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of KCAL-TV	(2,190,335)	—
Depreciation and amortization of property and equipment	9,158,528	9,542,927
Amortization of program license rights	8,954,048	9,253,473
Amortization of intangibles and deferred charges	4,151,746	3,369,692
Non-cash compensation	603,340	1,416,002
Non-cash change on market valuation of swap	(732,447)	1,276,640
Loss on extinguishment of debt	—	1,305,790
Loss on sale of fixed assets	7,735	11,855
Income from escrow deposits	(70,063)	—
Income tax refund, net of estimated payment	27,000,000	—
Interest payments from escrow account	6,667,825
Payments on programming license liabilities	(9,062,900)	(9,120,776)
Decrease in trade accounts receivable	1,418,969	1,283,104
Decrease in prepaid expenses	1,317,941	1,476,003
Decrease in trade accounts payable	(6,033,466)	(937,729)
Decrease in accrued expenses and other liabilities	(8,548,687)	(1,517,448)
Net cash provided by (used in) operating activities	8,811,142	(13,506,851)

Investing activities
Capital expenditures	(5,935,798)	(7,578,127)
Increase in deposits and other assets	(1,491,963)	(310,817)
Net cash used in investing activities	(7,427,761)	(7,888,944)

Financing activities
Redemption of senior subordinated notes	—	(223,811,000)
Deferred debt financing costs incurred	—	(596,809)
Principal payments under capital lease obligations	(332,022)	(318,945)
Proceeds from exercise of stock options	173,800	69,897
Proceeds from other financing activities	3,311	—
Net cash used in financing activities	(154,911)	(224,656,857)

Net increase (decrease) in cash	1,228,470	(246,052,652)
Cash and cash equivalents at beginning of year	110,406,572	331,150,335
Cash and cash equivalents at June 30	$111,635,042	$85,097,683

Supplemental disclosure of cash flow information
Interest paid	$32,915,484	$32,149,944
Income tax refund, net of estimated payment	$26,809,998	$—

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

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

Operating results of interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2003	2004	2003	2004
Net loss-as reported	$(5,379)	$(9,564)	$(23,831)	$(30,866)
Add stock based employee compensation expense included in reported net loss	—	—	—	830
Deduct total stock-based employee compensation expense determined under fair value based method	(1,225)	(932)	(2,451)	(1,850)
Net loss-pro forma	$(6,604)	$(10,496)	$(26,282)	$(31,886)
Net loss per basic common share-as reported	$(0.27)	$(0.48)	$(1.21)	$(1.55)
Net loss per basic common share-pro forma	$(0.33)	$(0.53)	$(1.33)	$(1.61)

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

The following table sets forth the additional disclosures related to intangible assets required under Statement 142:

	As of December 31, 2003			As of June 30, 2004
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,996	—	$475,996	$475,996	—	$475,996

Definite-lived intangible assets:
Network Affiliations	$93,193	$(25,957)	$67,236	$93,193	$(27,419)	$65,774
Other intangible assets	14,045	(4,227)	9,818	14,045	(4,912)	9,133
	$107,238	$(30,184)	$77,054	$107,238	$(32,331)	$74,907

Aggregate amortization expense for the six months ended June 30, 2003 and 2004 was $3.1 million and $2.2 million, respectively.  Aggregate amortization expense for the three months ended June 30, 2003 and 2004 was $1.6 million and $1.1 million, respectively.

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

4.  Long -Term Debt

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8 ½% Senior Notes due 2008 (the “Senior Notes Add-On”). The Senior Notes Add-On were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% senior subordinated notes due 2006 plus accrued interest.  On July 1, 2004, the Company exchanged the Senior Notes Add-On for notes of the Company with substantially identical terms of the Senior Notes Add-On, except the new notes do not contain terms with respect to transfer restrictions.

On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”). The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of the Company’s 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest. On July 1, 2004, the Company exchanged the December 2003 Notes for notes of the Company with substantially identical terms of the December 2003 Notes, except the new notes do not contain terms with respect to transfer restrictions.

On December 22, 2003, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of a revolving credit facility in the amount of $20.0 million that is currently available to the Company and that matures in June 2008. Pursuant to the Senior Credit Facility, the Company is prohibited from making investments or advances to third parties exceeding $15.0 million unless the third party becomes a guarantor of the Company’s obligation. At June 30, 2004, the Company had no outstanding borrowings under the Senior Credit Facility.

Long-term debt at December 31, 2003 and June 30, 2004 consisted of the following:

	12/31/03		6/30/04

Senior Credit Facility	$—		$—
8½% Senior Notes due 2008	253,109	(1)	252,487	(1)
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
9% Senior Subordinated Notes due 2006	86,081	(2)	—
8¾% Senior Subordinated Notes due 2007	137,730	(2)	—
10% Senior Subordinated Notes due 2011	348,450	(3)	348,161	(3)
Total Debt (excluding capital leases)	$965,370		$740,648

(1)        Includes an unamortized premium balance of $6.2 million and $5.6 million as of     December 31, 2003 and June 30, 2004, respectively.

(2)        Redeemed in full on January 22, 2004

(3)        Includes unamortized premium balances of $4.2 million and $3.9 million as of    December 31, 2003 and June 30, 2004, respectively.

5.  Income Taxes

No tax benefit was recorded with respect to the loss for 2004, as the utilization of such loss is not more likely than not to be realized. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $129.9 million expiring at various dates through 2023, for which a full valuation allowance has been provided.

6.  Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute between $250,000 and $350,000 to the benefit plan in 2004.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Expected return of plan assets	$(166,026)	$(164,966)	$(332,053)	$(329,931)
Service cost	(86,906)	(102,095)	(173,812)	(204,191)
Interest cost	(144,560)	(151,061)	(289,119)	(302,121)
Amortization of the unrecognized obligation or transition asset	(5,932)	(5,932)	(11,865)	(11,865)
Recognized (gains or loss)	158,223	20,765	316,446	41,530
Recognized prior service costs	14,044	14,044	28,088	28,088
Net periodic benefit (cost)	$(231,157)	$(389,245)	$(462,315)	$(778,490)

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

Recent Developments

Digital Upgrades.  The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.  As of July 27, 2004, the FCC has not granted the digital construction permit application for WTEN-TV (Albany) because the FCC and the Canadian government have to resolve certain interference issues. However, it is expected that temporary reduced power operation for WTEN’s digital station will be authorized in the near future.

Network Affiliation Agreements.  The Company has received notice from CBS with respect to WLNS and KLFY, from NBC with respect to KWQC and from ABC with respect to WKRN, WTEN, WRIC, WATE and WBAY, that the respective network will not renew the affiliation agreements currently in place and that the networks wish to negotiate new agreements. The agreements with CBS expire on September 30, 2004, the agreement with NBC expires on November 1, 2004 and the agreements with ABC expire on October 1, 2004.  Negotiations have commenced with all three networks. While the Company is unable to predict the terms of any new affiliation agreements, the Company believes that these stations will have network affiliations in place at the expiration date of the current affiliations. In the event, however, of the Company’s inability to secure new affiliation agreements, the respective station may no longer be able to carry programming of the relevant network. This loss of network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced revenues.

Critical Accounting Policies

The Company’s critical accounting policy for the impairment of property, equipment and intangible assets is assessing the recoverability by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At June 30, 2004, the Company had $93.0 million in net property and equipment, $476.0 million of indefinite-lived intangible assets and $74.9 million of definite-lived intangible assets, net. The Company will perform its 2004 annual impairment test of indefinite-lived intangible assets in the fourth quarter of 2004 unless impairment indicators exist before the fourth quarter.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$35,429	56.8	$36,806	54.2	$66,671	57.0	$68,714	54.0
National	22,675	36.4	22,785	33.6	41,704	35.6	41,737	32.8
Network	2,648	4.2	2,548	3.8	5,079	4.4	5,068	4.0
Political	671	1.1	4,587	6.8	851	0.7	8,597	6.8
Production/Other	951	1.5	1,118	1.6	2,743	2.3	3,023	2.4
Total	62,374	100.0	67,844	100.0	117,048	100.0	127,139	100.0

Commissions	(8,435)	(13.5)	(9,511)	(14.0)	(15,871)	(13.6)	(17,857)	(14.0)

Net Revenue	$53,939	86.5	$58,333	86.0	$101,177	86.4	$109,282	86.0

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net revenue for the three months ended June 30, 2004 was $58.3 million, an increase of $4.4 million, or 8.2%, compared to $53.9 million for the three months ended June 30, 2003. Political revenue for the three months ended June 30, 2004 was $4.6 million, an increase of $3.9 million, compared to $671,000 for the three months ended June 30, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, the national Democratic primaries, as well as significant spending for the presidential campaign, while 2003 had only limited state and local elections. The Company’s gross local revenues increased 3.9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 and the national revenues remained flat compared to the prior year period. Network compensation for the three months ended June 30, 2004 was $2.5 million, a decrease of $100,000, or 3.8%, compared to $2.6 million for the three months ended June 30, 2003.

Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2004 were $34.6 million, compared to $33.6 million for the three months ended June 30, 2003, an increase of $940,000, or 2.8%. Approximately $195,000 of this increase is attributable to the increase in local sales commissions paid to employees because of the increase in local revenues. The Company had increases to its health insurance and property and casualty insurance costs of approximately $149,000. The Company relocated several managers to fill positions within the station group, the cost of which was approximately $200,000.  Included in the selling, general and administrative expenses is non-cash compensation of $274,000 for the three months ended June 30, 2004, compared to non-cash compensation of $289,000 for the three months ended June 30, 2003.

Amortization of program license rights for the three months ended June 30, 2004 was $4.5 million, compared to $4.3 million for the three months ended June 30, 2003, an increase of $164,000, or 3.8%.

Depreciation of property and equipment and amortization of intangible assets was $6.4 million for the three months ended June 30, 2004, compared with $6.6 million for the comparable period in 2003, a decrease of $171,000, or 2.6%. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years.  Previously, these assets were accounted for as having an indefinite life.  As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003.

Corporate overhead for the three months ended June 30, 2004 was $3.8 million, compared to $3.3 million for the comparable period in 2003, an increase of $503,000 or 15.3%.  Approximately $138,000 of this increase is attributable to higher costs of the directors and officers’ liability insurance policy. The Company’s review of and compliance with corporate governance legislation resulted in additional legal, professional and consulting fees of approximately $241,000 in the second quarter of 2004.

The Company recorded a $2.5 million non-cash loss and $2.2 million non-cash gain in connection with the change in the market value of interest rate swaps for the three months ended June 30, 2004 and 2003, respectively.  The Company recorded $1.2 million of non-cash interest expense for the three months ended June 30, 2003 relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash gain of approximately $3.4 million for the three months ended June 30, 2003, for the change in the fair value of its then outstanding fair value economic hedges (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain related to the sale of approximately $2.2 million, net of a provision for income taxes, for the three months ended June 30, 2003.

As a result of the factors discussed above, the net loss for the Company was $9.6 million for the three months ended June 30, 2004, compared with a net loss of $5.4 million for the three months ended June 30, 2003, a change of $4.2 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net revenue for the six months ended June 30, 2004 was $109.3 million, an increase of $8.1 million, or 8.0%, compared to $101.2 million for the six months ended June 30, 2003. Political revenue for the six months ended June 30, 2004 was $8.6 million, an increase of $7.7 million, compared to $851,000 for the six months ended June 30, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, the national Democratic primaries in the first quarter of 2004, as well as significant spending for the presidential campaign, while 2003 had only limited state and local elections. The Company’s gross local revenues increased 3.1% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 and the national revenues remained flat compared to the prior year period. Network compensation for the six months ended June 30, 2004 and 2003 was $5.1 million.

Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2004 were $68.7 million, compared to $67.2 million for the six months ended June 30, 2003, an increase of $1.5 million, or 2.2%. Approximately $250,000 of this increase is attributable to the increase in local sales commissions paid to employees because of the increase in local revenues. The Company had increases to its health insurance and property and casualty insurance costs of approximately $376,000. The Company relocated several managers to fill positions within the station group the cost of which was approximately $275,000. Included in the selling, general and administrative expenses is non-cash compensation of $586,000 for the six months ended June 30, 2004, compared to non-cash compensation of $603,000 for the six months ended June 30, 2003.

Amortization of program license rights for the six months ended June 30, 2004 was $9.3 million, compared to $9.0 million for the six months ended June 30, 2003, an increase of $299,000, or 3.3%.

Depreciation of property and equipment and amortization of intangible assets was $12.9 million for the six months ended June 30, 2004, compared with $13.3 million for the comparable period in 2003, a decrease of $398,000, or 3.0%. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years.  Previously, these assets were accounted for as having an indefinite life.  As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003.

Corporate overhead for the six months ended June 30, 2004 was $9.6 million, compared to $6.4 million for the comparable period in 2003, an increase of $3.2 million or 50.0%. Approximately $2.2 million of this increase related to the severance package provided to the Company’s former president, who retired on March 31, 2004.  Approximately $125,000 of this increase was the result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions in May 2003.  The Company also experienced increases in the directors and officers’ liability insurance policy, which accounted for approximately $298,000 of this increase.  The Company’s review of and compliance with corporate governance legislation resulted in additional legal, professional and consulting fees of approximately $241,000 in the second quarter of 2004.

Interest expense for the six months ended June 30, 2004 was $32.9 million, compared to $31.9 million for the same period in 2003, an increase of $940,000, or 2.9%.  The increase was primarily attributable to higher debt levels for the first twenty-two days of 2004 associated with the Company’s redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.  The Company received payments on its interest rate swaps of $871,000 and $1.3 million for the six months ended June 30, 2004 and 2003, which was recorded as a reduction of interest expense.

The Company recorded a $1.3 million non-cash loss and $732,000 non-cash gain in connection with the change in the market value of interest rate swaps for the six months ended June 30, 2004 and 2003, respectively.    The Company recorded $2.5 million of non-cash interest expense for the six months ended June 30, 2003 relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash gain of approximately $3.2 million for the six months ended June 30, 2003, for the change in fair value of its outstanding fair value economic hedges (see “Liquidity and Capital Resources”).

The Company recorded a loss on extinguishment of debt resulting from the write-off of related unamortized deferred financing costs for the six months ended June 30, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007 (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. The Company recorded a gain related to the sale of approximately $2.2 million, net of a provision for income taxes, for the six months ended June 30, 2003.

As a result of the factors discussed above, the net loss for the Company was $30.9 million for the six months ended June 30, 2004, compared with a net loss of $23.8 million for the six months ended June 30, 2003, a change of $7.1 million.

Liquidity and Capital Resources

Cash used in operations for the six months ended June 30, 2004 was $13.5 million as compared to cash provided by operations of $8.8 million for the same period in 2003.  Political revenue for the six months ended June 30, 2004 was $8.6 million, an increase of $7.7 million, compared to $851,000 for the six months ended June 30, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, the national Democratic primaries in the first quarter of 2004, as well as significant spending for the presidential campaign, while 2003 had only limited state and local elections. Amortization of program license rights on the Consolidated Statements of Cash Flows was $9.3 million and $9.0 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $299,000. Similarly, payments on program license liabilities on the Consolidated Statements of Cash Flows were $9.1 million for the six months ended June 30, 2004 and 2003. Trade accounts payable decreased $937,000 and $6.0 million for the six months ended June 30, 2004 and 2003, respectively. At December 31, 2002, the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2003.  Accrued expenses decreased $1.5 million and $8.5 million for the six months ended June 30, 2004 and 2003, respectively. Accounts receivable decreased by $1.3 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively. In the first quarter of 2003, the Company received $27.0 million in income tax refunds, net of estimated payments, because of overpayments in 2002.

The performance of KRON-TV has a large proportionate impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in the first half of 2004 at KRON-TV were stronger than those in the first half of 2003, the continuing uncertain economic climate in San Francisco makes the outlook unclear.

Cash used in investing activities was $7.9 million and $7.4 million for the six months ended June 30, 2004 and 2003, respectively. Capital expenditures for the six months ended June 30, 2004 and 2003 were $7.6 million and $5.9 million, respectively. Deposits and other assets for the Company increased $310,000 and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

Cash used in financing activities was $224.7 million and $155,000 for the six months ended June 30, 2004 and 2003, respectively. On December 23, 2003, the Company received the proceeds from the sale of the December 2003 Notes (as defined) of $140.0 million principal amount (see below). On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.  In addition, on December 23, 2003, the Company received the proceeds from the sale of the Senior Notes Add-On (as defined) of $90.0 million principal amount and a premium of approximately $6.2 million (see below). On January 22, 2004, the Company used all of the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% Senior Subordinated Notes due 2006 plus accrued interest (see below). In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $597,000 of deferred debt financing costs that will be amortized over the lives of the respective notes. In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company wrote off all the remaining related deferred debt financing costs, net of accumulated amortization, of approximately $1.3 million and recorded it as a loss on extinguishment of debt.  The Company made payments under capital lease obligations of $319,000 and $332,000 for the six months ended June 30, 2004 and 2003, respectively. The Company received proceeds from the exercise of stock options of $70,000 and $174,000 for the six months ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company had $85.1 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the indentures.

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

At June 30, 2004, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company’s ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Senior Credit Facility.

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

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8 ½% Senior Notes due 2008 (the “Senior Notes Add-On”). The Senior Notes Add-on were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% senior subordinated notes due 2006 plus accrued interest. On July 1, 2004, the Company exchanged the Senior Notes Add-On for notes of the Company with substantially identical terms of the Senior Notes Add-On, except the new notes do not contain terms with respect to transfer restrictions.

On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8¾ % Senior Subordinated Notes due 2014 (the “December 2003 Notes”). The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of the Company’s 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest. On July 1, 2004, the Company exchanged the December 2003 Notes for notes of the Company with substantially identical terms of the December 2003 Notes, except the new notes do not contain terms with respect to transfer restrictions.

Debt amounts outstanding at December 31, 2003 and June 30, 2004 were as follows (dollars in thousands):

	12/31/03		6/30/04		Annualized Interest Payments(1)
Senior Credit Facility	$—		$—		$—
8½% Senior Notes due 2008	253,109	(2)	252,487	(2)	20,986
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
9% Senior Subordinated Notes due 2006	86,081	(3)	—		—
8¾% Senior Subordinated Notes due 2007	137,730	(3)	—		—
10% Senior Subordinated Notes due 2011	348,450	(4)	348,161	(4)	34,430
Total Debt (excluding capital leases)	$965,370		$740,648		$67,666

(1)   The annualized interest payments are calculated based on the outstanding principal amounts at June 30, 2004, multiplied by the interest rates of the related notes.

(2)   Includes an unamortized premium balance of $6.2 million and $5.6 million as of December 31, 2003 and June 30, 2004, respectively.

(3)   Redeemed in full on January 22, 2004

(4)   Includes unamortized premium balances of $4.2 million and $3.9 million as of December 31, 2003 and June 30, 2004, respectively.

The Company’s total debt at June 30, 2004 was approximately $741.6 million, consisting of $484.3 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $9.5 million of bond premiums and $942,000 of capital leases. In addition, at June 30, 2004, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

Management believes that cash flows from operations, cash and cash equivalents and borrowings available under the Senior Credit Facility will be sufficient to fund the working capital, capital expenditures, debt service and other liquidity needs of the Company for the foreseeable future.

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

The following tables summarize separately the Company’s material obligations and commitments at June 30, 2004 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund these obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$731,189	$—	$—	$246,890	$484,299
Capital Lease Obligations	942	751	191	—	—
Operating Leases	6,363	1,571	3,204	930	658
Unconditional Purchase Obligations(1)	3,651	3,220	431	—	—
Other Long-Term Obligations(2)	82,729	6,786	52,715	12,308	10,920
Total Contractual Cash Obligations	$824,874	$12,328	$56,541	$260,128	$495,877

(1)   Unpaid program license liability reflected on the June 30, 2004 balance sheet.

(2)   Obligations for programming that has been contracted for, but not recorded on the June 30, 2004 Balance Sheet because the programs were not currently available for airing.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of June 30, 2004, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal as of June 30, 2004 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company’s Senior Notes of approximately $246.9 million outstanding principal as of June 30, 2004 have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding Senior Notes is approximately $21.0 million.

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

Item 4.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 4, 2004, the Company held its 2004 annual meeting of stockholders to (i) elect nine directors of the Company to serve for a term of one year, (ii) approve the Young Broadcasting Inc. 2004 Equity Incentive Plan, (iii) approve the Young Broadcasting Inc. 2003 Non-Employee Directors’ Deferred Stock Unit Plan, (iv) approve an amendment to the Company’s 2001 Employee Stock Purchase Plan to increase the total number of shares available thereunder from 50,000 to 100,000, and (v) ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004.

The following individuals were elected to serve as directors until the next annual meeting:

	Vote For	Vote Withheld
Vincent J. Young	32,151,969	4,000,675
Adam Young	31,125,879	5,026,765
Deborah A. McDermott	31,137,569	5,015,075
James A. Morgan	32,132,965	4,019,679
Bernard F. Curry	33,981,593	2,171,051
Alfred J. Hickey, Jr.	33,981,593	2,171,051
Leif Lomo	33,994,593	2,158,051
Richard Lowe	31,119,019	5,033,625
David C. Lee	33,981,593	2,171,051

Except for Deborah A. McDermott, who was first elected as a director at the 2004 Annual Meeting, such individuals served as directors of the Company immediately preceding the meeting.

The stockholders approved the Young Broadcasting Inc. 2004 Equity Incentive Plan. The result of the vote was as follows: 26,859,484 votes were for the approval of the Equity Incentive Plan, 6,532,104 votes were against the approval of the Equity Incentive Plan and 18,447 votes abstained.

The stockholders approved the Young Broadcasting Inc. 2003 Non-Employee Directors’ Deferred Stock Unit Plan. The result of the vote was as follows: 31,581,318 votes were for the approval of the 2003 Non-Employee Directors’ Deferred Stock Unit Plan, 1,797,690 votes were against the approval of the 2003 Non-Employee Directors’ Deferred Stock Unit Plan and 31,027 votes abstained.

 The stockholders approved the amendment to the Company’s 2001 Employee Stock Purchase Plan. The result of the vote was as follows: 32,886,166 votes were for the approval of the amendment to the Company’s 2001 Employee Stock Purchase Plan, 505,422 votes were against the approval of the amendment to the Company’s 2001 Employee Stock Purchase Plan and 18,447 votes abstained.

The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004. The result of the vote was as follows: 35,768,860 votes were for the selection, 347,709 votes were against the selection and 36,075 votes abstained.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Exhibit Description

11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(b)  Reports on Form 8-K.  The Company filed the following report on Form 8-K during the second quarter of the year ending December 31, 2004.

Date of Report	Date Report Filed with SEC	Items Reported

May 10, 2004	May 10, 2004	Item 12-Results of Operation and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	August 6, 2004	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer

Date:	August 6, 2004	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)