Form 10-Q
period 2004-09-30
YOUNG BROADCASTING INC /DE/
filed 2004-11-09
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004	Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

599 Lexington Avenue
New York,  New York 10022
(Address of principal executive offices)

Registrant’s telephone number, including area code:      (212)  754-7070

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

Number of shares of Common Stock outstanding as of November 3, 2004: 17,846,467 shares of Class A Common Stock and 2,078,233 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$331,150,335	$73,908,222
Trade accounts receivable, less allowance for doubtful accounts of $1,125,000 in 2003 and $1,507,000 in 2004	43,287,278	39,648,775
Current portion of program license rights	13,814,019	21,070,942
Prepaid expenses	3,147,901	3,148,880
Assets held for sale	5,441,083	5,052,495
Total current assets	396,840,616	142,829,314

Property and equipment, less accumulated depreciation and amortization of $145,120,134 in 2003 and $164,832,715 in 2004	91,112,907	87,222,942
Program license rights, excluding current portion	680,428	577,999
Deposits and other assets	7,454,872	7,607,622
Indefinite-lived intangible assets	475,928,822	475,928,822
Definite-lived intangible assets, net	75,805,905	71,881,887
Deferred charges, net	13,840,698	11,509,593
Total Assets	$1,061,664,248	$797,558,179

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,725,654	$9,288,218
Accrued interest	16,075,312	11,484,674
Accrued expenses	17,220,773	16,592,853
Current installments of program license liability	13,204,548	19,463,855
Current installments of long-term debt	223,811,000	—
Current installments of obligations under capital leases	1,026,959	731,616
Liabilities held for sale	220,536	216,723
Total current liabilities	280,284,782	57,777,939
Program license liability, excluding current installments	847,988	631,849
Long-term debt, excluding current installments	741,559,285	740,191,996
Other liabilities	10,408,276	10,959,467
Obligations under capital leases, excluding current installments	234,154	42,833
Total liabilities	1,033,334,485	809,604,084
Stockholders’ equity:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,695,857 shares at 2003 and 17,816,435 shares at 2004	17,696	17,816
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,129,414 shares at 2003 and 2,081,533 at 2004	2,129	2,082
Additional paid-in capital	377,802,562	380,424,936
Accumulated other comprehensive loss	(2,082,402)	(2,082,402)
Accumulated deficit	(347,410,222)	(390,408,337)
Total stockholders’ equity (deficit)	28,329,763	(12,045,905)
Total liabilities and stockholders’ equity	$1,061,664,248	$797,558,179

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net operating revenue	$50,047,097	$53,680,264	$148,597,334	$160,112,094

Operating expenses, excluding depreciation expense	18,685,481	19,262,616	54,884,939	55,083,348
Amortization of program license rights	4,460,449	4,765,045	13,303,485	13,873,744
Selling, general and administrative expenses, excluding depreciation expense	13,694,954	15,381,161	42,600,301	46,062,911
Depreciation and amortization	6,489,614	6,941,951	19,473,812	19,506,485
Corporate overhead, excluding depreciation expense	3,153,515	4,294,547	9,581,186	13,913,039
Operating income	3,563,084	3,034,944	8,753,611	11,672,567

Interest (expense), net	(15,956,501)	(15,960,137)	(47,874,569)	(48,816,932)
Non-cash change on market valuation of swaps	(3,176,678)	1,215,173	(2,444,231)	(61,467)
Loss on extinguishment of debt	—	—	—	(5,323,375)
Other income (expense), net	(42,928)	(407,860)	(173,884)	(565,433)
	(19,176,107)	(15,152,824)	(50,492,684)	(54,767,207)

Loss from continuing operations before benefit from income tax	(15,613,023)	(12,117,880)	(41,739,073)	(43,094,640)
Benefit from income tax	3,595,144	—	3,595,144	—
Loss from continuing operations	(12,017,879)	(12,117,880)	(38,143,929)	(43,094,640)
(Loss) income from discontinued operations, net of taxes	(35,363)	(13,851)	2,259,594	96,525
Net loss	$(12,053,242)	$(12,131,731)	$(35,884,335)	$(42,998,115)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.61)	$(0.61)	$(1.93)	$(2.17)
Income (loss) from discontinued operations	—	—	0.11	0.01
Net loss per common share	$(0.61)	$(0.61)	$(1.82)	$(2.16)

Weighted average shares – Basic and dilutive	19,803,188	19,895,232	19,771,377	19,867,789

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Equity
Balance at December 31, 2003	$17,696	$2,129	$377,802,562	$(347,410,222)	$(2,082,402)	$28,329,763

Contribution of shares into Company’s defined contribution plan	50		822,214			822,264

Conversion of Class B Common Stock to Class A Common Stock	47	(47)

Restricted stock issued			616,135			616,135

Non-cash stock compensation			830,250			830,250

Employee stock purchase plan	19		283,882			283,901

Exercise of stock options	4		69,893			69,897

Net loss for the nine months ended September 30, 2004				(42,998,115)		(42,998,115)

Balance at September 30, 2004	$17,816	$2,082	$380,424,936	$(390,408,337)	$(2,082,402)	$(12,045,905)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net loss	$(35,884,335)	$(42,998,115)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of KCAL-TV	(2,190,335)	—
Benefit from income tax	(3,595,144)	—
Depreciation and amortization of property and equipment	15,938,805	14,335,997
Amortization of program license rights	13,475,630	14,087,027
Amortization of intangibles and deferred charges	4,015,232	5,690,212
Non-cash compensation	876,168	1,709,520
Restricted Stock Awarded	—	616,135
Non-cash change on market valuation of swap	2,444,231	61,467
Loss on extinguishment of debt	—	1,305,790
Loss on sale of fixed assets	7,946	13,055
Income from escrow deposits	(87,866)	—
Income tax refund, net of estimated payment	27,000,000	—
Interest payments from escrow account	6,667,825	—
Payments on programming license liabilities	(13,789,943)	(13,987,954)
Decrease in trade accounts receivable	4,072,264	4,013,530
Decrease in prepaid expenses	(331,771)	(19,796)
Decrease in trade accounts payable	(7,512,382)	(385,241)
Decrease in accrued expenses and other liabilities	(11,548,732)	(6,457,968)
Net cash used in operating activities	(442,407)	(22,016,341)

Investing activities
Capital expenditures	(10,081,248)	(10,248,446)
Increase in deposits and other assets	(1,254,707)	(109,267)
Net cash used in investing activities	(11,335,955)	(10,357,713)

Financing activities
Redemption of senior subordinated notes	—	(223,811,000)
Deferred debt financing costs incurred	—	(640,291)
Principal payments under capital lease obligations	(498,149)	(486,665)
Proceeds from exercise of stock options	181,722	69,897
Proceeds from other financing activities	3,311	—
Net cash used in financing activities	(313,116)	(224,868,059)

Net decrease in cash	(12,091,478)	(257,242,113)
Cash and cash equivalents at beginning of year	110,406,572	331,150,335
Cash and cash equivalents at September 30	$98,315,094	$73,908,222

Supplemental disclosure of cash flow information
Interest paid	$52,842,367	$55,428,979
Income tax refund, net of estimated payment	$26,809,998	$—

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

2.  Stock-Based Compensation

Restricted Stock

In May 2004, the Company awarded 102,954 shares of restricted stock to certain officers and other eligible key employees under the 2004 Equity Incentive Plan.  The shares vest ratably in three equal installments beginning one year from the date of the grant.  During the vesting period, the participants have no voting rights and have the right to receive any dividends, except as otherwise provided in the award program, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered until the shares are actually delivered at the end of the deferral period.  Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period and charged to the income statement as non-cash compensation expense.

Deferred Stock

In May 2004, the Company awarded 109,100 deferred stock units to executive officers of the Company under the 2004 Equity Incentive Plan.  Deferred stock awards are a right to receive shares at the end of specified deferral periods. The deferred stock awards vest ratably in three equal installments beginning one year from the date of the grant and upon vesting the recipients will be credited with units equivalent to shares.  During the vesting period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment.  Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

The fair value of the deferred stock awards on the date of the grant is amortized ratably over the vesting period and charged to the income statement as non-cash compensation expense.

Stock Options

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2004	2003	2004	2003
Net loss-as reported	$(12,053)	$(12,132)	$(35,884)	$(42,998)
Add stock based employee compensation expense included in reported net loss	—	—	—	830
Deduct total stock-based employee compensation expense determined under fair value based method	(1,273)	(935)	(3,724)	(2,785)
Net loss-pro forma	$(13,326)	$(13,067)	$(39,608)	$(44,953)
Net loss per basic common share-as reported	$(0.61)	$(0.61)	$(1.82)	$(2.16)
Net loss per basic common share-pro forma	$(0.67)	$(0.66)	$(2.00)	$(2.26)

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

The following table sets forth the additional disclosures related to intangible assets required under FASB Statement 142 Goodwill and Other Intangible (“Statement 142”):

	As of December 31, 2003			As of September 30, 2004
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite-lived intangible assets:
Network Affiliations	$91,164	$(25,176)	$65,988	$91,164	$(27,329)	$63,835
Other intangible assets	14,045	(4,227)	9,818	14,045	(5,999)	8,046
	$105,209	$(29,403)	$75,806	$105,209	$(33,328)	$71,881

Aggregate amortization expense for the nine months ended September 30, 2003 and 2004 was $4.7 million and $4.0 million, respectively.  Aggregate amortization expense for the three months ended September 30, 2003 and 2004 was $1.6 million and $1.8 million, respectively.

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

4.  Sale of WTVO-TV

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting to sell the assets of WTVO-TV in Rockford, Illinois for approximately $20.75 million. A portion of the transaction closed on November 1, 2004 and the closing of the balance is subject to regulatory approval. The Company has reclassified the operating results of WTVO-TV to discontinued operations and, accordingly, the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three and nine months or quarters ended September 30, 2003 and 2004. Net revenue of WTVO-TV for the nine months ended September 30, 2003 and 2004 was $3.9 million and $4.2 million, respectively. Since this agreement meets all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale have been classified as “held for sale” on the balance sheets presented. The detail of classifications on the balance sheets as “held for sale” is as follows:

	December 31, 2003	September 30, 2004
	(dollars in thousands)
Assets:
Prepaid expenses	$3	$22
Property and equipment, net	3,895	3,527
Broadcast licenses and other intangibles, net	1,315	1,274
Program license rights	228	230
Assets held for sale	$5,441	$5,053

Liabilities:
Program license liabilities	$221	$217
Liabilities held for sale	$221	$217

As a result of the WTVO-TV sale transaction, the Company recorded income from its discontinued operations of $96,525 and $69,259 for the nine months ended September 30, 2004 and 2003, respectively, and a loss from its discontinued operations of $13,851 and $35,363 for the three months ended September 30, 2004 and 2003, respectively. In addition, the Company classified assets held for sale at December 31, 2003 and September 30, 2004 of $5.4 million and $5.1 million, respectively, and liabilities held for sale at December 31, 2003 and September 30, 2004 of $220,536 and $216,723, respectively (see above).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million and recorded a gain on the sale of approximately $2.2 million, net of a provision for income taxes, for the nine months ended September 30, 2003 related to this sale.

5.  Long -Term Debt

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

On December 22, 2003, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of a revolving credit facility in the amount of $20.0 million that is currently available to the Company and that matures in June 2008. At September 30, 2004, the Company had no outstanding borrowings under the Senior Credit Facility.

Long-term debt at December 31, 2003 and September 30, 2004 consisted of the following:

	12/31/03		9/30/04
Senior Credit Facility	$—		$—
8½% Senior Notes due 2008	253,109	(1)	252,176	(1)
8¾% Senior Subordinated Notes due 2014	140,000		140,000
9% Senior Subordinated Notes due 2006	86,081	(2)	—
8¾% Senior Subordinated Notes due 2007	137,730	(2)	—
10% Senior Subordinated Notes due 2011	348,450	(3)	348,016	(3)
Total Debt (excluding capital leases)	$965,370		$740,192

(1)          Includes an unamortized premium balance of $6.2 million and $5.3 million as of December 31, 2003 and September 30, 2004, respectively.

(2)          Redeemed in full on January 22, 2004

(3)          Includes unamortized premium balances of $4.2 million and $3.7 million as of December 31, 2003 and September 30, 2004, respectively.

6. Income Taxes

No tax benefit was recorded with respect to the loss for 2004, as the utilization of such loss is not more likely than not to be realized. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $160.4 million expiring at various dates through 2023, for which a full valuation allowance has been provided.

7. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company contributed approximately $420,000 to the benefit plan as of September 30, 2004 and is expected to contribute an additional $70,000 to $100,000 in the fourth quarter of  2004.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Expected return of plan assets	$166,027	$164,965	$498,080	$494,896
Service cost	(86,906)	(102,096)	(260,718)	(306,287)
Interest cost	(144,559)	(151,060)	(433,678)	(453,181)
Recognized gains or (loss)	—	(20,765)	—	(62,295)
Net amortization and deferral	(8,111)	(8,111)	(24,334)	(24,334)
Net periodic benefit (cost)	$(73,549)	$(117,067)	$(220,650)	$(351,201)

8. Earnings Per Share

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

Introduction

The operating revenue of the Company’s stations is derived primarily from advertising revenue. The stations’ primary operating expenses are for employee compensation, newsgathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

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

Recent Developments

Sale of WTVO-TV.  On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.75 million. The agreement provides for the purchase and sale of WTVO assets to occur in two steps. On November 1, 2004 the first portion of the transaction was completed and the Company received $15.0 million of the aggregate purchase price. Pending the closing of the second portion of the transaction, which is subject to Federal Communications Commission review and approval, the Company has retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station and has entered into a time brokerage agreement with Mission with respect to the sale of advertising for the station.  The Company anticipates that the second portion of the transaction will close in the first half of 2005. The operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three and nine months ended September 30, 2003 and 2004.

Digital Upgrades.  The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.  As of October 27, 2004, the FCC has not granted the final DTV license for WTEN-TV (Albany) because the FCC and the Canadian government have to resolve certain interference issues. In July 2004, the FCC granted WTEN-TV’s request for special temporary authority (STA) to operate under reduced power pending final approval of the DTV license.

Network Affiliation Agreements.  The Company has renewed its affiliation with CBS with respect to WLNS and KLFY for eight years to expire on September 30, 2012.  The Company has received notice from NBC with respect to KWQC and from ABC with respect to WKRN, WTEN, WRIC, WATE and WBAY, that the respective network will not renew the affiliation agreements currently in place and that the networks wish to negotiate new agreements. The agreement with NBC expired on November 1, 2004 and the agreements with ABC expired on October 1, 2004.  Negotiations have commenced with both ABC and NBC. The Company is operating on extensions of the ABC and NBC affiliation agreements that are set to expire on December 15, 2004 and December 31, 2004, respectively. While the Company is unable to predict the terms of any new affiliation agreements, the Company believes that these stations will have renewed network affiliations in place by the end of 2004. The Company believes that the compensation paid by the networks to the Company will significantly decrease in future years. In the event, however, of the Company’s inability to secure new affiliation agreements, the respective station may no longer be able to carry programming of the relevant network. This loss of network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced revenues.

Critical Accounting Policies

The Company’s critical accounting policy for the impairment of property, equipment and intangible assets is assessing the recoverability of the assets by making assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At September 30, 2004, the Company had $87.2 million in net property and equipment, $475.9 million of indefinite-lived intangible assets and $71.9 million of definite-lived intangible assets, net. The Company will perform its 2004 annual impairment test of indefinite-lived intangible assets in the fourth quarter of 2004.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations, excluding WTVO-TV for the periods indicated, and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)

Revenues
Local	$32,973	56.9	$32,857	52.7	$97,778	56.8	$99,451	53.4
National	19,556	33.7	18,506	29.7	60,555	35.2	59,650	32.1
Network	2,333	4.0	2,162	3.5	7,059	4.1	6,878	3.7
Political	2,159	3.7	7,654	12.3	2,998	1.8	16,088	8.6
Production/Other	957	1.7	1,158	1.8	3,650	2.1	4,131	2.2
Total	57,978	100.0	62,337	100.0	172,040	100.0	186,198	100.0

Commissions	(7,931)	(13.7)	(8,657)	(13.9)	(23,443)	(13.6)	(26,086)	(14.0)

Net Revenue	$50,047	86.3	$53,680	86.1	$148,597	86.4	$160,112	86.0

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The results from continuing operations for the three months ended September 30, 2004 and 2003 do not include the results of operations for WTVO-TV.  These results are reflected as discontinued operations.

Net revenue for the three months ended September 30, 2004 was $53.7 million, an increase of $3.7 million, or 7.4%, compared to $50.0 million for the three months ended September 30, 2003. Political revenue for the three months ended September 30, 2004 was $7.7 million, an increase of $5.5 million, compared to $2.2 million for the three months ended September 30, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, as well as significant spending for the presidential campaign, while the 2003 period had only limited state and local elections. The Company’s gross local revenues decreased slightly for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 and the national revenues decreased $1.0 million, or 5.4% compared to the prior year period. Network compensation for the three months ended September 30, 2004 was $2.2 million, a decrease of $171,000, or 7.3%, compared to $2.3 million for the three months ended September 30, 2003.

Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 2004 were $34.6 million, compared to $32.4 million for the three months ended September 30, 2003, an increase of $2.2 million, or 6.8%. Approximately $185,000 of this increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations because of the increase in their respective local revenues. The Company had increases to its health insurance and property and casualty insurance costs of approximately $171,000.  Local production costs increased approximately $453,000 because one of the Company’s stations started producing their state’s weekly lottery drawings and another station started producing shows specific to their local market to emphasize the Company’s commitment to localism. Severance costs for the Company increased $275,000 specifically relating to the retirement of several station management personnel. With significantly all of the stations required to be broadcasting or have the capabilities to be broadcasting using their digital spectrum, the Company had approximately $197,000 of increased utility costs. Included in the selling, general and administrative expenses is non-cash compensation expense of $489,000 for the three months ended September 30, 2004 relating to restricted and deferred stock awards. In addition, included in the selling, general and administrative expenses is non-cash compensation of $294,000 for the three months ended September 30, 2004, compared to non-cash compensation of $273,000 for the three months ended September 30, 2003, relating to the Company’s matching contributions to eligible employees under its defined contribution plan.

Amortization of program license rights for the three months ended September 30, 2004 was $4.8 million, compared to $4.5 million for the three months ended September 30, 2003, an increase of $305,000, or 6.8% The increase is primarily related to the increased costs of Dr. Phil at KRON-TV.

Depreciation of property and equipment and amortization of intangible assets and deferred charges was $6.9 million for the three months ended September 30, 2004, compared with $6.5 million for the comparable period in 2003, an increase of $452,000, or 7.0%. The increase is primarily related to the $10.2 million in fixed asset additions for 2004.

Corporate overhead for the three months ended September 30, 2004 was $4.3 million, compared to $3.2 million for the comparable period in 2003, an increase of $1.1 million or 34.4%.

Approximately $142,000 of this increase is attributable to higher costs of the directors and officers’ liability insurance policy. The Company’s review of and compliance with corporate governance legislation resulted in additional legal, professional and consulting fees of approximately $842,000 in the third quarter of 2004.

Interest expense was $16.0 million for the three months ended September 30, 2004 and 2003.  The Company received payments on its interest rate swaps of $352,000 and $692,000 for the three months ended September 30, 2004 and 2003, respectively, which was recorded as a reduction of interest expense.

The Company recorded a $1.2 million non-cash gain and $3.2 million non-cash loss in connection with the change in the market value of interest rate swaps for the three months ended September 30, 2004 and 2003, respectively (see “Liquidity and Capital Resources”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting to sell the assets of WTVO-TV in Rockford, Illinois in an all-cash transaction valued at approximately $20.75 million. As a result of this agreement and the Company’s application of the rules on accounting for disposal of long-lived assets, the Company recorded a loss from discontinued operations of $13,851 and $35,363 for the three months ended September 30, 2004 and 2003, respectively.

As a result of the factors discussed above, the net loss for the Company was $12.1 million for the three months ended September 30, 2004 and 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The results from continuing operations for the nine months ended September 30, 2004 and 2003 do not include the results of operations for WTVO-TV.  These results are reflected as discontinued operations.

Net revenue for the nine months ended September 30, 2004 was $160.1 million, an increase of $11.5 million, or 7.7%, compared to $148.6 million for the nine months ended September 30, 2003. Political revenue for the nine months ended September 30, 2004 was $16.1 million, an increase of $13.1 million, compared to $3.0 million for the nine months ended September 30, 2003. The increase in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2004, the national Democratic primaries in the first quarter of 2004, as well as significant spending for the presidential campaign, while the 2003 period had only limited state and local elections. The Company’s gross local revenues increased 1.7% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 and the national revenues decreased 1.5% compared to the prior year period. Network compensation for the nine months ended September 30, 2004 was $6.9 million, a decrease of $181,000, or 2.6%, compared to $7.1 million for the nine months ended September 30, 2003.

Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2004 were $101.1 million, compared to $97.5 million for the nine months ended September 30, 2003, an increase of $3.6 million, or 3.7%. Approximately $617,000 of this increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations because of the increase in local revenues. The Company had increases to its health insurance and property and casualty insurance costs of approximately $547,000. The Company relocated several managers to fill positions within the station group the cost of which was approximately $318,000. The Company had increases to its local program and production costs of approximately $298,000 associated with one of its stations producing its state lottery. Severance costs for the Company increased $307,000 specifically relating to the retirement of several station management personnel. With significantly all of the stations required to be broadcasting or have the capabilities to be broadcasting using their digital spectrum, the Company had approximately $589,000 of increased utility costs. Included in the selling, general and administrative expenses is non-cash compensation expense of $489,000 for the nine months ended September 30, 2004 relating to restricted and deferred stock awards. In addition, included in the selling, general and administrative expenses is non-cash compensation of $879,000 for the nine months ended September 30, 2004, compared to non-cash compensation of $876,000 for the nine months ended September 30, 2003, relating to the Company’s matching contributions to eligible employees under its defined contribution plan.

Amortization of program license rights for the nine months ended September 30, 2004 was $13.9 million, compared to $13.3 million for the nine months ended September 30, 2003, an increase of $571,000, or 4.3%.  The increase is primarily related to the increased costs of Dr. Phil at KRON-TV.

Depreciation of property and equipment and amortization of intangible assets was $19.5 million for the nine months ended September 30, 2004 and 2003.

Corporate overhead for the nine months ended September 30, 2004 was $13.9 million, compared to $9.6 million for the comparable period in 2003, an increase of $4.3 million or 44.8%. Approximately $2.2 million of this increase related to the severance package provided to the Company’s former president, who retired on March 31, 2004.  Approximately $125,000 of this increase was the result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions in May 2003.  The Company also experienced increases in the directors and officers’ liability insurance policy, which accounted for approximately $440,000 of this increase.  The Company’s review of and compliance with corporate governance legislation resulted in additional legal, professional and consulting fees of approximately $1.2 million in 2004.

Interest expense for the nine months ended September 30, 2004 was $48.8 million, compared to $47.9 million for the same period in 2003, an increase of $942,000, or 2.0%.  The increase was primarily attributable to higher debt levels for the first twenty-two days of 2004 associated with the Company’s redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8¾% senior subordinated notes due 2007.  The Company received less in payments on its interest rate swaps of $1.2 million compared to  $1.9 million for the nine months ended September 30, 2004 and 2003, which was recorded as a reduction of interest expense.

The Company recorded a $61,467 and $2.4 million non-cash loss in connection with the change in the market value of interest rate swaps for the nine months ended September 30, 2004 and 2003, respectively that included $2.5 million of non-cash interest expense for the nine months ended September 30, 2003 relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash gain of approximately $30,000 for the nine months ended September 30, 2003, for the change in fair value of its outstanding fair value economic hedges (see “Liquidity and Capital Resources”).

The Company recorded a loss on extinguishment of debt resulting from the write-off of related to the Company’s unamortized deferred financing costs for the nine months ended September 30, 2004 of $5.3 million.  This loss related to the Company’s redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8¾% senior subordinated notes due 2007 (see “Liquidity and Capital Resources”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting to sell the assets of WTVO-TV in Rockford, Illinois in an all-cash transaction valued at approximately $20.75 million. As a result of this agreement and the Company’s application of the rules on accounting for disposal of long-lived assets effective January 1, 2004, the Company recorded income from discontinued operations of $96,525 and $69,259 for the nine months ended September 30, 2004 and 2003. On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million and recorded a gain on the sale of approximately $2.2 million, net of a provision for income taxes, for the nine months ended September 30, 2003 related to this sale.

As a result of the factors discussed above, the net loss for the Company was $43.0 million for the nine months ended September 30, 2004, compared with a net loss of $35.9 million for the nine months ended September 30, 2003, a change of $7.1 million.

Liquidity and Capital Resources

Cash used in operations for the nine months ended September 30, 2004 and 2003 was $22.0 million and $442,000, respectively.  Trade accounts payable decreased $385,000 and $7.5 million for the nine months ended September 30, 2004 and 2003, respectively. At December 31, 2002, the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2003.  Accrued expenses decreased $6.5 million and $11.5 million for the nine months ended September 30, 2004 and 2003, respectively. Accounts receivable decreased by $4.0 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively. In the first quarter of 2003, the Company received $27.0 million in income tax refunds, net of estimated payments, because of overpayments in 2002.

The performance of KRON-TV has a large proportionate impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in the first nine months of 2004 at KRON-TV were stronger than those in the first nine months of 2003, the continuing uncertain economic climate in San Francisco makes the outlook unclear.

Cash used in investing activities was $10.4 million and $11.3 million for the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures for the nine months ended September 30, 2004 and 2003 were $10.2 million and $10.1 million, respectively. Deposits and other assets for the Company increased $109,000 and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively.

Cash used in financing activities was $224.9 million and $313,000 for the nine months ended September 30, 2004 and 2003, respectively. On December 23, 2003, the Company received the proceeds from the sale of the December 2003 Notes (as defined) of $140.0 million principal amount (see below). On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.  In addition, on December 23, 2003, the Company received the proceeds from the sale of the Senior Notes Add-On (as defined) of $90.0 million principal amount and a premium of approximately $6.2 million (see below). On January 22, 2004, the Company used all of the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% Senior Subordinated Notes due 2006 plus accrued interest (see below). In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $640,000 of deferred debt financing costs that will be amortized over the lives of the respective notes. In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company wrote off all the remaining related deferred debt financing costs, net of accumulated amortization, of approximately $1.3 million and recorded it as a loss on extinguishment of debt.  The Company made payments under capital lease obligations of $487,000 and $498,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company received proceeds from the exercise of stock options of $70,000 and $182,000 for the nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, the Company had $73.9 million of cash-on-hand available for general corporate purposes. All of these funds were invested in short-term, risk-averse investments, in accordance with the indentures.

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

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary “CD Rate” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 2.25% with the Base Rate and 3.25% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a senior secured debt to operating cash flow ratio of not more than 1.75x (net of cash up to $50.0 million).  The Company is also required to maintain a cash and short-term investment balance of at least $50.0 million.  As of September 30, 2004, the Company was in compliance with all Senior Credit Facility covenants.

At September 30, 2004, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company’s ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Senior Credit Facility.

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

Debt amounts outstanding at December 31, 2003 and September 30, 2004 were as follows (dollars in thousands):

	12/31/03		9/30/04		Annualized Interest Payments(1)
Senior Credit Facility	$—		$—		$—
8½% Senior Notes due 2008	253,109	(2)	252,176	(2)	20,986
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
9% Senior Subordinated Notes due 2006	86,081	(3)	—		—
8¾% Senior Subordinated Notes due 2007	137,730	(3)	—		—
10% Senior Subordinated Notes due 2011	348,450	(4)	348,016	(4)	34,430
Total Debt (excluding capital leases)	$965,370		$740,192		$67,666

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at September 30, 2004, multiplied by the interest rates of the related notes.

(2)          Includes an unamortized premium balance of $6.2 million and $5.3 million as of December 31, 2003 and September 30, 2004, respectively.

(3)          Redeemed in full on January 22, 2004

(4)          Includes unamortized premium balances of $4.2 million and $3.7 million as of December 31, 2003 and September 30, 2004, respectively.

The Company’s total debt at September 30, 2004 was approximately $741.0 million, consisting of $484.3 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $9.0 million of bond premiums and $774,000 of capital leases. In addition, at September 30, 2004, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

Management believes that cash and cash equivalents, cash flows from operations and funds available under the Senior Credit Facility will be sufficient to fund the working capital, capital expenditures, debt service and other liquidity needs of the Company for the foreseeable future.

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as are required. For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes. No tax benefit was recorded with respect to the loss for 2004, as its utilization is not more likely than not to be realized. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $160.4 million expiring at various dates through 2023, for which a full valuation allowance has been provided.

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

The following tables summarize separately the Company’s material obligations and commitments at September 30, 2004 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund these obligations with cash and cash equivalents, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$731,189	$—	$—	$246,890	$484,299
Capital Lease Obligations	774	732	42	—	—
Operating Leases	6,163	1,291	3,159	925	788
Unconditional Purchase Obligations(1)	20,096	19,464	632	—	—
Other Long-Term Obligations(2)	66,220	23,453	37,572	4,653	542
Total Contractual Cash Obligations	$824,442	$44,940	$41,405	$252,468	$485,629

(1)          Unpaid program license liability reflected on the September 30, 2004 balance sheet.

(2)          Obligations for programming that has been contracted for but not recorded on the September 30, 2004 Balance Sheet because the  programs were not currently available for airing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of September 30, 2004, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal as of September 30, 2004 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2011.

The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company’s Senior Notes of approximately $246.9 million outstanding principal as of September 30, 2004 have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding Senior Notes is approximately $21.0 million.

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

Item 4. Controls and Procedures.

The Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

10.1

Indenture Supplement No. 1 dated as of August 27, 2004, to the Indenture, dated March 1, 2001, by and among the Company, the Subsidiary Guarantors and Wachovia Bank, National Association, relating to the 10% Senior Subordinated Notes due 2011.

10.2

Indenture Supplement No. 1, dated as of August 27, 2004, to the Indenture, dated December 7, 2001, by and among the Company, the Subsidiary Guarantors and Wachovia Bank, National Association, relating to the 8½% Senior Notes due 2008.

10.3

Indenture Supplement No. 1, dated as of August 27, 2004, to the Indenture, dated December 7, 2001, by and among the Company, the Subsidiary Guarantors and Wachovia Bank, National Association, relating to the 8¾% Senior Subordinated Notes due 2014

10.4	Letter Agreement, dated September 30, 2004, between the Company and CBS, extending the expiration date of the affiliation agreements relating to KLFY-TV and WLNS-TV
10.5	Letter Agreement, dated October 6, 2004, between the Company and CBS, extending the expiration date of the affiliation agreements relating to KLFY-TV and WLNS-TV
10.6	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement KLFY-TV, Lafayette, Louisiana*
10.7	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement WLNS-TV, Lansing, Michigan*
10.8	Letter Agreement, dated September 30, 2004, between the Company and ABC, extending the expiration date of the affiliation agreements relating to WKRN-TV, WATE-TV, WBAY-TV, WRIC-TV and WTEN-TV
10.9	Letter Agreement, dated October 22, 2004, between the Company and ABC, extending the expiration date of the affiliation agreements relating to WKRN-TV, WATE-TV, WBAY-TV, WRIC-TV and WTEN-TV
10.10	Letter Agreement, dated October 26, 2004, between the Company and NBC, extending the expiration date of the affiliation agreement relating to KWQC-TV
11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

* Portions have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	November 9, 2004	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer

Date:	November 9, 2004	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and Chief Financial Officer (principal financial officer)