Form 10-K
period 2004-12-31
YOUNG BROADCASTING INC /DE/
filed 2005-03-16
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒  No ☐

The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30, 2004 was approximately $261,245,264.

Number of shares of Common Stock outstanding as of March 3, 2005: 17,943,612 shares of Class A Common Stock and 2,017,134 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Portions of Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders	Part III

YOUNG BROADCASTING INC.

FORM 10-K

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

PART I

Item 1.                        Business.

All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2004, as prepared by A.C. Nielsen Company (“Nielsen”). Nielsen data provided herein refers solely to the United States television markets. As used herein, the “Company” means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the “Subsidiaries”).

General

The Company owns and operates ten television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Five of the stations are affiliated with American Broadcasting Companies, Inc. (“ABC”), three are affiliated with CBS Inc. (“CBS”), one is affiliated with National Broadcasting Company, Inc. (“NBC”), and one station is an independent station. In addition, the Company operates a separate UPN network affiliate using the digital broadcast facilities of its Sioux Falls station. Each of the Company’s stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached. KRON-TV, San Francisco, California (“KRON”), is the Company’s independent VHF station operating in the San Francisco market, which is ranked as the sixth largest television market in terms of population.

The Company is a Delaware corporation that was founded in 1986 by Vincent Young and his father, Adam Young. Vincent Young, the Company’s Chairman, has over 25 years of experience in the television broadcast industry. Adam Young died on November 15, 2004. Until his death, Mr. Young served as the Treasurer and as a director of the Company.

The Company’s principal offices are located at 599 Lexington Avenue, New York, New York 10022, and its telephone number is (212) 754-7070.

Website Access to Company Reports

The Company makes available free of charge through its website, www.youngbroadcasting.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information on the Company’s website is not a part of this report.

Recent Developments

Sale of WTVO-TV. On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of the WTVO-TV assets to occur in two steps. On November 1, 2004 the Company completed the first closing of the sale. At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement with respect to the sale of advertising to the station. The completion of the second step of this transaction was subject to Federal Communications Commission (“FCC”) review and approval. During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $15.5 million, net of applicable taxes will be recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and the remaining amount of approximately $12.0 million, less applicable taxes, will be recognized in 2005. The operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the years ended December 31, 2002, 2003 and 2004.

Network Affiliation Agreements.   The Company has renewed its affiliation with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012. Under the renewed CBS affiliations, the Company will be receiving significantly less network compensation than it received from CBS under the expired agreements. During the first quarter of 2004 the Company received notice from NBC with respect to KWQC-TV and from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the respective network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements. The agreement with NBC expired on November 1, 2004, and the agreements with ABC expired on September 30, 2004. Negotiations with both ABC and NBC are ongoing. The Company is operating under extensions of both the ABC and NBC affiliation agreements that have been extended through April 15, 2005 and March 31, 2005, respectively. While the Company is unable to predict the terms of the renewed ABC and NBC affiliation agreements, the Company believes that renewed affiliations will be in place by June 1, 2005, but on terms that provide less network compensation to the stations than was provided under the expired agreements. In the event, however, of the Company’s inability to maintain their current affiliation agreements for any one or more of these stations, the respective station may no longer be able to carry programming of the relevant network. This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues. Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

Digital Upgrades.   The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology. As of March 10, 2005, the FCC has not granted the final digital construction permit for WTEN-TV (Albany) due to the failure of the FCC and the Canadian government to resolve certain interference issues. In August 2004, the FCC granted WTEN-TV’s request for special temporary authority to operate under reduced power pending final approval of the final DTV construction permit.

Operating Strategy

The Company’s operating strategy focuses on increasing the revenue of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

Targeted Marketing.   The Company seeks to increase its revenue by expanding existing relationships with local and national advertisers and attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers’ overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company’s success in increasing local advertising revenue is dependent upon, in part, the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of systems of performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the Company’s other stations.

The Company’s stations utilize a variety of marketing techniques to increase advertising revenue, including the following:

•       Vendor Marketing.   The Company’s “vendor marketing” program has experienced a great deal of success in the Company’s markets. Under this program, a station will contact the vendors of a particular store chain and arrange for the vendors to purchase advertising for the store chain in exchange for the store’s commitment to purchase additional products from the vendors. The result is that both the vendors’ products and the store chain are advertised, with the vendors collectively bearing the cost of the advertisement.

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

An important element in determining advertising rates is the station’s rating and share among a particular demographic group, which the advertiser may be targeting. The Company believes that its success is attributable to its ability to reach desirable demographic groups with the programs it broadcasts.

Strong Local Presence.   Each station seeks to achieve a distinct local identity principally through the quality of its local news programming and by targeting specific audience groups with special programs and marketing events. Each station’s local news franchise is the foundation of the Company’s strategy to strengthen audience loyalty and increase revenue and broadcast cash flow for each station. Strong local news generates high viewership and results in higher ratings both for programs preceding and following the news.

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

In each of its markets, the Company develops additional information-oriented programming designed to expand the Company’s hours of commercially valuable local news and other news programming with relatively small increases in operating expenses. In addition to local news, each station utilizes special programming and marketing events, such as prime time programming of local interest or sponsored community events, to strengthen community relations and increase advertising revenue. The Company places a special emphasis on developing and training its local sales staff to promote involvement in community affairs and stimulate the growth of local advertising sales.

Programming.   The Company continually reviews its existing programming inventory and seeks to purchase the most profitable and cost-effective syndicated programs available for each time period. In developing its selection of syndicated programming, management balances the cost of available syndicated programs; their potential to increase advertising revenue and the risk of reduced popularity during the term of the program contract. The Company seeks to purchase programs with contractual periods that permit programming flexibility and which complement a station’s overall programming strategy and counter competitive programming. Programs that can perform successfully in more than one time period are more attractive due to the long lead time and multi-year commitments inherent in program purchasing.

Cost Controls.   Each station emphasizes strict control of its programming and operating costs as an essential factor in increasing its operating income. The Company relies primarily on its in-house production capabilities and seeks to minimize its use of outside firms and consultants. The Company’s size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its overhead costs by utilizing the group benefits provided by the Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenue through efficient use of its available resources.

Acquisition Strategy

The Company believes that its ability to manage costs effectively while enhancing the quality provided to station viewers gives the Company an important advantage in acquiring and operating new stations. In assessing potential acquisitions, the Company targets stations for which it has identified line item expense reductions that can be implemented upon acquisition. The Company emphasizes strict controls over operating expenses as it expands a station’s revenue base with the goal of improving a station’s operating income. Typical cost savings arise from reducing staffing levels, substituting more cost-effective employee benefit programs, reducing dependence on outside consultants and research firms and reducing travel and other non-essential expenses. The Company also develops specific proposals for revenue enhancement utilizing management’s significant experience in local and national advertising.

The Company is regularly presented with opportunities to acquire television stations, which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations. While the Company plans to pursue favorable acquisition opportunities as they become available, its ability to incur debt to finance acquisitions is currently restricted by the terms of the Senior Credit Facility and its indentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Stations

The Company’s stations are geographically diverse, which minimizes the impact of regional economic downturns. One station is located in the West region (KRON-San Francisco, California), four stations are located in the Midwest region (WBAY-Green Bay, Wisconsin, KWQC-Quad Cities, KELO-Sioux Falls, South Dakota and WLNS-Lansing, Michigan), four stations are located in the Southeast region (WKRN-Nashville, Tennessee, WRIC-Richmond, Virginia, WATE-Knoxville, Tennessee, and KLFY-Lafayette, Louisiana), and one station is located in the Northeast region (WTEN-Albany, New York).

Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is an independent station. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KRON is the only independent VHF television station operating in the San Francisco market that has significant ratings. The following table sets forth general information based on Nielsen data as of November 2004 for each of the Company’s stations:

							Station
						Commercial	Rank
	Market	Television			Network	Stations	In	In-Market	Year
	Rank(1)	Households(2)	Channel		Affiliation	in DMA(3)	Market(4)	Share(5)	Acquired
KRON (San Francisco, CA)	6	2,360,000	4		IND	12	5	11	2000
WKRN (Nashville, TN)	30	916,170	2		ABC	6	3	20	1989
WTEN (Albany, NY)	55	555,640	10	(6)	ABC	7	3	22	1989
WATE (Knoxville, TN)	59	513,630	6		ABC	6	3	22	1994
WRIC (Richmond, VA)	61	509,860	8		ABC	5	3	23	1994
WBAY (Green Bay, WI)	69	436,300	2		ABC	6	2	29	1994
KWQC (Quad Cities)	94	309,900	6		NBC	6	1	46	1996
WLNS (Lansing, MI)	110	259,240	6		CBS	5	1	39	1986
KELO (Sioux Falls, SD)	116	246,400	11	(7)	CBS (8)	5	1	57	1996
KLFY (Lafayette, LA)	123	223,700	10		CBS	5	1	56	1988

(1)             Refers to the size of the television market or Designated Market Area (“DMA”) as used by Nielsen.

(2)             Refers to the number of television households in the DMA as estimated by Nielsen.

(3)             Represents the number of television stations (“reportable stations”) designated by Nielsen as “local” to the DMA, excluding public television stations and stations which do not meet minimum Nielsen reporting standards (weekly cumulative audience of less than 2.5%) for reporting in the Sunday through Saturday, 7:00 a.m. to 1:00 a.m. period (“sign-on to sign-off”). Does not include national cable channels. The number of reportable stations may change for each reporting period. “Weekly cumulative audience” measures the total number of different households tuned to a station at a particular time during the week. “Share” references used elsewhere herein measure the total daily households tuned to a station at a particular time during the week.

(4)             Station’s rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2004.

(5)             Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market (“in-market share”), as measured sign-on to sign-off.

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

(8)    The Company also operates a separate UPN network station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring on January 6, 2009.

The following is a description of each of the Company’s stations:

KRON, San Francisco, California.   The Company acquired KRON from The Chronicle Publishing Company on June 26, 2000. KRON is a VHF television station in the San Francisco Bay Area, the sixth largest television revenue market in the country, based on television households. KRON was an NBC affiliate since it was first granted an FCC license in 1949. KRON became an independent station as of January 1, 2002 after its affiliation agreement with NBC expired on December 31, 2001 in accordance with its terms. The Company has experienced increased programming costs as a result of KRON becoming an independent station.

The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Nielsen Media Research and SRDS Lifestyle Market Analyst 2004 the San Francisco Bay Area has a total population of approximately 6.4 million with approximately 2.4 million television households. According to the BIA Guide, the average household income in the San Francisco Bay Area population is particularly affluent with a per household annual average income in 2004 of approximately $69,539 with effective buying income projected to grow at an annual rate of 4.0% through 2008, which ranks first in the nation. The California economy ranks as the 5th largest in the world.

KRON maintains strong relationships with most of the major studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Sex & The City, and Dr. Phil under favorable terms through the 2008-2009 season.

Following the expiration of the NBC affiliation agreement, KRON has become a hyper-local television station. This was accomplished with a significant expansion of local news programming, continued expansion of other local programming, as well as the acquisition of quality syndicated programming. The news expansion is a significant factor in the new schedule. While KRON continued in its traditional news time slots, the station increased local news production, doubling the previous amount of news programming. Syndicated programming has been secured for other dayparts including long-term renewals of Entertainment Tonight, ET spin-off The Insider, Sex & The City, , Dr. Phil and Inside Edition. These programs are supplemented by strong local programming such as Bay Area Backroads, the Bay to Breakers race and The Pride and Carnival Parades, and a monthly series of outstanding documentaries and specials under the umbrella of “KRON 4 Presents.”

WKRN, Nashville, Tennessee.   WKRN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 916,170 television households. There are six reportable stations in the DMA. For the November 2004 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 20%. The station’s syndicated programs include Live with Regis and Kelly, Judge Judy, Wheel of Fortune and the sitcom, Friends. In the Fall of 2005 WKRN will begin airing the hit show Sex in the City and the new Martha Stewart Show

WKRN has won more regional Edward R. Murrow awards and Emmys over the past 8 years than any other television station in Tennessee. WKRN is home to the award winning Monday Night Live with Jeff Fisher and produces the preseason Tennessee Titans’ football games. In February 2004 the station won the rights to exclusively televise the Tennessee Lottery drawings. The Lottery telecasts are produced at the station’s studio and broadcast “live” to five markets in Tennessee; including Memphis, Knoxville, Chattanooga, Jackson and Tri-Cities. Those daily drawings began in March 2004 with Cash 3 and Lotto 5 was added in September 2004. An additional daily drawing, Cash 4, will begin in April 2005.

Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government-related. Prominent corporations located in the area include Dell Computer, Nissan, Saturn, TriStar Heath Systems, Bell South and Gaylord Entertainment. Nashville is the home of several universities, including Vanderbilt and Tennessee State. According to the BIA Guide, the average household income in the Nashville market in 2004 was $46,973, with effective buying income projected to grow at an annual rate of 4.3% through 2008. Historically, there has been a close correlation between retail sales and expenditures on broadcast television advertising in a given market.

According to the BIA Guide, retail sales growth for the Nashville market is projected to average 3.9% annually through 2008.

WKRN TV launched a second viewing choice during 2004 with Weather Now, a 24 hour weather channel designed to leverage the stations strong regional weather brand. WKRN delivers this 24 hour weather channel via their digital signal and via a separate cable channel.

WKRN’s community service commitments are chosen annually to not only provide a strong local presence in the community but also to address the top needs in the area as published by the United Way’s Needs Assessment Survey. In addition to the production and airing of public service announcements for the American Cancer Society’s three-month Relay for Life campaign, psa support for Gilda’s Club, Vanderbilt Children’s Hospital’s annual events and numerous annual special events benefiting both domestic violence and health organizations, WKRN has continued it’s 20+ year partnership with Second Harvest Food Bank, planning three-month campaigns within metro elementary schools and market wide high schools—educating children about the importance of sharing and caring for one’s neighbor. Celebrating a 13th anniversary with Ronald McDonald House Charities of Nashville, WKRN continues to produce and air its Calls For Kids two-hour telecast in the Spring, raising over $150,000 annually. Beginning in 2004, WKRN has promoted health and fitness for all ages year-long with its Promise 2 Be Fit health vignettes and it’s partnership with the All About Women two-day health fair. During the holidays, WKRN continues its support of deployed 101st Airborne soldiers’ families with its Holiday Hugs Toy Drive and support of the planned Wings of Liberty Military Museum. Immediately following the deadly Far East Tsunami on December 26, 2004, WKRN held a one day Tsunami pledge drive in conjunction with the Nashville Red Cross. With little promotion the station collected $176,000 that went directly to Tsunami relief.

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

The Albany market (which includes Schenectady and Troy) is the 55th largest DMA, with an estimated 555,640 television households. There are seven reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 2003 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 22%, compared to 32% for WNYT, the NBC affiliate, 31% for WRGB, the CBS affiliate, 9% for WXXA, the Fox affiliate, 4% for WEWB, the WB affiliate and less than 1% for WYPX, the PAX station,. The station’s syndicated programs include Wheel of Fortune, Jeopardy, and Judge Judy. WTEN has won numerous awards in recent years for both local news and public affairs programming.

Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Golub Corp., Albany Medical, St. Peters Healthcare Service and Verizon Communications. These employers which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation’s largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 2004 was $43,194, with effective buying income projected to grow at an annual rate of 2.7% through 2008. Retail sales growth in this market is also projected by the BIA Guide to average 4.0% annually during the same period.

The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues.

WATE, Knoxville, Tennessee.   WATE was acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 59th largest DMA, with an estimated 513,630 television households. There are six reportable stations in the DMA, three of which are VHF stations. During the November 2004 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 22%. The station’s syndicated programming includes Oprah, Judge Judy, Inside Edition, Who Wants to Be a Millionaire and The Insider.

WATE-TV’s major station focus is its news product. Its 5PM newscast, effective with the July 2004 NSI measurement period, overtook its long-time rival, WBIR, to become the number one rated newscast in that time period for a third consecutive ratings book (July 2004, November 2004, February 2005). WATE-TV remains a solid number 2) behind its main competitor, WBIR.

The station has won numerous news awards over the years, including Emmy Awards from the Mid-South Chapter of NATAS, state AP awards, Edward R. Murrow regional award, as well as many honors and recognitions for the station’s long-standing commitment to its community. These include: the Beacon of Hope Award from the (seven-state) Mid-South Division of The American Cancer Society, two Excalibur Awards, a Best Media Sponsorship Award and a Division Media Award.

WATE TV launched a second viewing choice during 2004 with Weather Now, a 24 hour weather channel designed to leverage the stations strong regional weather brand. WATE delivers this 24 hour weather channel via their digital signal and via a separate cable channel.

For the past 50 years, WATE-TV’s commitment to its community has remained steadfast. In 2004, it helped the Second Harvest Food Bank raise nearly 300,000 pounds of food and $51,578 through its annual 6 Shares High School Football Challenge and Feed the Hungry telethon. In the past six years, this annual campaign has yielded 1.6 million pounds of food for East Tennessee.

The station’s annual involvement with the American Cancer Society’s Relay for Life helped raise more than $1.5 million last year. WATE-TV also provided a fund-raising telethon to help restore the Historic Tennessee Theatre. The WATE-TV program yielded more than $300,000 in pledges and support, and got the overall 23 million dollar campaign off to a great start.

According to the BIA Guide, the average household income in the Knoxville market in 2004 was $43,952 with effective buying income projected to grow at an annual rate of 4.0% through 2008. Retail sales growth is also projected by the BIA Guide to average 3.9% annually during the same period.

WRIC, Richmond, Virginia.   WRIC was acquired by the Company in November 1994 from Nationwide Communications Inc. (“Nationwide”), began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 61st largest DMA, with an estimated 509,860 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2004 ratings period, WRIC had an in-market sign-on to sign-off in-market share of 23%, compared to 35% for market leader WWBT(NBC) and 27% for WTVR(CBS). The station’s syndicated programming includes Oprah, Wheel of Fortune, Jeopardy, Maury Povich, and Jerry Springer.

WRIC increased its local news schedule to 27.5 hours per week with the addition of four hours of local news to its weekend morning schedule in June 2004. This additional news effort generated significant viewer and advertiser interest from the very first broadcast. Local news coverage is the centerpiece of WRIC’s effort to serve the Central Virginia community and is the springboard for our community outreach efforts. In addition to local news coverage, WRIC also produces annual telethons for the local chapters of UNCF and MDA, produces a weekly feature for United Methodist Family Services and provides PSA support for dozens of local community organizations

Richmond is the capital of Virginia and home to numerous colleges and universities, including the University of Richmond, Virginia Commonwealth University (VCU) and the Medical College of Virginia. Capital One is the largest employer in the market, employing over 9,000 area residents. According to the BIA Guide, the average household income in the Richmond market in 2004 was $48,406 with effective buying income projected to grow at an annual rate of 3.9% through 2008. Retail sales growth is also projected by the BIA Guide to average 4.0% annually during the same period.

WBAY, Green Bay, Wisconsin.   WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 436,300 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2003 ratings period, WBAY was second in the ratings with a sign-on to sign-off in-market share of 29%. The station’s syndicated programming includes Dr. Phil, Friends, Who Wants to Be a Millionaire and Dharma & Greg.

WBAY has won many state and regional awards for excellence from Associated Press, the Milwaukee Press Club and Wisconsin Broadcasters Association. The station also won a National Edward R. Murrow award for the best news series in mid-size markets.

WBAY sponsors public service campaigns for Children First, Toys for Tots, Scouting for Food, A Taste of Wine and Cheese and The Brett Favre Challenge which raise over $250,000 for the Boys and Girls Club of Green Bay, Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA, and many others. WBAY has produced and aired for the past 51 years the telethon for local Cerebral Palsy Inc. Last year’s telethon raised $750,000 for the organization.

The station’s primary focus is local news. That includes early morning (5AM-7AM), Noon, 5PM, 6PM, 10PM and weekends. WBAY is rated the #1 local newscast in the market in every time period.

WBAY TV launched a second viewing choice during 2004 with Weather Now, a 24 hour weather channel designed to leverage the stations strong regional weather brand. WBAY delivers this 24 hour weather channel via their digital signal and via a separate cable channel.

According to the BIA Guide, the average household income in the Green Bay market in 2004 was $43,952, with effective buying income projected to grow at an annual rate of 4.0% through 2008. Retail sales growth is also projected by the BIA Guide to average 3.0% annually during the same period.

KWQC, Quad Cities.   The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 94th largest DMA serving an estimated 309,900 television households in eastern Iowa and western Illinois. There are six reportable stations in the DMA, three of which are VHF. During the November 2004 ratings period, KWQC retained its number one position in the market with a sign-on to sign-off in-market share of 46%. The station has retained the number one position for over fifteen years and continues to expand news programming and increase market share. The station’s local newscasts are #1 in the Morning, Noon, 5pm 6pm and 10pm time periods. The station’s syndicated programming includes Oprah, Jeopardy, Wheel of Fortune, Who Wants to Be a Millionaire, and Inside Edition.

KWQC places a strong emphasis on local news and community related events and broadcasts. The station annually produces several news specials in addition to providing 28 hours of local news and information programming per week. KWQC is involved in a variety of community events including Race For The Cure, Toys For Tots, Festival of Trees, The Student Hunger Drive, the United Way Drive, Bix 7 Race and Women’s Lifestyle Fair.

John Deere Corporation is headquartered in the Quad Cities. Other major employers include the Rock Island Arsenal, Alcoa, Trinity Medical Center, Genesis Medical Center, Oscar Mayer, Ralston Purina, and Modern Woodman. Riverboat gambling has brought three boats to the market that has increased the tourism business. The market has also experienced an increase in convention business. According to the BIA Guide, the average household income in the Quad Cities market in 2004 was $41,182, with effective buying income projected to grow at an annual rate of 2.4% through 2008. Retail sales growth is also projected by the BIA Guide to average 1.9% annually during the same period.

WLNS, Lansing, Michigan.   WLNS, which was acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 110th largest DMA, with an estimated 259,240 television households. There are five reportable stations in the DMA. WLNS ranks first in the November 2004 rating period with an overall sign-on to sign-off in-market share of 39%. WLNS is one of only two VHF network affiliates in the DMA. The station’s syndicated programming includes Everybody Loves Raymond, Entertainment Tonight, The Insider , Dr. Phil and Montel Williams.

WLNS-TV attributes its long success in the Lansing market to its commitment to local news, the community and its advertisers. News 6 broadcasts 24 hours per week of local news, including two hours from 5 a.m. to 7 a.m. weekdays, plus the only midday newscast in the Lansing market. The recent introduction of hour-long Saturday and Sunday morning newscasts and a new studio set have helped WLNS continue to grow to better serve Lansing and the surrounding areas. During the November 2004 ratings period, WLNS’s newscasts were #1 at 5PM, 6PM and 11PM.

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

In 1999, WLNS and Farm Bureau Insurance collaborated to purchase Lansing’s only live Doppler radar, bringing real time weather information to the Lansing area for the first time. The WLNS Doppler radar has been credited with providing emergency warning to tens of thousands of people before the National Weather Service could act. In 2000, News6 and Ingham Regional Medical Center formed “Partners in Health”, a unique multimedia approach to providing consumers with health and medical information.

WLNS further strengthened its DMA when it achieved reinstatement on cable systems in nearby Livingston County in 2004. This is an area to the east of Lansing that will benefit from local news coverage of interest to their residents, as well as providing crucial local weather information that much of the county was previously lacking.

The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University. This mix gives Lansing an advantage over other Michigan cities whose economies rely more heavily upon, and therefore are more prone to the cyclical nature of, the domestic automobile industry.

Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 19,800 people. General Motors has approximately 12,000, and Michigan State University has over 10,500 employees with a student enrollment of over 43,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 2004 was $46,674, with effective buying income projected to grow at an annual rate of 3.3% through 2008. Retail sales growth in this market is also projected by the BIA Guide to average 1.5% annually during the same period.

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

The Sioux Falls market is the 116th largest DMA serving an estimated 246,400 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota. There are five reportable stations in the DMA, two of which are VHF. During the November 2004 ratings period, KELO was first in the market with a sign-on to sign-off in-market share of 57%, significantly ahead of the ABC, NBC and FOX affiliates, who had 21%, 14% and 7%, respectively. KELO’s newscast finished ahead of each of the competing stations for every weekday and weekend newscast time period.

Recognizing the importance of local news, the station presents live newscasts seven times daily, with notable ratings and sales success. All KELO newscasts are #1 in their perspective time period with some delivering in market share of 50%. The station’s revenue market share in 2004 was 60.9% with political billings. The projected market share in 2005 is 55.6%. The station’s syndicated programming includes Dr. Phil, Oprah and Entertainment Tonight.

In January 2004, the station launched UTV, a separate UPN Network affiliate in Sioux Falls utilizing KELO-TV’s digital facilities. Using a broad base of network programming, UTV will round out its line-up with weekend movies and a variety of syndicated programming, including Dr. Phil at 9:00pm Monday through Friday.

KELO TV also launched a third viewing choice during the third quarter of 2004 with Weather Now, a 24 hour weather channel designed to leverage the stations strong regional weather brand. KELO delivers this 24 hour weather channel via fiber to 30,000 cable households.

The largest employers in the market are Sioux Valley Hospital & Health Systems, with approximately 7,900 employees, and Citibank. Sioux Falls is the largest city in South Dakota. According to the BIA Guide, the average household income in the Sioux Falls market in 2004 was $40,759, with effective buying income projected to grow at an annual rate of 3.5% through 2008. Retail sales growth is also projected by the BIA Guide to average 2.6% annually during the same period.

KLFY, Lafayette, Louisiana.   KLFY was acquired by the Company from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market’s first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth station, KLAF, is a lower power station affiliated with the UPN Network. The market is dominated by KLFY and the local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Since 1994, the NBC affiliate in Lake Charles has been selling advertising in the Lafayette market with minimal success.

The Lafayette market is the 123rd largest DMA, with an estimated 223,700 television households. KLFY ranks first in the November 2004 ratings period with an overall sign-on to sign-off in-market share of 56%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period. The station’s syndicated programs include Entertainment Tonight, Extra, Dr. Phil, Who Wants to Be a Millionaire, Regis and Kelly and Judge Judy.

Historically, KLFY has placed a strong emphasis on local news and community-related broadcasts. Each weekday begins with a 180-minute live production of “Passe Partout,” a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2004 ratings period, this program received a 6:00-7:00 a.m. in-market share of 61%. The first 30 minutes of “Passe Partout” are broadcast in French for the large French-speaking Cajun population in the area; the balance is in English. KLFY also has won numerous awards in recent years from state journalism organizations, including the 1995, 1998, 2000, 2001 and 2003 “Station of the Year” award from the Louisiana Broadcasters Association.

KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called “Meet Your Neighbor” and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some unusual projects. “Wednesday’s Child” is a nationally recognized weekly segment featuring a child in need of adoption, and the effort has had a significant success rate in placing children. The station has over the past 16 years raised over 3,500 tons of food for the hungry with its annual “Food for Families” all-day live remote from 18 locations in the DMA. It has an annual “Coats for Kids” campaign to clothe needy children and has raised over $14 million for the Muscular Dystrophy Association’s (“MDA”) annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA’s special recognition award and Media of the Year awards from the Louisiana Special Olympics and the Black Advisory Adoption Committee.

According to the BIA Guide, the average household income in the Lafayette market in 2004 was $35,694 with effective buying income projected to grow at an annual rate of 2.6% through 2008. Retail sales growth in this market is also projected by the BIA Guide to average 2.1% annually during the same period.

Industry Background

General.   Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently there are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency (“VHF”) band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the ultra-high frequency (“UHF”) band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of cable television systems, and the retransmission of television stations by satellite carriers have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television. See “Federal Regulation of Television Broadcasting” below.

The Market for Television Programming.   Television station revenue is primarily derived from local, regional and national advertising. Additionally, a small percentage of revenue is derived from network compensation and revenue from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups, which an advertiser may be targeting. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 211 generally recognized television markets (Designated Market Areas, or DMAs) that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station’s “rating”) and of the percentage of the audience actually watching television (the station’s “share”). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station’s ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed. The San Francisco, Richmond, Knoxville and Nashville markets are metered.

Nielsen uses three methods of determining a station’s ability to attract viewers. In larger DMA markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are used to determine viewing. The Richmond, Knoxville and Nashville markets are metered. Since May 2002, NSI has been introducing People Meters in some of the top DMA markets in the country including Boston, Los Angeles, New York, and Chicago and most recently San Francisco, which converted on December 30, 2004 People meters are connected to TV sets and record specific viewing of individuals in the home.

Whether a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. A station may also be affiliated with one of three other national networks (UPN, WB and PAX TV). These newer networks provide their affiliates with programming in much the same manner as the major networks, although they generally supply less than that of the major networks.

Fully independent stations such as KRON purchase or produce all of their programming, which they broadcast, resulting in generally higher programming costs than those of major-network affiliates in the same market. However, under increasingly popular barter arrangements, a national program distributor may receive advertising time in exchange for programming it supplies, with the station paying a reduced fee or no cash fee at all for such programming. Because the major networks regularly provide first-run programming during prime time viewing hours, their affiliates generally (but do not always) achieve higher audience shares, but have substantially less inventory of advertising time to sell during those hours than independent stations, since the major networks use almost all of their affiliates’ prime time inventory for network shows. The independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained from the sale of that inventory. The independent station’s smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates’ larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the independent station might achieve a share of advertising revenue in its market greater than its audience ratings.

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

Developments in the Television Market.   Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s, however, this level of dominance began to change as more local stations were authorized by the “FCC” and marketplace choices expanded with the growth of independent stations and cable television services. See “Federal Regulation of Television Broadcasting” below.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable-programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company’s television markets ranges from 57 % to 79%.

In acquiring programming to supplement network programming, network affiliates compete with non-network stations in their markets. Cable systems, generally, do not compete with local stations for programming. Although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations, such programs would not likely have been acquired by such stations in any event. Nevertheless, the cost of programming has increased. The Company is unable to predict what the cost of non-network programming will be in the future.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Company’s operations.

Audience.   Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the daily programming on the Company’s stations is supplied by the network with which each station is affiliated. In those periods, the stations are totally dependent upon the performance of the network programs in attracting viewers. There can be no assurance that such programming will achieve or maintain satisfactory viewership levels in the future. Non-network time periods are programmed by the station with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only.

Independent stations, whose number has increased significantly over the past decade, have also emerged as viable competitors for television viewership share. Each of Time Warner Inc., Paramount Communications, Inc. and Paxson Communications Corporation has a television network and entered into affiliation agreements with certain independent commercial television stations. The amount of programming made available by these networks is presently limited, as compared to the major networks, but could increase. The Company is unable to predict the effect, if any, that such networks will have on the future results of the Company’s operations.

In addition, the development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience and also by serving as a distribution system for non-broadcast programming originated on the cable system. Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Although cable television systems were initially used to retransmit broadcast television programming to paid subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred from 1970 to the present in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for such audiences with local news channels, and the increased competition could have an adverse effect on the Company’s advertising revenue. Direct satellite to home delivery of television programming emerged in the mid-1990s and the number of households receiving multiple channels of programming by satellite has grown dramatically, assisted in large part, by the satellite delivery beginning in 2000 of local television stations in their local markets.

Other sources of competition include home entertainment systems (including video cassette and video disc recorders and playback systems, videodisks, DVD’s PVR’s and television game devices), “wireless cable” service, satellite master antenna television systems, low power television stations, television translator stations, and more recently, the Internet.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now being used with current cable channels or direct broadcast satellites, reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The same compression technology, however, will enable local television broadcast stations to broadcast multiple digital channels of local television programming either free or on an encrypted, subscription fee basis. This technology would expand the capacity of local television broadcast stations to provide more programming and could develop new sources of revenue. The Company, however, is unable to predict the effect that any of these or other technological changes in which video programming may be delivered will have on the broadcast television industry or the future results of the Company’s operations.

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

Network owners Disney (ABC), Time Warner (WB), News Corp (Fox), General Electric (NBC) and Viacom (CBS and UPN), each also own or control a major production studio. Outside production studios are the primary source of programming for the networks. It is uncertain whether in the future, such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to commonly-owned networks and their owned and operated stations.

Advertising.   Advertising rates are based upon the size of the market in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces, and development of projects, features and programs that tie advertiser messages to programming. In addition to competing with other media outlets for audience share, the Company’s stations also compete for advertising revenue, which comprise the primary source of revenue for the Subsidiaries. The Company’s stations compete for such advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company’s television stations are located in highly competitive markets.

Network Affiliation Agreements

Each of the Company’s ten network-affiliated stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreements:

			Affiliation Agreement
Station	Network Affiliation		Current Expiration Date
WKRN (Nashville, TN)	ABC		(1)
WTEN (Albany, NY)	ABC		(1)
WRIC (Richmond, VA)	ABC		(1)
WATE (Knoxville, TN)	ABC		(1)
WBAY (Green Bay, WI)	ABC		(1)
KWQC (Quad Cities)	NBC		(1)
WLNS (Lansing, MI)	CBS		September 30, 2012
KELO (Sioux Falls, SD)	CBS	(2)	October 2, 2006
KLFY (Lafayette, LA)	CBS		September 30, 2012

(1)   The station is operating pursuant to an interim extension of the affiliation agreement pending conclusion of renewal negotiations as discussed below.

(2)   The Company also operates a separate UPN network station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring on January 6, 2009.

The Company has renewed its affiliation with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012. Under the renewed CBS affiliations, the Company will be receiving significantly less network compensation than it received from CBS under the expired agreements. During the first quarter of 2004, the Company received notice from NBC with respect to KWQC-TV and from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV that the respective network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements. The agreement with NBC expired on November 1, 2004, and the agreements with ABC expired on September 30, 2004. Negotiations with both ABC and NBC are ongoing. The Company is operating on interim extensions of the ABC and NBC affiliation agreements that have been extended through April 15, 2005 and March 31, 2005, respectively. While the Company is unable to predict the terms of renewed ABC and NBC affiliation agreements, the Company believes that renewed affiliations will be in place by June 1, 2005, but on terms that provide less network compensation to the stations than was  provided under the expired agreements. In the event, however, of the Company’s inability to maintain their current affiliation agreements for any one or more of these stations, the respective station may no longer be able to carry programming of the relevant network. This loss of network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues. Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

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

The affiliation agreements for the ABC affiliated stations were amended in 2004 to provide for, among other things, compensation from the Company’s ABC affiliates to ABC for Monday Night Football rights, greater assurance for the Company regarding the assignability of the affiliation agreements in connection with a sale of a station, certain exclusitivity rights with respect to ABC network programming and a certain number of guaranteed local commercial availabilities during ABC network programming. The amendment expires on July 31, 2006, but will be extended for up to two additional years if ABC secures the television rights for Monday Night Football for that additional period.

The Company believes that programming costs are generally lower for network affiliates than for independent television stations and that prime-time network programs generally achieve higher ratings than non-network programs. The Company believes that its relationship with its networks are excellent and that all of its affiliated stations are highly valued by the network with which they are affiliated.

As an independent station, KRON purchases or produces all of its programming, resulting in proportionally higher programming costs for the station. In this regard, KRON retains its entire inventory of advertising and all of the revenue obtained from the sale of this inventory. Many of KRON’s syndicated programming contracts provide for barter arrangements whereby program distributors may receive advertising time in exchange for the programming they provide.

FEDERAL REGULATION OF TELEVISION BROADCASTING

Existing Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”), and most recently amended in significant respects by the Telecommunications Act of 1996 (the “1996 Act”). The Communications Act empowers the FCC, among other things: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate the equipment used by stations; to adopt and implement regulations and policies concerning the ownership and operation of television stations; to require television broadcasters to air programming designed to meet the educational and information needs of children ages 16 and younger; and to impose penalties for violation of the Communications Act or FCC regulations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures or, for particularly egregious violations, the revocation of license.

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company’s broadcast properties. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on its operations.

License Renewals

As a result of the 1996 Act, television broadcast licenses are now generally granted and renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. At the time an application is made for renewal of a license, parties in interest and members of the public may comment upon the service the station has provided during the preceding license term and urge denial of the application. The Communications Act requires that the FCC grant a renewal application if it finds that (a) the station has served the public interest, convenience and necessity; and (b) the station has not committed any serious violation or patterns of violations of the Communications Act or the FCC’s rules and regulations. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company’s television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company’s primary FCC licenses could have a material adverse effect on its operations.

The main station licenses for the Company’s television stations expire on the following dates: KLFY, June 1, 2005; WKRN, August 1, 2005; WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KRON, December 1, 2006; WCDC (satellite of WTEN), April 1, 2007; WTEN, June 1, 2007; WRIC, October 1, 2012. The Company filed for renewal of KLFY’s license on February 1, 2005 and that application is pending. Renewal applications must be filed no later than the first day of the fourth full calendar month prior to the license expiration date. For example, renewal applications for WKRN and WATE are due on April 1, 2005.

Multiple Ownership Restrictions

The Communications Act and FCC rules regulate broadcast ownership. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities. In recent years, the FCC has substantially revised its multiple ownership and attribution rules. During 2003, the FCC conducted an omnibus ownership rulemaking proceeding, mandated by Congress and the courts, in which the local radio ownership rule, local television ownership rule, national television ownership rule, newspaper/broadcast cross-ownership rule, and radio/television cross-ownership rule were reviewed. In June 2003, the FCC adopted an order liberalizing the local television ownership rule, national television ownership rule, newspaper/broadcast cross ownership rule, and radio/television cross-ownership rule by allowing greater concentration in media ownership (the ‘‘June 2003 FCC Ownership Order’’). Shortly thereafter, Congress adopted legislation to overturn and modify the FCC’s liberalization of its national television ownership rule. The FCC’s other ownership regulations were challenged in the courts. The U.S. Court of Appeals for the Third Circuit affirmed certain of the rules, but rejected those affecting local television ownership and local cross-ownership of newspapers and broadcast stations. The Department of Justice has elected not to seek Supreme Court review of the Third Circuit Court of Appeals’ decision. Review is being sought by the National Association of Broadcasters and various broadcast companies, including ABC, NBC, CBS, FOX, and Tribune. We cannot predict what actions the U.S. Supreme Court, Congress, or the FCC may take or how changes in the rules may impact the Company’s business. During the pendency of further proceedings, the FCC’s pre-June 2003 broadcast ownership rules remain in effect.

Local Television Ownership

Under the FCC’s current local television ownership (or “duopoly”) rule, parties are generally permitted to own TV stations without regard to signal contour overlap if they are located in separate Nielsen DMAs. In addition, parties are permitted to own up to two television stations in the same DMA if at least eight independently owned and operated full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. Furthermore, without regard to the number of remaining independently owned TV stations, the FCC will permit common ownership of television stations located within the same DMA if certain signal contours of the stations do not overlap. Stations designated by the FCC as ‘‘satellite” stations and which rebroadcast the programming of a ‘‘parent’’ station are exempt from the local television ownership rule and may be located in the same DMA as the ‘‘parent’’ station. The FCC may grant a waiver of the local television ownership rule if one of the two television stations is a ‘‘failed’’ or ‘‘failing’’ station or if the proposed transaction would result in the construction of a new television station.

In its June 2003 FCC Ownership Order, the FCC liberalized the TV duopoly rule by providing entities greater flexibility in owning more than one television station in a single market. The new rule was rejected by the Third Circuit Court of Appeals and is still the subject of further judicial and administrative proceedings. Thus, the FCC’s pre-June 2003 TV duopoly rule remains in effect.

National Television Ownership Cap

The Communications Act limits the number of television stations one entity may own nationally. Under the rule initially adopted by the FCC implementing this cap, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 35% of all U.S. television households. In its June 2003 FCC Ownership Order, the FCC increased the 35% cap to 45%. However, Congress later superseded the FCC’s decision and established the cap at 39%.

In applying the 39% cap, the FCC discounts the audience reach of a UHF station by 50%. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of both stations in that market only once in computing the national ownership cap. The FCC is currently reviewing the UHF discount.

We cannot predict what impact the 39% cap may have on our business. Further consolidation may occur in the broadcasting industry, which could increase our cost of securing programming and increase the influence of the national television networks on programming decisions of local stations.

Cable/Television Cross Ownership

In January 2003, the FCC repealed the rule that had prohibited common control of a television station and a cable system in the same market.

Newspaper/Broadcast Cross-Ownership

Under the current newspaper/broadcast cross-ownership rule, a single entity is generally prohibited from owning both a commercial broadcast station and a daily newspaper in the same market. In its June 2003 FCC Ownership Order, the FCC liberalized this rule by providing entities greater flexibility in owning both a commercial broadcast station and a daily newspaper in certain markets. The new rule was rejected by the Third Circuit Court of Appeals and is the subject of further judicial and administrative proceedings. Thus, the FCC’s pre-June 2003 newspaper/broadcast cross-ownership rule remains in effect.

Radio/Television Cross-Ownership

The so-called ‘‘one-to-a-market’’ rule had, until 1999, prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. In August 1999, the FCC adopted a rule allowing radio/television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. Under this rule, in large markets (i.e., markets with at least 20 independently owned media voices), a single entity may own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is fewer than 20 but at least 10, the number of radio stations that may be owned by a television licensee in the same market drops to 4. If the media voices number fewer than 10, a television licensee may only own 1 radio station in the same market. Waiver of the radio/television cross-ownership rule will be granted if a station involved is a “failed” station. Unlike under the local television ownership rule, the FCC will not waive the radio/television cross-ownership rule for failing or unbuilt stations.

In its June 2003 FCC Ownership Order, the FCC adopted a rule providing entities greater flexibility in the ownership of radio and television stations in the same market. This new rule was rejected by the Third Circuit Court of Appeals and is still the subject of further judicial and administrative proceedings. Thus, the FCC’s pre-June 2003 radio/television cross-ownership rule remains in effect.

Attribution of Ownership

Under the FCC’s attribution policies, the following interests generally are attributable for purposes of the FCC’s broadcast ownership restrictions:

•       equity and/or debt interests, which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming, or also holds an attributable interest in a same-market media entity, whether TV, radio, cable or daily newspaper (the “equity/debt plus” standard);

•       5% or greater voting stock interest;

•       20% or greater voting stock interest, if the holder is a qualified passive investor (e.g., investment companies, banks, insurance companies);

•       any equity interest in a limited liability company or limited partnership, unless properly “insulated” from management activities; and

•       all officers and directors (or general partners) of a licensee and its direct or indirect parent.

All non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests.

Under the single majority shareholder exception, otherwise attributable interests up to 49% are not attributable if a corporate licensee is controlled by a single majority shareholder and the minority interest holder is not otherwise attributable under the “equity/debt plus” standard. The FCC is considering the elimination of the single majority shareholder exception, but the exception remains in effect.

Furthermore, an entity that owns a TV station and programs more than 15% of the broadcast time on another TV station in the same market pursuant to a local marketing agreement (“LMA”, sometimes also referred to as a “Time Brokerage Agreement” or “TBA”) is required to count the LMA station toward its television ownership limits even though it does not own the station. In adopting this attribution rule, the FCC “grandfathered” LMAs that were in place before November 5, 1996. “Grandfathered” LMAs are allowed to continue at least through the FCC’s next comprehensive review of its broadcast ownership rules, which is not currently scheduled to commence until at least 2006.

The FCC is also considering whether to attribute TV joint sales agreements (“JSAs”). Under a JSA, one TV station in a market sells the advertising inventory of another station in the same market. Currently, TV JSAs are not attributable under the FCC’s policies. We cannot predict what action the FCC will take in the future.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licensees. Non-U.S. citizens, collectively, may directly or indirectly own up to 20% of the voting stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than 25% of whose voting stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. As a result of these provisions, the Company, as a holding company for its various television station license subsidiaries, generally cannot have more than 25% of its capital stock owned or voted by non-U.S. citizens.

The 1992 Cable Act

The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”), which, among other matters, includes provisions respecting the carriage of television stations’ signals by cable systems. The “must carry” provisions of the 1992 Cable Act generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station’s consent. The “must carry” and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator.

The FCC has ruled that cable systems are required under the FCC’s “must carry” rules to carry only one broadcast television program stream and program-related content. Thus, cable systems are not required to simultaneously carry a television station’s analog and digital signals, and for digital-only stations, cable operators are not required to carry more than one digital programming stream regardless of the number of digital streams multicast by the station. The FCC affirmed these prior rulings on February 10, 2005.

Satellite Transmission of Local Television Signals

Several direct broadcast satellite systems serving the United States are currently in operation. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal-receiving dish and associated decoder equipment. The Company cannot predict the impact of direct broadcast satellite systems on the Company’s business.

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a compulsory copyright licensing system for the satellite distribution of local television station signals to DBS viewers in each DMA. Under SHVIA, a satellite carrier generally is required to retransmit the signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. Stations were required to make initial carriage elections by July 1, 2001. The July 1, 2001 elections are effective from January 1, 2002 to December 31, 2005. The Company has elected retransmission consent for its stations through December 2005.

In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”). SHVERA, as had SHVIA before it, extended the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate); this extension is until December 31, 2009. SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit the out-of-market signal of a station that is “significantly viewed” (as that term is defined by the FCC) in the local DMA under certain circumstances. In addition, SHVERA established a framework to govern satellite retransmission of digital television signals.

Digital Television Service

The FCC has taken a number of steps to implement digital television broadcasting service and begin phasing out analog service in the United States. The FCC has provided authorized television stations with a second channel on which to broadcast a digital television signal, and has attempted to provide digital television coverage areas that are comparable to stations’ existing service areas. Television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC required affiliates of ABC, CBS, NBC and Fox in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other commercial broadcasters were required to follow suit by May 1, 2002 or secure an extension of time to begin digital broadcasting.

All of the Company’s television stations have constructed DTV facilities and each is operating with a power level equal to or less than the maximum authorized power level. In general, by July 1, 2005, stations affiliated with the top four networks in markets 1-100 must be operating at maximum authorized power, and all other stations must be operating at maximum authorized power by July 1, 2006. The Company estimates additional expenditures of approximately $2.0 million in order to satisfy the deadlines of operating at maximum authorized power.

Each of the Company’s television stations was required to make an election by February 10, 2005, between the station’s current analog channel assignment or digital channel assignment, for operation of its digital television facilities after the transition to digital television service is complete. In certain circumstances, the FCC has provided those stations for which both current channel assignments are problematic opportunities to negotiate for an unassigned channel or to obtain a different channel assignment at a later date. All of the Company’s stations have made elections for one of the two channels currently assigned to them, except for WLNS which has elected to attempt to obtain a different channel assignment at a later date, and KWQC and KRON which have elected new channels through negotiations with other stations in their markets. Despite this election process, we cannot predict with certainty what channel the FCC will ultimately assign for final operation of each of the Company’s digital television facilities.

The digital television transition period is tentatively scheduled to end in the year 2006, at which time the FCC expects that television broadcasters will cease analog broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act of 1997, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in that station’s market: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting; (ii) digital-to-analog converter technology is not available in such market; or (iii) 15% or more of the television households in the market do not subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and 15% or more of the television households in the market cannot receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set. Congress is currently considering whether the transition period should be extended and, if so, for what length of time.

The implementation of digital television has and will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate with higher electric utility costs. There can be no assurance that the Company’s television stations will be able to increase revenue to offset such costs. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company cannot predict what future actions the FCC might take with respect to digital television, nor can the Company predict the effect of the FCC’s present digital television implementation plan or such future actions on the Company’s business. The Company has incurred considerable expense in the conversion of digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

Content Restrictions

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. The Commission defines indecent content as “language that, in context, depicts or describes sexual or excretory activities or organs in terms patently offensive as measured by contemporary community standards for the broadcast medium.” “Profane” content has been recently defined by the FCC as “vulgar, irreverent, or coarse language” which includes language that “denote[s] certain of those personally reviling epithets naturally tending to provoke violent resentment or denoting language so grossly offensive to members of the public who actually hear it as to amount to a nuisance.” In recent years, the FCC and its indecency prohibition have received much attention, and court challenges to some of the FCC’s recent rulings are expected. Furthermore, Congress is currently considering legislation that would, among other things, raise the maximum amount of existing indecency fines from $32,500 to up to $500,000.

In 2004, the FCC issued a fined to KRON in the amount of $27,500 for an alleged indecent broadcast in 2002. The Company has appealed the decision, and the matter remains pending at the FCC. The Company is unable to predict the outcome of this proceeding.

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

The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are either pending before or considered by Congress and federal regulatory agencies from time to time. Also, several of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Employees

As of December 31, 2004, the Company employed 1,179 full-time employees and 258 part-time employees. The Company considers its relations with its employees to be good. As of December 31, 2004, approximately 163 of the Company’s employees were represented by collective localized bargaining agreements at two stations with two different unions: IBEW and AFTRA.

Item 2.        Properties.

The Company’s principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York (the “Master Lease”). The Master Lease expires in the year 2009.

The types of properties required to support television stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located in elevated areas so as to provide maximum market coverage. The following table contains certain information describing the general character of the Company’s properties.

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
KRON	San Francisco, California
	Office and studio	Owned	108,652 sq. ft.
	Land	Owned	0.73 acres
	Transmission tower site	Leased(1)	1,800 sq. ft.
	Transmitter site	Lease of space on tower
San Mateo County, CA
	Transmitter site	Leased
Sonoma County, CA
	Two transmitter sites	Leases of space on tower
Alameda County, CA
	Transmitter site	Lease of space on tower
	Office	Leased	1,122 sq. ft.
Santa Clara County, CA
	Two transmitter sites	Leases of space on tower
	Office	Leased	3,437 sq. ft.
Marin County, CA
	Transmitter site	Lease of space on tower

Contra Costa County, CA
	Two transmitter sites	Leases of space on tower
WKRN	Nashville, Tennessee
	Office and studio	Owned	43,104 sq. ft.
	Land	Owned	2.72 acres
Brentwood, Tennessee
	Transmission tower site	Owned	56.10 acres
WTEN	Albany, NY
	Office and studio	Owned	39,736 sq. ft.
	Land	Owned	2.56 acres
New Scotland, NY
Transmission tower site
	—Land	Owned	5.38 acres
	—Building	Owned	2,800 sq. ft.
	DTV transmitter site	Leased(1)	4.69 acres
Mt. Greylock, Adams, MA
Transmission tower site
	—Land	Leased	15,000 sq. ft.
	—Building	Owned	2,275 sq. ft.
WRIC	Richmond, VA
Office and studio
	—Building	Owned	34,000 sq. ft.
	—Land	Owned	4 acres
Petersburg, VA
	Transmission site	Lease of space on tower	—
Chesterfield Co., VA
	Transmitter tower facility	Owned(1)	900 sq. ft.
	DTV transmitter site	Lease of space on tower
WATE	Knoxville, TN
	Office and studio	Owned	34,667 sq. ft.
	Land	Owned	2.65 acres
Knox County, TN
	Transmission tower site	Owned	9.57 acres
House Mountain, TN
	Prospective tower site	Owned	5 acres
WBAY	Green Bay, WI
	Office and studio	Owned	90,000 sq. ft.
	Land	Owned	1.77 acres
DePere, WI
	Transmission tower site	Owned	3.03 acres
Appleton, WI
	Office	Leased	1,506 sq. ft.
KWQC
Davenport, Iowa
	Office and Studio	Owned	59,786 sq. ft.

	Land	Owned	1.82 acres
Bettendorf, Iowa
	Transmission tower site	Owned(1)	37.7 acres
Orion, Illinois
	DTV transmitter site	Lease of space on tower
KELO	Sioux Falls, South Dakota
	Office and studio	Owned	28,000 sq. ft.
	Land	Owned	1.08 acres
Rowena, South Dakota
	Transmission tower site	Owned(1)	58.23 acres
Brandon, South Dakota
	Auxiliary transmission tower site	Leased	26.42 acres
Reliance, South Dakota
	Transmission tower site	Owned	5.83 acres
Rapid City, South Dakota
	Office and studio	Leased	588 sq. ft.
	Transmission tower site	Owned	1 acre
Murdo, South Dakota
	Transmission tower site	Leased	1 acre
Philip, South Dakota
	Transmission tower site	Leased	8.23 acres
Wall, South Dakota
	Transmission tower site	Leased	4 acres
	Doppler Radar Tower	Leased	1,225 sq. ft.
Beresford, South Dakota
	Transmission tower site	Leased	2.1 acres
	Doppler Radar tower site	Leased	0.02 acres
Diamond Lake, South Dakota
	Transmission tower site	Owned	1 acre
DeSmet, South Dakota
	Transmission tower site	Owned	0.55 acres
Garden City, South Dakota
	Transmission tower site	Owned	1 acre
	Auxiliary transmission tower site	Owned	1 acre
Farmer, South Dakota
	Transmission tower site	Owned	1 acre
Mt. Vernon, South Dakota
	Transmission tower site	Owned	1 acre
White Lake, South Dakota
	Transmission tower site	Owned	1 acre
New Underwood, South Dakota
	Transmission tower site	Leased	200 sq. ft.

Huron, South Dakota
	Doppler Radar tower site	Leased	480 sq. ft.
WLNS	Lansing, Michigan
	Office, studio and transmission tower site	Owned	20,000 sq. ft.
	Land	Owned	8.18 acres
Meridian, Michigan
	Transmission tower site	Owned	40 acres
Watertown, Michigan
	Doppler Radar tower site	Leased	6.2 acres
KLFY	Lafayette, Louisiana
	Office and studio	Owned	24,337 sq. ft.
	Land	Owned	3.17 acres
Maxie, Louisiana
	Transmission tower site	Leased	8.25 acres
Acadia Parish, Louisiana
	Transmission tower site	Owned	142 acres

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

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2003	$15.05	$10.49
June 30, 2003	22.11	11.69
September 30, 2003	24.92	18.69
December 31, 2003	22.05	17.76
March 31, 2004	$21.89	17.14
June 30, 2004	18.22	12.60
September 30, 2004	12.89	9.52
December 31, 2004	12.34	9.49

At March 3, 2005, there were approximately 38 and 36 stockholders of record of the Company’s Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

Dividend Policy

The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Company’s Senior Credit Facility and the indentures governing the Company’s outstanding senior notes and senior subordinated notes restrict the Company’s ability to pay cash dividends on its Common Stock.

Item 6.                        Selected Financial Data

The following table presents selected consolidated financial data of the Company for the five years ended December 31, 2004, which have been derived from the Company’s audited consolidated financial statements. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV or WTVO-TV. The results of KCAL-TV and WTVO-TV are reflected as discontinued operations.

The information in the following table should be read in conjunction with “Management’s Discussion and Analysis” and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
Statement of Operations Data:	2000	2001	2002	2003	2004
	(dollars in thousands, except per share amounts)
Net revenue(1)	$243,126	$261,545	$219,564	$202,170	$223,908
Operating expenses, including selling, general and administrative expenses	102,935	124,811	130,408	131,327	137,253
Amortization of program license rights	13,858	19,970	17,338	20,054	19,111
Depreciation and amortization	34,820	46,218	25,732	25,333	26,091
Corporate overhead	12,010	9,934	10,814	13,234	19,143
Restructuring costs	—	—	4,685	—	—
Operating income	79,503	60,612	30,587	12,222	22,310
Interest expense, net	(95,652)	(112,634)	(89,323)	(64,792)	(64,498)
Non-cash change in market valuation of swaps	—	(1,478)	4,069	(3,130)	(20)
Loss on extinguishments of debt	—	(12,437)	(7,585)	—	(5,323)
Gain on sale of station	15,650	—	—	—	—
Other (expenses) income, net	(1,013)	48	(868)	473	(404)
Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(1,512)	(65,889)	(63,120)	(55,227)	(47,935)
(Provision) benefit from income taxes	(1,500)	—	24,063	3,595	—
Loss from continuing operations before cumulative effect of accounting change	(3,012)	(65,889)	(39,057)	(51,632)	(47,935)
Income from discontinued operations, net of taxes (including gain on sale of $151.2 million in 2002 and $3.5 million in 2004)	17,001	2,274	155,507	2,515	3,659
Income (loss) before cumulative effect of accounting change	13,989	(63,615)	116,450	(49,117)	(44,276)
Cumulative effect of accounting change, net of taxes	—	—	(184,904)	—	—
Net income (loss)	$13,989	$(63,615)	$(68,454)	$(49,117)	$(44,276)
Basic (loss) income from continuing operations per common share before cumulative effect of accounting change	$(0.20)	$(3.62)	$(1.98)	$(2.61)	$(2.41)
Income from discontinued operations, net	$1.12	$0.13	$7.90	$0.13	$0.18
Cumulative effect of accounting change, net	—	—	$(9.40)	—	—
Basic net income (loss) per common share	$0.92	$(3.49)	$(3.48)	$(2.48)	$(2.23)
Basic shares used in earnings per share calculation	15,157,243	18,185,945	19,675,883	19,783,227	19,881,802
Other Financial Data:
Cash flow provided by (used in) operating activities	$80,762	$24,982	$(21,827)	$7,546	$(16,903)
Cash flow (used in) provided by investing activities	$(645,115)	$(14,768)	$615,922	$(15,870)	$4,626
Cash flow (used in) provided by financing activities	$566,977	$(13,853)	$(485,625)	$229,068	$(225,042)
Payments for program license liabilities	$13,281	$19,346	$20,452	$20,351	$18,964
Capital expenditures	$14,022	$9,653	$17,580	$18,282	$12,073
Balance Sheet Data (as of end of Period):
Total assets	$1,554,368	$1,543,015	$890,360	$1,061,664	$804,267
Long-term debt (including current portion)(2)	$1,276,285	$1,233,059	$731,773	$966,631	$740,438
Stockholders’ equity (deficit)	$103,094	$134,769	$73,993	$28,330	$(13,163)

(1)             Net revenue is total revenue net of agency and national representation commissions.

(2)             Includes unamortized bond premium balances of $7.7 million, $4.7 million, $10.4 million and $8.5 million for the years ended December 31, 2001, 2002, 2003 and 2004 respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management’s discussion and analysis of financial condition and results of operation (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

Overview of our Business—This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2004 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, the Company’s significant accounting policies, including the critical accounting policies are summarized in Note 2 to the accompanying financial statements and notes thereto.

Results of Operations—This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2004. This analysis is presented on a consolidated basis. In addition, a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two years ended December 31, 2004, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

Overview of our Business

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 52% of the 2004 gross revenue of the Company’s stations was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues or operating results to decline significantly in any given period.

The advertising revenue of the Company’s stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates, which spending typically is heaviest during the fourth quarter.

The stations’ primary operating expenses are for employee compensation, news-gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

Critical Accounting Policies and Estimates

The SEC considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. Management has determined the development and selection of these critical accounting policies and the related disclosures have been reviewed with the Audit Committee of the Board of Directors. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

Use of Estimates.   The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reported period. The Company uses significant estimates in determing the allowance for doubtful accounts, the amortization of programming contracts, the evaluation of intangible assets and pension benefit obligations and costs.

Revenue Recognition.   As discussed above, the operating revenue of the Company’s stations is derived primarily from advertising revenue, which represented approximately 94%, 94% and 95% of the Company’s total revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

•       Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast.

•       Network Compensation—Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS and one is affiliated with NBC. The Company is currently negotiating new network affiliation agreements with respect to the five stations affiliated with ABC and the one station affiliated with NBC. The Company has renewed its affiliation with CBS for two of its stations. Under the old network affiliation agreements, revenue was recognized when the Company’s stations broadcast specific network programming based on a negotiated value for each program. As renewed affiliation agreements are completed, network compensation may vary from one year to the next and is expected to be significantly reduced from current levels. Network compensation is recognized on a straight line basis over the term of the contract. (Refer to Liquidity and Capital Resources)

•       Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows, rental income from tower space and other miscellaneous revenues.

Accounts Receivable.   The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt expense. This initial estimate is periodically adjusted when the Company becomes aware of specific customer’s inability to meets its financial obligations (e.g. bankruptcy filing) or as a result in the overall aging of accounts receivable. Concentration of credit risk with respect to accounts receivables is generally limited due to the large number of geographically diverse customers, individually small balance and short payment terms. Experience has been that customer defaults have been consistent with the Company’s accrual of bad debt expense and that the allowance for doubtful accounts has been adequate to cover the likely exposure to such defaults.

Programming.   Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the program is available for use. Program rights are carried at the lower of unamortized costs or estimated net realizable value. The Company’s accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense. Many of the Company’s program commitments are for syndicated shows which are produced by syndicators to be aired on a first run basis. Such shows do not generally stay in production if they do not attract a significant audience. If the syndicator cancels a show, the Company’s liability for future payments is eliminated. Accordingly, the Company has generally not experienced significant write-downs from programming commitments.

Intangible Assets—FCC Licenses and Network Affiliation Agreements.   Intangible assets include FCC broadcast licenses, network affiliations and other intangible assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). To assist the Company in evaluating our intangible assets, we utilize the service of an independent valuation consulting firm. FCC licenses are valued using a “Greenfield” income approach. Under this approach, the FCC license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value FCC licenses.

If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

Pension Assumptions.   Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. The assumptions used in accounting for pension liabilities and expenses include discount rates, expected rate of return on plan assets, mortality rates and other factors. In accordance with U.S. generally accepted accounting principles (“GAAP”), difference between actual results and assumptions are accumulated and amortized as part of net periodic pension costs over future periods, and therefore, generally affect recognized expenses and the recorded obligation in future periods.

To compute the Company’s benefit obligation as of the measurement date of December 31, 2004, the Company used the discount rate of 5.75% and a rate of compensation increase of 3.0%. To compute the Company’s pension expense in the year ended December 31, 2004, the Company used a discount rate of 6.0%, an expected return on plan assets of 8.5% and a rate of compensation increase of 3.0%. In calculating the Company’s pension expense for the year ended December 31, 2005, the Company used an assumed expected long-term rate of return of 8.5%.

The Company considers the assumptions used in its determination of its projected benefit obligations and pension expense to be reasonable.

Television Revenue

Set forth below are the principal types of television revenue received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV (which was sold in May 2002) or WTVO-TV (which was sold in two steps—on November 1, 2004 and on January 4, 2005). The results of both KCAL-TV and WTVO-TV are reflected as discontinued operations.

	2002		2003		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenue
Local	$125,808	49.7	$133,503	57.0	$136,761	52.4
National	79,744	31.5	81,423	34.8	79,674	30.5
Network compensation	10,253	4.1	9,357	4.0	7,200	2.8
Political	31,254	12.4	5,152	2.2	31,815	12.2
Production and other	5,849	2.3	4,667	2.0	5,406	2.1
Total	252,908	100.0	234,102	100.0	260,856	100.0
Agency and sales representative commissions(1)	(33,344)	(13.2)	(31,932)	(13.6)	(36,948)	(14.2)
Net Revenue	$219,564	86.8%	$202,170	86.4%	$223,908	85.8%

(1)          National sales commission paid to AYI eliminated for consolidation purposes were $4.5 million, $3.7 million and $4.6 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003.

The following table sets forth the Company’s operating results for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The results from continuing operations for the years ended December 31, 2004 and 2003 do not include the results of operations for WTVO-TV. Results for WTVO-TV are reflected as discontinued operations.

	For the years ended December 31,
	2003	2004	Change	% Change
	(in thousands)
Net revenue	$202,170	$223,908	$21,738	10.8%
Operating expenses, including SG&A	131,327	137,253	5,926	4.5
Amortization of program license rights	20,054	19,111	(943)	(4.7)
Depreciation and Amortization	25,333	26,091	758	3.0
Corporate overhead, excluding depreciation expense	13,234	19,143	5,909	44.7
Operating income	12,222	22,310	10,088	82.5
Interest expense, net	(64,792)	(64,498)	294	0.5
Non-cash change in market valuation of swaps	(3,130)	(20)	3,110	99.4
Loss on extinguishment of debt	—	(5,323)	(5,323)	(100.0)
Other income	473	(404)	(877)	(186.0)
	(67,449)	(70,245)	(2,795)	4.1
Loss from continuing operations before benefit from income taxes	(55,227)	(47,935)	7,292	13.2
Benefit from income taxes	3,595	—	(3,595)	(100.0)
Loss from continuing operations	(51,632)	(47,935)	3,697	(7.2)
Income from discontinued operations net of taxes, (including gain on sale of 3.5 million in 2004)	2,515	3,659	1,144	45.5
Net loss	$(49,117)	$(44,276)	$4,841	9.9%
Basic loss from continuing operations per common share	$(2.61)	$(2.41)
Income from discontinued operations, net	0.13	0.18
Basic net loss per common share	$(2.48)	$(2.23)
Basic shares used in earnings per share calculation	19,783,227	19,881,802

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 3% of total revenues. Net revenue for the year ended December 31, 2004 was $223.9 million, as compared to $202.2 million, for the year ended December 31, 2003, an increase of $21.7 million or 11%. The major components of, and changes to, net revenue were as follows:

•       As a result of the strongly contested local races in Iowa, California and South Dakota in 2004, the national democratic primaries in the first quarter of 2004 as well as significant spending on advertising for the presidential campaign, gross political revenue for the year ended December 31, 2004 was $31.8 million. This compares to $5.2 million for the year ended December 31, 2003, an increase of $26.6 million, as 2003 had only limited state and local elections. The Company anticipates political revenue will significantly decrease in 2005, because there will not be a presidential campaign and the Company anticipates that there will be no significant local races.

•       The Company’s gross local revenues for the year ended December 31, 2004 increased by 2.4% compared to the year ended December 31, 2003 and gross national revenues for the year ended December 31, 2004 were down 2.1% compared to the prior year. The majority of the decrease in gross national revenues is directly related to the large amount of political revenues, which served to reduce the Company’s capacity to air national advertising.

•       Network compensation for the year ended December 31, 2004 was $7.2 million, a decrease of $2.2 million, or 23%, compared to $9.4 million for the year ended December 31, 2003. The decrease in network compensation is due primarily to the changes in the renewed network affiliation agreements with CBS and the pending renewal of network affiliation agreements with ABC and NBC (as discussed further in “Liquidity and Capital Resources”) whereby the Company anticipates that it will be receiving significantly less network compensation over the term of the agreements, the amounts of which will be recorded on a straight line basis over the life of the agreements. The Company is currently operating under extensions of the ABC and NBC affiliation agreements which are set to expire on April 15, 2005 and March 31, 2005, respectively. The Company received network compensation under the ABC and NBC affiliation agreements for the fourth quarter of 2004. The amounts of such network compensation were deferred because renewed agreements had not been finalized by the end of the year.

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2004 were $137.2 million as compared to $131.3 million for the year ended December 31, 2003, an increase of $5.9 million, or 4.5%. The major components and changes in operating expenses were as follows:

•       Personnel costs increased approximately $1.2 million for the year ended December 31, 2004. This increase is due to standard inflationary and contractual salary increases as well as increased incentive compensation plans in 2004, due to the increases in both local and political sales, as discussed above.

•       Approximately $662,000 of this increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations because of the increase in local revenues, as noted above.

•       The Company incurred increased rent and utility costs of approximately $704,000 as most of the stations are required to be broadcasting or have the capabilities to be broadcasting using their digital spectrum.

•       Costs relating to health insurance and property and casualty insurance increased approximately $590,000.

•       The Company relocated several managers to fill positions with the station group during the year, the cost of which approximated $410,000.

•       The Company had increases to its local programming and production costs of approximately $370,000 associated with one of its stations producing its state lottery.

•       Several stations added news programming during 2004, with incremental costs approximating $406,000.

•       Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $2.0 million for the year ended December 31, 2004, of which approximately $861,000 relates to restricted and deferred stock awards. The remaining $1.1 million of non-cash compensation expense relates primarily to the Company’s matching contributions to eligible employees under its defined contribution plan. This compares to non-cash compensation of $1.1 million for the year ended December 31, 2003, relating to the Company’s matching contributions to eligible employees under its defined contribution plan.

Amortization of program license rights for the year ended December 31, 2004 was $19.1 million, compared to $20.1 million for the year ended December 31, 2003, a decrease of $943,000, or 4.7%. The decrease for the year ended December 31, 2004 was due to a write-down at several stations of the program Judge Judy during the fourth quarter of 2003, leading to lower amortization expense for 2004.

Depreciation of property and equipment and amortization of intangible assets was $26.1 million for the year ended December 31, 2004 as compared to $25.3 million for the year ended December 31, 2003, an increase of $758,000, or 3%. The increase primarily relates to increased capital expenditures during 2004.

Corporate Overhead for the year ended December 31, 2004 was $19.1 million as compared to $13.2 million for the year ended December 31, 2003, an increase of $5.9 million, or 44.7%. The major components and changes in corporate expenses were as follows:

•       Approximately $2.2 million of this increase relates to the severance package provided to the Company’s former president, who retired on March 31, 2004.

•       The Company incurred approximately $2.2 million of additional legal, professional and consulting fees for the year ended December 31, 2004, the majority of which related to the Company’s review and compliance with corporate governance legislation.

•       Personnel costs increased approximately $333,000 due to standard inflationary and contractual salary increases.

•       Travel expenses for the year ended December 31, 2004 increased by approximately $322,000, due to travel increases for various corporate training and other initiatives.

•       The Company also experienced increases in the premiums related to directors and officers’ liability insurance policy, which accounted for approximately $471,000 of the increase.

Interest expense for the year ended December 31, 2004 was $64.5 million, compared to $64.8 million for the same period in 2003, a decrease of $295,000, or 0.5%. The Company received a payment on its interest rate swaps of $1.6 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively, which was recorded as a reduction of interest expense.

The Company recorded a $20,000 and $3.1 million non-cash change in market valuation of interest rate swaps for the years ended December 31, 2004 and 2003, respectively. The Company recorded $2.5 million of non-cash interest expense for the year ended December 31, 2003, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash gain of approximately $655,000 for the year ended December 31, 2003, for the change in the fair value of its outstanding fair value economic hedges non-cash interest expense for the year ended December 31, 2003 (see “Liquidity and Capital Resources”).

For the year ended December 31, 2004, the Company recorded a loss on extinguishment of debt of $5.3 million. This represents the write-off of the unamortized deferred financing costs upon the Company’s redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8¾% senior subordinated notes due 2007 (see “Liquidity and Capital Resources”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $15.5 million, net of applicable taxes will be recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and the remaining amount of approximately $12.0 million, less applicable taxes, will be recognized in 2005.

The Company recorded income from discontinued operations of approximately $112,000 and $325,000 for the years ended December 31, 2004 and 2003, respectively. On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million less purchase price adjustments. On

December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments relating to this accrual were finalized in the second quarter of 2003 and the final adjustment to this accrual resulted in the Company recording an additional $2.2 million gain on sale of the station for the year ended December 31, 2003.

As a result of the above-discussed factors, the net loss for the Company was $44.3 million for the year ended December 31, 2004, compared to a net loss of $49.1 million for the year ended December 31, 2003, a change of $4.8 million, or 9.9%.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

The following table sets forth the Company’s operating results for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The results from continuing operations for the year ended December 31, 2003 does not include the results of operations for WTVO-TV. Results for WTVO-TV are reflected as discontinued operations. The results from continuing operations for the year ended December 31, 2002 do not include the results of operations for either KCAL-TV or WTVO-TV. Results for both KCAL-TV and WTVO-TV are reflected as discontinued operations.

	For the years ended December 31,
	2002	2003	Change	% Change
	(in thousands)
Net revenue	$219,564	$202,170	$(17,394)	(7.9)%
Operating expenses, including SG&A	130,408	131,327	919	0.7
Amortization of program license rights	17,338	20,054	2,716	15.7
Depreciation and Amortization	25,732	25,333	(399)	(1.6)
Corporate overhead, excluding depreciation expense	10,814	13,234	2,420	22.4
Restructuring costs	4,685	—	(4,685)	(100.0)
Operating income	30,587	12,222	(18,365)	(60.0)
Interest expense, net	(89,323)	(64,792)	24,531	(27.5)
Non-cash change in market valuation of swaps	4,069	(3,130)	(7,199)	(176.9)
Loss on extinguishment of debt	(7,585)	—	7,585	100.0
Other income	(868)	473	1,341	154.5
	(93,707)	(67,449)	26,258	28.0
Loss from continuing operations before benefit from income taxes	(63,120)	(55,227)	7,893	12.5
Benefit from income taxes	24,063	3,595	(20,468)	85.1
Loss from continuing operations	(39,057)	(51,632)	(12,575)	32.2
Income from discontinued operations net of taxes (including gain on sale of $151.2 million in 2002)	155,507	2,515	(152,992)	(98.3)
Income (loss) before cumulative effect of accounting change	116,450	(49,117)	(165,567)	(142.2)
Cumulative effect of accounting change	(184,904)	—	184,904	(100.0)
Net loss	$(68,454)	$(49,117)	$19,337	28.2%
Basic loss from continuing operations per common share	$(1.98)	$(2.61)
Income from discontinued operations, net	7.90	0.13
Cumulative effect of accounting change, net	(9.40)	—
Basic net loss per common share	$(3.48)	$(2.48)
Basic shares used in earnings per share calculation	19,675,883	19,783,227

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 3% of total revenues. Net revenue for the year ended December 31, 2003 was $202.2 million, as compared to $219.6 million, for the year ended December 31, 2002, a decrease of $17.4 million or 8%. The major components of, and changes to, net revenues were as follows:

•       Gross Political revenue for the year ended December 31, 2003 was $5.2 million, a decrease of $26.1 million, or 83.4%, compared to $31.3 million for the year ended December 31, 2002. The decrease in political revenue was attributable to the existence of strongly contested local races in Iowa, California and South Dakota in 2002, while 2003 had only limited state and local elections.

•       The war in Iraq caused the networks to pre-empt regularly scheduled programming in the last month of the first quarter of 2003 and caused several advertisers to cancel their advertising spots, resulting in a loss of revenue in the first quarter of 2003. The Company estimated that the war negatively impacted revenues in the first quarter of 2003 by approximately $2.0 million to $2.5 million. Despite the pre-emptions and cancellations in the year ended December 31, 2003, the Company’s gross local and national revenues increased 6.1% and 2.1%, respectively, compared to the year ended December 31, 2002.

•       The Company’s station in Green Bay had a reduction in its gross revenue of approximately $1.2 million in the year ended December 31, 2003 compared to same period in 2002 because beginning in 2003 the station no longer broadcasted the Packers pre-game show. Network compensation for the year ended December 31, 2003 was $9.4 million, a decrease of $896,000 or 8.7%, compared to $10.3 million for the year ended December 31, 2002.

•       A portion of the decrease in the network compensation was the result of the pre-emption of scheduled programming as a result of the network coverage of the war in Iraq. The remaining decrease in network compensation was the result of a modification to the Company’s network affiliation agreements with the ABC network. The modified compensation agreement reduce the amount of compensation paid by ABC to the Company’s ABC network affiliates, but gives the stations more advertising spots within network programming.

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2003 were $131.3 million, compared to $130.4 million for the year ended December 31, 2002, an increase of $919,000, or 0.7%. The major components and changes in operating expenses were as follows:

•       The station in Green Bay did not broadcast the Packers pre-game show in 2003, and as such had a reduction in production costs of approximately $454,000 in 2003.

•       The Company had increases to its health insurance and property and casualty insurance costs, and various other expenses.

•       Included in the selling, general and administrative expenses is non-cash compensation of $1.1 million for each of the years ended December 31, 2003 and 2002. All of this non-cash compensation relates to the Company’s contribution of common stock to its 401(k) plan.

Amortization of program license rights for the year ended December 31, 2003 was $20.0 million, compared to $17.3 million for the year ended December 31, 2002, an increase of $2.7 million, or 15.7%. In the fourth quarter of 2003, the Company wrote down approximately $1.6 million of Judge Judy at several stations. The remainder of this increase was the result of the purchase of the broadcast rights to the Oprah show at several of the Company’s stations and increased renewal costs relating to several other syndicated programs.

Depreciation of property and equipment and amortization of intangible assets was $25.3 million for the year ended December 31, 2003, compared with $25.7 million for the comparable period in 2002, a decrease of $399,000, or 1.6%. On February 17, 2004, the Company announced that it had adopted a new policy for recognizing the useful lives of its network affiliation agreements and that such intangibles will be amortized over a period of 25 years. Previously, these assets were accounted for as having an indefinite life. As a result of this decision, the Company restated its earnings for the full year ended December 31, 2002 and for the first three quarters of 2003, and recorded additional amortization expense of $2.9 million and $2.2 million, respectively.

Corporate overhead for the year ended December 31, 2003 was $13.2 million, compared to $10.8 million for the comparable period in 2002, an increase of $2.4 million or 22.4%. This increase was a result of additional personnel fees relating to the promotion of three station general managers to new corporate vice president positions in May 2003, as well as increased legal and professional fees relating to the Company’s review of and compliance with corporate governance legislation.

Interest expense for the year ended December 31, 2003 was $64.8 million, compared to $89.3 million for the same period in 2002, a decrease of $24.5 million, or 27.5%. The decrease was primarily attributable to lower debt levels associated with the Company’s repayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers completed in September 2002, as well as reductions in effective interest rates relating to the Company borrowings under LIBOR and prime. The Company received payments on its interest rate swaps of $2.3 million and $1.7 million for the years ended December 31, 2003 and 2002, which was recorded as a reduction of interest expense.

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

The Company recorded a $3.1 million and $4.1 million non-cash change in market valuation of interest rate swaps for the years ended December 31, 2003 and 2002, respectively. The Company recorded $2.5 million and $7.8 million of non-cash interest expense for the years ended December 31, 2003 and 2002, respectively relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash change in fair value of approximately $655,000 and $11.9 million for the years ended December 31, 2003 and 2002, respectively, for its current outstanding fair value economic hedges (see “Liquidity and Capital Resources”).

The Company recorded a loss on extinguishment of debt for the year ended December 31, 2002 of $7.6 million relating to the prepayment in 2002 of all of its indebtedness under its senior credit facility and portions of its senior notes and senior subordinated notes pursuant to the par offers (see “Liquidity and Capital Resources”).

On May 15, 2002, the Company completed the sale of KCAL-TV to Viacom Inc. for $650.0 million, less purchase price adjustments. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Payments relating to this accrual were finalized in the second quarter of 2003 and the final adjustment to this accrual resulted in the Company recording an additional $2.2 million gain on sale of station for the year ended December 31, 2003. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million for the year ended December 31, 2002. As a result of this income in 2002, the Company was able to realize a tax benefit of $23.8 million from the utilization of the loss from operations for the year ended December 31, 2002 and tax loss carryforwards. In connection with the sale of WTVO-TV (October 2004 and January 2005), the results of WTVO’s operations for 2003 and 2002 have been classified as discontinued operations. The Company recorded income from discontinued operations of $325,000 and $4.3 million for the years ended December 31, 2003 and 2002, respectively.

In the first quarter of 2002, the Company recorded a cumulative effect of accounting change of $184.9 million net, net of tax benefits of approximately $123.3 million, relating to the adoption of Statement 142.

As a result of the factors discussed above, the net loss for the Company was $49.1 million for the year ended December 31, 2003, compared with a net loss of $68.4 million for the year ended December 31, 2002, a decrease of $19.3 million.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Years Ended December 31,
	2003	2004
Net cash provided by (used in):
Operating activities	$7,546	$(16,903)
Investing activities	$(15,870)	$4,626
Financing activities	$229,068	$(225,042)
Net increase (decrease) in cash and cash equivalents	$220,744	$(237,319)

	December 31,
	2003	2004
Cash and cash equivalents	$331,150	$93,831
Long-term debt, including current portion	$966,631	$740,438
Available under senior credit agreement	$20,000	$20,000

The Company’s cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming. Any significant decline in the advertising market or performance of the television programming could adversely impact the Company’s cash flow from operations.

The performance of KRON-TV has a large proportionate impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues over the past two years have continued to be stronger than the preceding years, the continuing uncertain climate in San Francisco makes the outlook unclear.

The Company has renewed its affiliation with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012. Under renewed CBS affiliations, the Company will be receiving significantly less network compensation than it recieved from CBS under the expired agreements. During the first quarter of 2004 the Company received notice from NBC with respect to KWQC-TV and from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the respective network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements. The agreement with NBC expired on November 1, 2004, and the agreements with ABC expired on September 30, 2004. Negotiations with both ABC and NBC are ongoing. The Company is operating under extensions of both the ABC and NBC affiliation agreements that have been extended through April 15, 2005 and March 31, 2005, respectively. While the Company is unable to predict the terms of the renewed ABC and NBC affiliation agreements, the Company believes that renewed affiliations will be in place by June 1, 2005, but on terms that provide less network compensation to the stations than was  provided under the expired agreements. In the event, however, of the Company’s inability to maintain their current affiliation agreements for any one or more of these stations, the respective station may no longer be able to carry programming of the relevant network. This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues. Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company’s debt. The Company does not have any scheduled principal payments on its debt until 2008.

Sources and Uses of Cash

Operating Activities

Net cash (used in) / provided by operating activities for the years ended December 31, 2004 and 2003 was ($16.9) million and $7.5 million, respectively. The decrease year over year was due primarily to the following factors:

•       Prepaid expenses increased by approximately $888,000 for the year ended December 31, 2004, of which approximately $539,000 relates to prepaid corporate expenses. Additionally, approximately $258,000 of the increase relates to costs associated with the second step of the closing of the WTVO-TV sale.

•       Trade accounts payable decreased by approximately $2.2 million for the year ended December 31, 2004. At December 31, 2003, the Company had approximately $3.0 million in accounts payable relating to the reorganization plan at KRON-TV, which were paid in January 2004.

•       During the first quarter of 2003, the Company received $32.4 million in income tax refunds, net of estimated payments, because of overpayments made in 2002.

The following items acted to offset to these changes:

•       Accounts receivable decreased approximately $2.5 million for the year ended December 31, 2004. This decrease is primarily due to the fact that 2004 was an election year, with a significant amount of political advertising revenue in the fourth quarter that was paid in advance. Additionally, both local and national accounts receivable decreased for the year.

•       Accrued expenses increased for the year ended December 31, 2004 by approximately $1.3 million. The majority of this increase of approximately $1.3 million relates to an increase in accrued interest and the timing differences of the new senior and senior subordinated notes issued at the end of 2003.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2004 was $4.6 million, compared to cash used in investing activities for the year ended December 31, 2003 of $15.9 million. The following changes in investing activities were noted:

•       Investing activities in 2004 included $15.9 million of proceeds from the closing of the first step of the sale of WTVO-TV on November 1, 2004 to Mission Broadcasting.

•       During 2003, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations. Capital expenditures for the years ended December 31, 2004 and 2003 were $12.2 million and $20.4 million, respectively.

•       Deposits for the Company decreased $897,000 for the year ended December 31, 2004. The decrease in deposits in 2004 resulted from completed digital construction projects being reclassified to property and equipment. Construction-in-progress balances at December 31, 2004 and 2003 were $1.4 million and $1.8 million, respectively.

Financing Activities

Cash used in financing activities for the year ended December 31, 2004 was $225.0 million, compared to cash provided by financing activities for the year ended December 31, 2003 of $229.1 million. On December 23, 2003, the Company received the proceeds from the sale of the December 2003 Notes (as defined below) of $140.0 million principal amount. On January 22, 2004, the Company used the net proceeds of the December 2003 Notes of approximately $136.5 million to redeem the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest. In addition, on December 23, 2003, the Company received the proceeds from the sale of the Senior Notes Add-On (as defined below) of $90.0 million principal amount and a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of the Senior Notes Add-on of approximately $94.1 million to redeem all of the Company’s 9% Senior Subordinated Notes due 2006 plus accrued interest. In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $6.6 million in 2003 and $642,000 in 2004 of deferred debt financing costs that will be amortized over the lives of the respective notes. In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company expensed all the remaining related deferred debt financing costs, net of accumulated amortization of approximately $1.3 million and recorded it as a loss on extinguishment of debt. The Company made payments under capital lease obligations of $659,000 and $781,000 for the years ended December 31, 2004 and 2003, respectively.

Debt Instruments, Guarantees and Related Covenants

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

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary “CD Rate” or “Base Rate.” In addition to the index rate, the Company pays a fixed incremental percentage at 2.25% with the Base Rate and 3.25% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a senior secured debt to operating cash flow ratio of not more than 1.75x (net of cash up to $50.0 million). The Company is also required to maintain a cash and short-term investment balance of at least $50.0 million. As of December 31, 2004, the Company was in compliance with all Senior Credit Facility covenants.

At December 31, 2004, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company’s ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Senior Credit Facility.

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

The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period. Debt amounts outstanding at December 31, 2003 and 2004 were as follows (dollars in thousands):

					Annualized
	12/31/03		12/31/04		Interest Payments(1)
Senior Credit Facility	$—		$—		$—
8½% Senior Notes due 2008	253,109	(2)	251,865	(2)	20,986
8¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
9% Senior Subordinated Notes due 2006	86,081	(3)	—		—
8¾% Senior Subordinated Notes due 2007	137,730	(3)	—		—
10% Senior Subordinated Notes due 2011	348,450	(4)	347,871	(4)	34,430
Total Debt (excluding capital leases)	$965,370		$739,736		$67,666

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at December 31, 2004, multiplied by the interest rates of the related notes.

(2)          Includes an unamortized premium balance of $6.2 million and $5.0 million for the years ended December 31, 2003 and 2004, respectively.

(3)          Redeemed in full on January 22, 2004

(4)          Includes unamortized premium balances of $4.2 million and $3.6 million for the years ended December 31, 2003 and 2004, respectively.

The Company’s total debt at December 31, 2004 was approximately $740.4 million, consisting of $484.3 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $8.5 million of bond premiums and $702,000 of capital leases. In addition, at December 31, 2004, the Company had $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand ($93.8 million at December 31, 2004), cash flow from operations and funds available under the Senior Credit Facility ($20.0 million at December 31, 2004).

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as are required. The Company recorded a gain from the sale of WTVO-TV for the year ended December 31, 2004 of $3.5 million, net of a provision for income taxes of $300,000, and a deferred gain of approximately $7.5 million. (See Note 3) For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes. At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $238.6 million expiring at various dates through 2024.

Capital Obligations and Other Commercial Commitments

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

The following tables summarize separately the Company’s material obligations and commitments at December 31, 2004 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$731,189	—	$246,890	—	$484,299
Cash Interest Payments	417,155	67,866	202,722	93,360	53,207
Capital Lease Obligations	702	626	76	—	—
Operating Leases	7,536	1,938	4,592	903	103
Unconditional Purchase Obligations(1)	14,899	14,375	524	—	—
Other Long-Term Obligations(2)	66,086	23,319	37,680	4,707	380
Total Contractual Cash Obligations	$1,237,567	$108,124	$492,484	$98,970	$537,989

(1)          Unpaid program license liability reflected on the December 31, 2004 balance sheet.

(2)          Obligations for programming that has been contracted for, but not recorded on the December 31, 2004 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123 (R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. Pro forma disclosure is no longer an alternative.

Statements No. 123 (R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123 (R) for the second quarter ended June 30, 2005.

Statement No. 123 (R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on requirements of Statement 123 for all rewards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123 using the modified prospective method.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R) will have a significant impact on our results from operations, although it will not impact our overall financial position. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it all depends on the levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.8 million , $4.2 million and $3.2 million in 2002, 2003 and 2004, respectively.

In September 2004, the Emerging Issue Task Force (“EITF”) issued Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“Topic D-108”). Topic D-108 requires the direct value method, rather than the residual value method, be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. Under the residual value method, the fair value of the intangible asset is determined to be the difference between the enterprise value and the fair value of separately identifiable assets; whereas, under the direct value method all intangible assets are valued separately and directly. Topic D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets no later than the beginning of fiscal years beginning after December 15, 2004 though early adoption is permissible. Impairments resulting from the application of the direct value method and the related tax effects should be reported as a cumulative effect of a change in accounting principle. The provisions of Topic D-108 did not affect the Company’s financial statements.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of December 31, 2004, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding as of December 31, 2004 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company’s Senior Notes of approximately $246.9 million outstanding as of December 31, 2004 have a fixed rate of interest of 8½% and mature in 2008. The annualized interest expense on the outstanding senior notes is approximately $21.0 million.

At December 31, 2004, the Senior Notes were trading in the public market with an ask price of 106.6. At December 31, 2004, the 10% Senior Subordinated Notes due 2011 and the 8¾% Senior Subordinated Notes due 2014 were trading in the public market with ask prices of 100.3 and 106.4, respectively.

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

Risks Factors

The Company has substantial debt and has significant interest payment requirements

The Company has a substantial amount of debt. The following table shows certain important credit statistics about the Company.

December 31, 2004
(dollars in millions)
Total Debt	$731.9
Stockholders’ deficit	13.2

The Company’s high level of debt could have important consequences, including the following:

•  The Company may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

•  The Company will need to use a large portion of its revenues to pay interest on its senior subordinated notes, senior notes and, to the extent outstanding, borrowings under its Senior Credit Facility, which will reduce the amount of money available to finance its operations, capital expenditures and other activities;

•  Some of the Company’s debt may have a variable rate of interest, which would expose the Company to the risk of increased interest rates:

•  The Company is vulnerable to economic downturns and adverse developments in its business;

•  The Company is less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services.

Subject to restrictions in the Company’s Senior Credit Facility, and the indentures governing the Company’s senior notes and senior subordinated notes, the Company may also incur significant amounts of additional debt (some or all of which may be secured debt) for working capital, for capital expenditures, in connection with its strategic acquisitions, expansion through internal growth and other purposes. If additional debt is incurred, the risks related to the Company’s high level of debt could intensify. At December 31, 2004, the Company had no senior secured debt outstanding (excluding approximately $702,000 of capital lease obligations), $246.9 million of senior unsecured debt outstanding and $484.3 million of senior subordinated debt outstanding. In addition, at December 31, 2004, the Company had the ability to borrow $20 million under its Senior Credit Facility.

The Company depends on the cash flow of its subsidiaries to satisfy its obligations, including its debt obligations

The Company’s operations are conducted through direct and indirect wholly owned subsidiaries, which guarantee its debt, jointly and severally, fully and unconditionally. As a holding company, the Company owns no significant assets other than its equity in its subsidiaries and is dependent upon the cash flow of its subsidiaries to meet its obligations. Accordingly, the Company’s ability to make interest and principal payments when due and its ability to purchase its notes upon a change of control is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted by the terms of existing and future senior secured indebtedness of its subsidiaries, including the terms of existing and future guarantees of its indebtedness given by its subsidiaries.

Covenant restrictions under the Company’s Senior Credit Facility and its indentures may limit its ability to operate its business

The Company’s Senior Credit Facility and the indentures governing its senior notes and senior subordinated notes contain, among other things, covenants that may restrict the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s Senior Credit Facility and its indentures restrict, among other things, the Company’s ability to:

•  Borrow money;

•  Pay dividends or make distributions;

•  Purchase or redeem stock;

•  Make investments and extend credit;

•  Engage in transactions with affiliates;

•  Engage in sale-leaseback transactions;

•  Consummate certain asset sales;

•  Effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of its assets; and

•  Create liens on its assets.

In addition, the Company’s Senior Credit Facility requires the Company to maintain specified financial ratios and satisfy financial condition tests that may require that the Company take action to reduce its debt or to act in a manner contrary to its business objectives. Events beyond the Company’s control, including changes in general economic and business conditions, may affect it ability to meet those financial ratios and financial condition tests. The Company cannot assure that it will meet those tests or that its senior lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under the Company’s Senior Credit Facility and its indentures. If an event of default under the Company’s Senior Credit Facility occurs, the Company’s senior lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable.

The Company’s business in the past has been adversely affected by national and local economic conditions

The television industry is cyclical in nature. Because the Company relies upon sales of advertising time at its stations for substantially all of its revenues, the Company’s operating results are susceptible to prevailing economic conditions at both the national and regional levels. In the past, the Company’s revenues have been adversely affected by the national recessionary environment. Since a substantial portion of the Company’s revenues are derived from local advertisers, its operating results in individual markets may be adversely affected by local and regional economic developments.

The performance of KRON-TV has a large proportionate impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in 2004 at KRON-TV were stronger than those in 2003, the continuing uncertain economic climate in the San Francisco market makes the outlook unclear.

The Company is dependent on networks for its programming, and the loss of one or more of the Company’s affiliations would disrupt its business and could have a material adverse effect on its financial condition and results of operations by reducing station revenue at the effected station(s)

Five of the Company’s ten stations are affiliated with the ABC television network, three are affiliated with the CBS television network, one is affiliated with the NBC television network and one station is independent. The television viewership levels for stations other than KRON-TV (San Francisco, California), the Company’s only independent television station, are materially dependent upon programming provided by these major networks and are particularly dependent upon programming provided by the ABC network. Each of the Company’s stations other than KRON-TV is a party to an affiliation agreement with one of the networks, giving the station the right to rebroadcast programs transmitted by the network. The networks currently pay each affiliated station a fee for each hour of network programming broadcast by the stations in exchange for the networks’ right to sell the majority of the commercial time during such programming.

The network affiliation agreements relating to eight of our nine affiliated stations expired in the fourth quarter of 2004. The Company has renewed its affiliation with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012. Under renewed CBS affiliations, the Company will be receiving significantly less network compensation than it recieved from CBS under the expired agreements. During the first quarter of 2004 the Company received notice from NBC with respect to KWQC-TV and from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the respective network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements. The agreement with NBC expired on November 1, 2004, and the agreements with ABC expired on September 30, 2004. Negotiations with both ABC and NBC are ongoing. The Company is operating under extensions of both the ABC and NBC affiliation agreements that have been extended through April 15, 2005 and March 31, 2005, respectively. While the Company is unable to predict the terms of the renewed ABC and NBC affiliation agreements, the Company believes that renewed affiliations will be in place by June 1, 2005, but on terms that offer less network compensation to the stations than was  provided under the expired agreements. In the event, however, of the Company’s inability to maintain their current affiliation agreements for any one or more of these stations, the respective station may no longer be able to carry programming of the relevant network. This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues. Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

As an independent station, KRON-TV purchases of all of its programming, resulting in proportionately higher programming costs for the station.

The Company may be exposed in the future to volatile or increased programming costs that may adversely affect its operating results. Further, programs are usually purchased for broadcasting for two to three year periods, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their cost has been fully amortized, resulting in write-offs that increase station operating costs.

The Company may experience disruptions in it business if it acquires and integrates new television stations

As part of the Company’s business strategy, the Company will continue to evaluate opportunities to acquire television stations. If the expected operating efficiencies from acquisition do not materialize, it the Company fails to integrate new stations or recently acquired stations into its existing business, or if the costs of such integration exceed expectation, the Company’s operating results and financial condition could be adversely affected. If the Company makes acquisitions in the future, it may need to incur more debt or issue more equity securities, and the Company may incur contingent liabilities and amortization expenses related to definite lived intangible assets. Any of these occurrences could adversely affect its operating results and financial condition.

The departure of one or more of the Company’s key personnel could impair its ability to effectively operate its business or pursue its business strategies

The Company is substantially dependent upon the retention of, and the continued performance by, its senior management. The loss of the services of Vincent J. Young, Chairman, Deborah A. McDermott, President, or James A. Morgan, Executive Vice President and Chief Financial Officer, could have an adverse impact on the Company.

The Company’s business is subject to extensive governmental legislation and regulation, which may restrict its ability to pursue the Company’s business strategy and/or increase its operating expenses

The Company’s television operations are subject to significant regulation by the Federal Communications Commission Act of 1934, as Senior. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, the Company’s business will be dependent upon its ability to continue to hold television broadcasting licenses from the FCC.

FCC licenses to operate broadcast television stations generally have a term of eight years. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that the Company’s licenses will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum permitted period. The non-renewal or revocation of one or more of them Company’s primary FCC licenses could have a material adverse effect on its operations. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s broadcast properties. The Company is unable to predict the impact that any such laws or regulations may have on its operations.

The Company operates in a very competitive business environment

The Company faces competition from:

•  Cable television;

•  Alternative methods of receiving and distributing television signals and satellite delivered programs, including direct broadcast satellite television systems;

•  Multipoint multichannel distributions systems, master antenna television systems and satellite master antenna television systems; and

•  Other sources of news, information and entertainment such as off-air television broadcast programming, streaming video broadcasts over the Internet, newspapers, movie theaters, live sporting events and home video products, including videotape cassette recorders and digital video disc players.

In addition to competing with other media outlets for audience share, the Company also competes for advertising revenues that comprise the primary source of revenues for its operating subsidiaries. The Company’s stations compete for such advertising revenues with other television stations in their respective markets, as well as with other advertising media such as newspapers, radio stations, the Internet, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems.

The Company’s television stations are located in highly competitive markets. Accordingly, the results of the Company’s operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any one of the Company’s stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of the Company’s competitors have or may, in the future, obtain greater resources, the Company’s ability to compete successfully in its broadcasting markets my be impeded.

Management, as major stockholders, possesses unequal voting rights and control

The Company’s common stock is divided into three classes with different voting rights that allow for the maintenance of control by its management. Each share of Class A common stock is entitled to one vote, each share of Class B common stock is entitled to ten votes, except for certain significant transactions for which such shares are entitled to one vote per share, and shares of Class C common stock are not entitled to vote except in connection with any change to the Company’s certificate of incorporation that would adversely affect the rights of holders of such common stock. As of December 31, 2004, there were no shares of Class C common stock outstanding.

As of March 14, 2005, Vincent Young, Deborah McDermott and James Morgan, each a director and executive officer of the Company, and trust and partnership entities affiliated with and/or maintained for the benefit of relatives of Vincent Young, collectively beneficially possessed shares of Class A common stock and Class B common stock representing approximately 51% of the total voting power of the Company’s common stock. As a result, Vincent Young, Deborah McDermott, James Morgan and such entities collectively have control over the election of a majority of the Company’s directors and thus, over the Company’s operations and business. In addition, such stockholders have the ability to prevent certain types of material transactions, including change of control.

The disproportionate voting rights of the Class A common stock relative to Class B common stock may make the Company a less attractive target for a takeover than the Company otherwise might be, or render more difficult or discourage a merger proposal or tender offer.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and subsidiaries at December 31, 2003 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Young Broadcasting Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST &YOUNG LLP
New York, New York
March 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Young Broadcasting Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Young Broadcasting Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Young Broadcasting Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Young Broadcasting Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Broadcasting Inc. and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 11, 2005

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$331,150,335	$93,831,317
Trade accounts receivable, less allowance for doubtful accounts of $1,125,000 in 2003 and $1,062,000 in 2004	43,287,278	40,099,229
Current portion of program license rights	13,814,019	14,892,686
Prepaid expenses	3,147,901	4,034,408
Other current assets	—	1,000,000
Assets held for sale	5,441,083	1,459,370
Total current assets	396,840,616	155,317,010
Property and equipment, less accumulated depreciation and amortization	91,112,907	84,703,428
Program license rights, excluding current portion	680,428	393,586
Deposits and other assets	7,454,872	6,548,632
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets, net	75,805,905	70,346,609
Deferred charges, less accumulated amortization	13,840,698	11,029,308
Total assets	$1,061,664,248	$804,267,395
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,725,654	$6,384,045
Accrued interest	16,075,312	17,575,523
Accrued expenses	17,220,773	17,746,443
Current installments of program license liability	13,204,548	14,375,405
Current installments of long-term debt	223,811,000	—
Current installments of obligations under capital leases	1,026,959	625,845
Liabilities held for sale	220,536	7,636,284
Total current liabilities	280,284,782	64,343,545
Program license liability, excluding current installments	847,988	523,771
Long-term debt, excluding current installments	741,559,285	739,736,233
Long-term taxes and other liabilities	10,408,276	12,750,813
Obligations under capital leases, excluding current installments	234,154	76,110
Total liabilities	1,033,334,485	817,430,472
Stockholders’ equity (deficit):
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,695,857 shares at 2003 and 17,858,567 at 2004	17,696	17,859
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,129,414 at 2003 and 2,066,133 at 2004	2,129	2,066
Additional paid-in capital	377,802,562	381,090,583
Accumulated other comprehensive loss	(2,082,402)	(2,586,996)
Accumulated deficit	(347,410,222)	(391,686,589)
Total stockholders’ equity (deficit)	28,329,763	(13,163,077)
Total liabilities and stockholders’ equity (deficit)	$1,061,664,248	$804,267,395

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2002	2003	2004
Net operating revenue	$219,564,219	$202,169,714	$223,907,508
Operating expenses, excluding depreciation expense	73,953,566	73,164,547	74,350,957
Amortization of program license rights	17,338,006	20,053,665	19,110,737
Selling, general and administrative expenses, excluding depreciation expense	56,454,513	58,161,546	62,902,268
Depreciation and amortization	25,732,338	25,333,168	26,090,868
Corporate overhead, excluding depreciation expense	10,813,473	13,234,346	19,142,871
Restructuring costs	4,685,320	—	—
Operating income	30,587,003	12,222,442	22,309,807
Interest expense, net	(89,323,002)	(64,793,438)	(64,497,574)
Non-cash change in market valuation of swaps	4,069,187	(3,130,368)	(19,900)
Loss on extinguishments of debt	(7,584,635)	—	(5,323,375)
Other (expense) income, net	(868,060)	473,466	(404,693)
	(93,706,510)	(67,450,340)	(70,245,542)
Loss from continuing operations before benefit from income taxes and cumulative effect of accounting change	(63,119,507)	(55,227,898)	(47,935,735)
Benefit from income taxes	24,063,491	3,595,144	—
Loss from continuing operations before cumulative effect of accounting change	(39,056,016)	(51,632,754)	(47,935,735)
Income from discontinued operations, net of taxes, including gain on sale of $151.2 million in 2002, $2.2 million in 2003 and $3.5 million in 2004	155,506,904	2,515,387	3,659,368
Income (loss) before cumulative effect of accounting change	116,450,888	(49,117,367)	(44,276,367)
Cumulative effect of accounting change, net of taxes of $123.3 million	(184,904,433)	—	—
Net loss	$(68,453,545)	$(49,117,367)	$(44,276,367)
Basic and diluted loss per common share:
Loss from continuing operations before cumulative effect of accounting change	$(1.98)	$(2.61)	$(2.41)
Income from discontinued operations, net	7.90	0.13	0.18
Cumulative effect of accounting change, net	(9.40)	—	—
Net loss per common share	$(3.48)	$(2.48)	$(2.23)
Weighted average shares—Basic and dilutive	19,675,883	19,783,227	19,881,802

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Equity
Balance at January 1, 2002	$17,369	$2,265	$374,892,759	$(229,839,310)	$(10,304,903)		$134,768,180
Contribution of shares into Company’s defined contribution plan	75		1,195,491				1,195,566
Conversion of Class B Common Stock to Class A Common Stock	53	(53)
Employee stock purchase plan	9		142,101				142,110
Exercise of stock options			3,770				3,770
Net loss for 2002				(68,453,545)		$(68,453,545)	(68,453,545)
Minimum pension liability adjustment					(1,493,383)	(1,493,383)	(1,493,383)
Amount of reclassification to earnings					7,830,306	7,830,306	7,830,306
Total comprehensive loss						$(62,116,622)
Balance at December 31, 2002	$17,506	$2,212	376,234,121	$(298,292,855)	$(3,967,980)		$73,993,004
Contribution of shares into Company’s defined contribution plan	71		1,101,714				1,101,785
Conversion of Class B Common Stock to Class A Common Stock	83	(83)
Employee stock purchase plan	18		225,922				225,940
Exercise of stock options	18		237,494				237,512
Net loss for 2003				(49,117,367)		$(49,117,367)	(49,117,367)
Other			3,311				3,311
Minimum pension liability adjustment					(589,019)	(589,019)	(589,019)
Amount of reclassification to earnings					2,474,597	2,474,597	2,474,597
Total comprehensive loss						$(47,231,789)
Balance at December 31, 2003	$17,696	$2,129	377,802,562	$(347,410,222)	$(2,082,402)		$28,329,763
Contribution of shares into Company’s defined contribution plan	77		1,115,704				1,115,781
Conversion of Class B Common Stock to Class A Common Stock	63	(63)
Employee stock purchase plan	19		283,882				283,901
Exercise of stock options	4		69,893				69,897
Restricted stock awarded			988,021				988,021
Non-cash stock compensation			830,250				830,250
Net loss for 2004				(44,276,367)		$(44,276,367)	(44,276,367)
Other			271				271
Minimum pension liability adjustment					(504,594)	(504,594)	(504,594)
Total comprehensive loss						$(44,780,961)
Balance at December 31, 2004	$17,859	$2,066	$381,090,583	$(391,686,589)	$(2,586,996)		$(13,163,077)

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2003	2004
Operating activities
Net loss	$(68,453,545)	$(49,117,367)	$(44,276,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting, net of taxes	184,904,433	—	—
Gain on sale of stations, net of taxes	(151,185,861)	(2,190,335)	(3,547,043)
Benefit from income tax	(23,759,146)	(3,595,144)	—
Depreciation and amortization of property and equipment	18,051,403	18,083,578	18,996,286
Amortization of program license rights	40,721,985	20,301,259	19,363,006
Amortization of broadcasting licenses, other intangibles and deferred charges	9,140,894	7,821,960	7,671,519
Non-cash compensation paid in Common Stock	1,146,068	1,112,680	1,958,144
Restricted Stock Awarded	—	—	988,021
Non-cash change in market valuation of swaps	(4,069,187)	3,130,368	19,900
Loss on extinguishment of debt	7,584,635	—	1,305,786
Loss (gain) on disposal of fixed assets	13,372	84,293	(9,766)
Income from escrow deposits	(1,001,366)	(97,762)	—
Interest payments from escrow account	17,765,825	13,335,650	—
Income tax (payments) refund, net	(42,500,000)	32,382,525	—
Payments on programming license liabilities	(37,511,259)	(20,597,463)	(19,239,342)
Decrease (increase) in trade accounts receivable	36,229,903	(1,289,610)	2,491,999
Increase in deferred revenue	—	—	191,323
Increase in other current assets	—	—	(1,000,000)
Decrease (increase) in prepaid expenses	625	305,110	(887,628)
Increase (decrease) in trade accounts payable	5,913,612	(6,675,857)	(2,198,458)
(Decrease) increase in accrued expenses and other liabilities	(14,819,722)	(5,448,058)	1,269,470
Net cash (used in) provided by operating activities	(21,827,331)	7,545,827	(16,903,150)
Investing activities
Capital expenditures	(19,126,352)	(20,429,249)	(12,183,146)
Net proceeds from sale of KCAL-TV	632,167,115	—	—
Net proceeds from sale of WTVO-TV	—	—	15,911,392
Decrease in deposits and other assets	2,880,895	4,559,245	897,482
Net cash provided by (used in) investing activities	615,921,658	(15,870,004)	4,625,728
Financing activities
Borrowings from credit facilities	90,870,700	—	—
Payments on credit facilities	(236,523,804)	—	—
Deferred debt financing costs	(942,897)	(6,610,899)	(641,980)
Repurchase and redemption of notes	(350,000,000)	—	(223,811,000)
Proceeds from sale of notes	—	236,219,000
Escrow account	11,765,202	—	—
Proceeds from exercise of options	3,770	237,512	69,897
Principal payments under capital lease obligations	(797,520)	(780,984)	(658,513)
Proceeds from other financing activities	—	3,311	—
Net cash (used in) provided by financing activities	(485,624,549)	229,067,940	(225,041,596)
Net increase (decrease) in cash	108,469,778	220,743,763	(237,319,018)
Cash and cash equivalents at beginning of year	1,936,794	110,406,572	331,150,335
Cash and cash equivalents at end of year	$110,406,572	$331,150,335	$93,831,317
Supplemental disclosure of cash flow information
Interest paid	$104,694,552	$65,662,547	$65,972,915
Income tax payments (refund), net	$42,500,000	$(32,382,525)	—

See accompanying notes to consolidated financial statements.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of nine network affiliated stations (five with ABC, three with CBS, and one with NBC), and one independent commercial television broadcasting station located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying consolidated financial statements include the Company’s wholly owned national television sales representation firm.

For investments in which the company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used. Accordingly, the Company’s share of earnings and losses of these companies are included in other (expense) income, net in the accompanying consolidated statements of operations of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly owned subsidiaries and three partnerships. Intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

The Company provides advertising airtime to national, regional and local advertisers within the geographic areas in which the Company operates. Credit is extended based on an evaluation of the customer’s financial condition, and advance payment is not generally required. Credit losses are provided for in the consolidated financial statements and have consistently been within management’s expectations.

The performance of KRON-TV has a large proportionate impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. While revenues in 2004 at KRON-TV were stronger than those in 2003, the continuing uncertain economic climate in the San Francisco market makes the outlook unclear.

Financial instruments that potentially subject the Company to concentrations of risk include primarily cash, trade receivables, and an interest-rate hedge. The Company places cash with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution. The Company sells its services to a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. The Company extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for anticipated loses. The counterparties to the agreements relating to the Company’s interest rate instruments consist of major, international institutions. The Company does not believe that there is significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

for doubtful accounts and the realizability of program license rights. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivables

Trade accounts receivables are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Program License Rights

Program license rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program rights with lives of one year or less are amortized on a straight-line basis. Program costs are charged to operating expense as the programs are broadcast. Program license rights are evaluated on a quarterly basis to determine if revenues being generated are sufficient to cover the amortization expense of the programs. If the revenues are insufficient, additional analysis is done by the Company to determine if there is an impairment of the asset. If an impairment exists, the Company will “write-down” the program as additional amortization of program license rights.

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
Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

Classification	Estimated Useful Lives
Land improvements	5-19 years
Buildings and building improvements	5-40 years
Broadcast equipment	3-10 years
Office furniture, fixtures and other equipment	5-8 years
Vehicles	3-5 years

Property and equipment at December 31, 2003 and 2004 consist of the following:

	2003	2004
	(in thousands)
Land and land improvements	$7,350	$8,007
Buildings and building improvements	39,372	40,118
Broadcast equipment	171,375	177,417
Office furniture, fixtures and other equipment	16,175	19,137
Vehicles	6,863	7,893
Assets in Service	241,135	252,572
Construction in Progress	1,756	1,440
Total Fixed Assets	242,891	254,012
Less accumulated depreciation and amortization	151,778	169,309
	$91,113	$84,703

Broadcast Licenses and Other Intangibles

Broadcast licenses represent the excess of the cost of an acquired television station over the sum of the amounts assigned to assets acquired less liabilities assumed. Intangible assets, which include network affiliation agreements and other intangibles, are carried on the basis of cost, less accumulated amortization. Allocation of purchase price is based upon appraisals.

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on January 1, 2002, and as such ceased amortizing broadcast licenses. During the first quarter of 2002, the Company completed its initial review for impairment of indefinite lived intangibles and recognized an impairment loss of $184.9 million, net of tax benefits of approximately $123.3 million, as a cumulative effect of an accounting change. The asset that was determined to be impaired was the broadcast license at KRON-TV in San Francisco, California. The Company performed its annual impairment test in the fourth quarter of 2002, 2003 and 2004 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the disclosures related to broadcast licenses and amortizable intangible assets required under Statement 142:

	As of December 31, 2003			As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(dollars in thousands)
Unamortizable intangible assets:
Broadcast licenses	$475,929		$475,929	$475,929		$475,929
Amortizable intangible assets:
Network affiliations	$91,164	$(25,176)	$65,988	$91,164	$(28,045)	$63,119
Other intangible assets	$14,045	$(4,227)	$9,818	$13,989	(6,761)	7,228
Total amortized intangible assets	$105,209	$(29,403)	$75,806	$105,153	(34,806)	$70,347

Aggregate amortization expense for the years ended December 31, 2002, 2003 and 2004 was $6.2 million, $5.7 million and $5.5 million, respectively. The amortization expense for other intangible assets is estimated to be approximately $6.5 million in 2005, $6.4 million in 2006, $6.1 million in 2007, $5.9 million in 2008 and $4.5 million in 2009. Network Affiliation agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years

As part of an ongoing review of the valuation and amortization of other intangibles of the Company and its subsidiaries, management assesses the carrying value of other finite-lived intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that other finite-lived intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangibles would be reduced to estimated fair value. In connection with the renewals of the Network Affiliation Agreements, the Company reviewed the related undiscounted cash flows and determined that there was no impairment present.

Negotiations with respect to the Company’s network affiliation agreements at six of the Company’s stations are ongoing.

Deferred Charges

Deferred charges at December 31, 2003 and 2004 consist of the following (dollars in thousands):

	2003	2004
Debt issuance costs	$16,619	$15,430
Other	2,603	1,194
	19,222	16,624
Less accumulated amortization	5,381	5,595
	$13,841	$11,029

Deferred charges incurred during 2003 consisted primarily of debt issuance costs incurred in connection with the Company’s Senior Notes Add-On and the December 2003 Notes issued on December 23, 2003 (See note 6). In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company expensed all of the

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

remaining related deferred debt financing costs, net of accumulated amortization of approximately $1.3 million, and recorded it as a loss on extinguishment of debt.

Revenue Recognition

Substantially all of the Company’s net operating revenue is comprised of gross revenues from the sale of advertising time on each of the Company’s television stations, less agency commissions. The Company’s gross revenues are recognized when advertising spots are aired.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions related to the purchase of equipment by the Company amounted to approximately $282,000, $345,000 and $ 43,000 in 2002, 2003 and 2004, respectively, and are depreciated in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2003 and 2004, of $335,000 and $296,000, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and separate state tax returns. In addition, partnership returns are filed for its three partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return.

Derivative Financial Instruments

The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations. As of December 31, 2004, the Company has one interest rate swap that served as an economic hedge of its fixed rate debt.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter and any changes in fair value are recognized in earnings in the current period. For the years ended December 31, 2002, 2003 and 2004, the Company recorded a mark-to-market non-cash change in fair value of approximately $4.1 million, $3.1 million and $19,900, respectively for its current outstanding economic hedges.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable accounts payable and accrued liabilities approximate their fair value.

Stock-Based Compensation

The Company follows the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The provisions of Statement 123 allow companies to either expense the

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognized the expense over the vesting period of the award. Compensation cost for awards with pro rata vesting is recognized on a straight line basis. The following table illustrates the effect on net loss and loss per share if the Company had accrued the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	2002	2003	2004
	(dollars in thousands, except per share data)
Net loss-as reported	$(68,454)	$(49,117)	(44,276)
Add stock based employee compensation expense included in reported net loss	—	—	830
Deduct total stock-based employee compensation determined under fair value method	(3,772)	(4,448)	(3,227)
Net loss-pro forma	$(72,226)	$(53,565)	(46,673)
Net loss per basic common share-as reported	$(3.48)	$(2.48)	(2.23)
Net loss per basic common share-pro forma	$(3.67)	$(2.71)	(2.35)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate:
2002	2.68%
2003	2.98%
2004	4.38%
Expected life of options	5 years

The weighted average fair value of options granted during 2002 was $4.99. The Company did not grant options during 2003 and 2004.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Impact of Recently Issued Accounting Standards

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123 (R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. Pro forma disclosure is no longer an alternative.

Statements No. 123 (R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123 (R) for the second quarter ended June 30, 2005.

Statement No. 123 (R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on requirements of Statement 123 for all rewards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123 using the modified prospective method.

As permitted by FAS 123, the company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R) will have a significant impact on our results from operations, although it will not impact our overall financial position. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it all depends on the levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the above disclosure of pro forma net income and earnings per share. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.8 million , $4.2 million and $3.2 million in 2002, 2003 and 2004, respectively.

In September 2004, the Emerging Issue Task Force (“EITF”) issued Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“Topic D-108”). Topic D-108 requires the direct value method, rather than the residual value method, be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. Under the residual value method, the fair value of the intangible asset is determined to be the difference

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

between the enterprise value and the fair value of separately identifiable assets; whereas, under the direct value method all intangible assets are valued separately and directly. Topic D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets no later than the beginning of fiscal years beginning after December 15, 2004 though early adoption is permissible. Impairments resulting from the application of the direct value method and the related tax effects should be reported as a cumulative effect of a change in accounting principle. The provisions of Topic D-108 did not affect the Company’s financial statements

Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

3. Sales of Stations

On May 15, 2002, the Company completed the sale of KCAL-TV in Los Angeles, California to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. In accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of (“Statement 144”), the results from continuing operations for all periods presented do not include the results of operations for KCAL-TV which are reflected as discontinued operations. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses, related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Substantially all payments and adjustments relating to this accrual were finalized in 2003.

The Company recorded income from discontinued operations related to KCAL-TV $3.8 million for the year ended December 2002. Net operating revenue of KCAL-TV was $44.0 million for the year ended December 31, 2002.

Approximately $225.3 million of the net proceeds from the sale of KCAL-TV were used at closing to repay all of the Company’s indebtedness then outstanding under its senior credit facilities. The remaining net proceeds, after closing costs and tax provisions, of approximately $350.0 million were used to repay a portion of the outstanding indebtedness under the Company’s senior notes and senior subordinated notes pursuant to the par offers.

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of WTVO assets to occur in two steps. On November 1, 2004 the Company completed the first closing of the sale. At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement, with respect to the sale of advertising to the station. The completion of the second step of this transaction was subject to Federal Communications Commissions review and approval. During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $15.5 million, net of applicable taxes will be recognized on the sale; $3.5 million of this gain, net of a

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

provision for income taxes of $300,000, was recognized in 2004 and the remaining amount of approximately $12.0 million, less applicable taxes, will be recognized in 2005. The gain allocation was determined based on the relative fair value of the assets sold.

The Company applied Statement 144 to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the years ended December 31, 2002, 2003 and 2004.

The Company recorded income from discontinued operations related to WTVO-TV of $798,000, $325,000 and $112,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Net revenue of WTVO-TV for the years ended December 31, 2002, 2003 and 2004 was $5.5 million, $5.5 million and $4.9 million, respectively. Since this agreement meets all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale have been classified as “held for sale” on the balance sheets presented.

The detail of classifications on the balance sheets as “held for sale” is as follows:

	December 31, 2003	December 31, 2004
	(dollars in thousands)
Assets:
Prepaid expenses	$3	$—
Property and equipment, net	3,895
Broadcast licenses and other intangibles, net	1,315	1,269
Program license rights	228	190
Assets held for sale	$5,441	$1,459
Liabilities:
Program license liabilities	$221	$157
Deferred gain on sale of station	—	7,479
Liabilities held for sale	$221	$7,636

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

5. Program License Rights and Liability

The Company entered into agreements for program license rights, which became available in 2003 and 2004 of approximately $20.7 million and $19.8 million, respectively.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The unpaid program license liability, which is reflected in the December 31, 2004 balance sheet, is payable during each of the years subsequent to 2004 as follows: $14.4 million in 2005; $316,000 in 2006; $159,000 in 2007; $49,000 in 2008. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $66.1 million at December 31, 2004. In connection with the Company’s ongoing evaluation of its programming contracts, a write-down to fair value may be required when such programs become available for airing. No programs were written down during 2004.

6. Long -Term Debt

Long-term debt at December 31, 2003 and 2004 consisted of the following:

	2003	2004
	(dollars in thousands)
Senior Credit Facility	$—	$—
8 1/2% Senior Notes due 2008, including bond premium	253,109	251,865	(1)
8 3/4% Senior Subordinated Notes due 2014	140,000	140,000
9% Senior Subordinated Notes due 2006	86,081	—
8 3/4% Senior Subordinated Notes due 2007	137,730	—
10% Senior Subordinated Notes due 2011, including bond premium	348,450	347,871	(2)
Total Long-term debt	965,370	739,736
Less: Scheduled current maturities	223,811	—
Long-term debt excluding all current installments	$741,559	$739,736

(1)          Includes unamortized bond premium balance of $6.2 million and $5.0 million for the years ended December 31, 2003 and 2004, respectively.

(2)          Includes unamortized bond premium balances of $4.2 million and $3.6 million for the years ended December 31, 2003 and 2004, respectively.

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

At December 31, 2004, the Company had no outstanding borrowings under the Senior Credit Facility. The Company pays an annual commitment fee tied to the Company’s ratio of total debt to operating cash flow, ranging from 1.0%, if the ratio is greater than or equal to 7.0x; 0.75% if the ratio is greater than or equal to 5.0x and less than 7.0x; and 0.50% per annum at any time that the ratio is less than 5.0x of the unused available borrowings under the Primary Revolving Credit Facility portion of the Senior Credit Facility.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Interest Rate Swaps

On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swaps’ effective date was September 4, 2001 and expire on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received is recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of these swap agreements, which was used to pay the outstanding liability upon the termination of old cash flow hedges, and recorded a new swap liability. Concurrent with the Senior Credit Facility, one of the interest rate swap agreements for a total notional amount of $36.8 million was terminated on December 22, 2003. As of December 31, 2004, the Company has one interest rate swap agreement outstanding for a total notional amount of $63.2 million with one commercial bank who is also a lender under the Senior Credit Facility. The Company recorded non-cash interest expense relating to the amortization of the old swap liability for $7.8 million and $2.5 million for the years ended December 31, 2002 and 2003, respectively. The old swap liability was fully amortized at the end of 2003 and as such no additional non-cash interest expense was recorded for the year ended December 31, 2004. The swap liability is being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded $11.9 million, $655,000 and $19,900 mark-to-market changes in fair value of its current outstanding hedges for the years ended December 31, 2002, 2003 and 2004, respectively.

Senior Notes

On December 7, 2001, the Company completed a private offering of $250.0 million principal amount of its 8 1/2% Senior Notes due 2008 (the “Senior Notes”). The Senior Notes were initially offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Company used all of the net proceeds of approximately $243.1 million to repay a portion of its outstanding indebtedness under its Senior Credit Facility, including prepayment premiums and to pay fees related to the Senior Notes. On July 2, 2002, the Company exchanged the Senior Notes for notes of the Company with substantially identical terms to the Senior Notes, except the new notes do not contain terms with respect to transfer restrictions.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Concurrent with the closing of the Senior Notes, the indenture required the Company to place into an escrow account, for the benefit of the holders of the Senior Notes, an amount sufficient to pay the first four semi-annual interest payments on the Senior Notes (the “Escrow Account”). The Escrow Account of $41.4 million was funded by the Company from borrowings under its Senior Credit Facility. The Company entered into an escrow agreement to provide, among other things, that funds may be disbursed from the Escrow Account only to pay interest on the Senior Notes (or, if a portion of the Senior Notes has been retired by the Company, funds representing the interest payment on the retired Senior Notes will be released to the Company as long as no default exists under the indenture), and, upon certain repurchases or redemptions thereof, to pay principal of and premium, if any, thereon. All funds placed in the Escrow Account were invested on December 7, 2001 in Treasury Bills, Treasury Principal Strips and Treasury Interest Strips with maturity dates in correlation with the interest payments for the first two years. At December 31, 2003, the escrow account established in 2001 to fund the interest payments for the Senior Notes issued in 2001 for one-and-a-half years had a balance of zero. Commencing in 2004, these interest payments were made with cash from operations.

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

On December 23, 2003, the Company completed a private offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”). The Senior Notes Add-on were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. On July 1, 2004, the Company exchanged the Senior Add-On for notes of the Company with substantially identical terms of the Senior Notes Add- On, except the new notes do not contain terms with respect to transfer restrictions. The Senior Notes Add-On were sold at a premium of approximately $6.2 million. The Company used all of the net proceeds of approximately $94.1 million to redeem all of the Company’s 9% senior subordinated notes due 2006 (see below).

The Senior Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries.

At December 31, 2004, the Senior Notes were trading in the public market with ask prices of 106.6.

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Senior Subordinated Notes

On January 16, 1996, the Company issued 9% Senior Subordinated Notes due 2006 with an aggregate principal amount of $125.0 million (the “January 1996 Notes”). Interest on the January 1996 Notes is payable semi-annually on January 15 and July 15. The January 1996 Notes are redeemable, in whole or in part, at the option of the Company on or after January 15, 2001, at the redemption prices set forth in the Indenture, pursuant to which the January 1996 Notes were issued, plus accrued interest to the date of redemption.

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

On June 23, 1997, the Company issued 8 3/4% Senior Subordinated Notes due 2007 with an aggregate principal amount of $200.0 million (the “June 1997 Notes”). Interest on the June 1997 Notes is payable semi-annually on June 15 and December 15. The June 1997 Notes are redeemable, in whole or in part, at the option of the Company on or after June 15, 2002, at the redemption prices set forth in the Indenture, pursuant to which the June 1997 Notes were issued, plus accrued interest to the date of redemption.

On January 22, 2004, the Company used the proceeds from the December 2003 notes offering (see below) to redeem the remaining outstanding principal amount of the June 1997 Notes, plus redemption premium and accrued interest.

On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the “March 2001 Notes”). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem previously outstanding subordinated notes. The Company used the remaining proceeds, approximately $253.6 million, to repay a portion of its outstanding indebtedness under the Company’s Senior Credit Facility. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes do not contain terms with respect to transfer restrictions.

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

On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8 3/4% Senior Subordinated Notes due 2014 (the “December 2003 Notes”). On July 1, 2004, the

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Company exchanged the December 2003 Notes for notes of the Company with substantially identical terms of the Senior Notes Add- On, except the new notes do not contain terms with respect to transfer restrictions. The December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.

The Company’s Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Notes are guaranteed, jointly and severally, on a senior subordinated unsecured basis by all of the Company’s subsidiaries.

Upon a change of control, each holder of these notes will have the right to require the Company to repurchase such holder’s these Notes at a price equal to 101% of their principal amount plus accrued interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase these notes at 100% of their principal amount plus accrued interest to the date of repurchase in the event of certain asset sales.

At December 31, 2004, the March 2001 Notes and the December 2003 Notes were trading in the public market with ask prices of 100.3 and 106.4, respectively.

Long-term debt repayments are due as follows (in thousands):

Year ended December 31:

	Senior Credit		Senior Subordinated
	Facility	Senior Notes	Notes
2005	$—	$—	$
2006	—	—	—
2007	—	—	—
2008	—	246,890	—
2009	—	—	—
Thereafter	—	—	484,299
	$—	$246,890	$484,299

7. Stockholders’ Equity

Common Stock

The Company’s stockholders’ equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Holders of all classes of Common Stock entitled to vote will generally vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2004, there were no holders of Class C Common Stock outstanding.

Ownership of Class B Common Stock is restricted to members of management and by, or in trust for, family members of management (“Management Group”). In the event that any shares of Class B Common

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock held by a member of the Management Group are transferred outside of the Management Group, such shares will automatically be converted into shares of Class A Common Stock.

The terms of the Senior Credit Facility and the indentures relating to the Company’s outstanding Senior Notes and Senior Subordinated Notes (collectively the “Indentures”) restrict the Company’s ability to pay cash dividends on its Common Stock. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to the dividend, no default would result under the Indentures and the Company would have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company’s cash flow less a multiple of the Company’s interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

The Company regularly contributes Class A Common Stock into its defined contribution plan.

Stock Option Plans.

2004 Equity Incentive Plan

On May 4 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (“2004 Plan”). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. The 2004 Plan has the same number of shares that were authorized under the 1995 Stock Option Plan, which is 4,550,000. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee must be comprised of two or more directors, each of whom is a non-employee outside director. The Committee is authorized to determine, among other things, the recipients of the grants, the amount and terms of the awards, any amendments or changes to the terms of any award agreement and make all determinations necessary or advisable to administer the 2004 Plan.

The 2004 Plan limits the number of shares and the amount of cash that may be issued as awards. Awards, such as stock options, stock appreciation rights, restricted stock or performance shares, that are determined by reference to the value of the shares or appreciation in the value of the shares may not be granted to any individual in any calendar year, for an aggregate number of shares of common stock in excess of 500,000, no more than 250,000 of which may be in restricted stock or performance shares. Additionally, the maximum potential value of any award that may be granted to the Chief Executive Office or any of the Company’s other four highest compensated officers in any calendar year other that annual incentive awards, stock options, stock appreciation rights, restricted stock or performance shares may not exceed 200% of salary as of the beginning of such calendar year or 600% of salary as of the beginning of the performance period commencing in such calendar year with respect to awards with performance periods of more than one year. The maximum value of any annual incentive award that can be paid to any individual is 25% of the annual incentive award bonus pool.

The 2004 Plan permits the granting of any of the following types of awards to grantees: stock options, including incentive stock options (“ISOs”) and stock appreciation rights (“SARs”), restricted and deferred stock, dividend equivalents, performance units, performance shares, annual incentive awards and other stock-based compensation. The terms of the 2004 Plan do not authorize additional shares of the Company’s common stock to be available for issuance in settlement of awards. In general, the purchase price per share under a stock option and grant price per share of an SAR may not be less than the fair market value per share on the date of grant. However, an SAR granted in tandem with an outstanding

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

stock option may have a grant price equal to the exercise price of the stock option to which it relates. As of December 31, 2004, non-qualified and incentive stock options for an aggregate of 3,880,743 shares at various prices from $10.05 to $43.50 have been granted to various individuals, including various executive officers. Restricted stock and deferred stock for an aggregate of 101,537 shares and 109,100 shares, respectively, were granted on May 4, 2004 to certain individuals at a share price of $16.59. Both of types of awards provide for a three year vesting in equal increments. Upon vesting, the restricted stock recipients will receive Class B Common Stock and the delivery of shares of stock in respect of vested deferred units will not occur until after termination of employment. The Company recorded approximately $861,000 of compensation expenses in 2004 associated with these grants. Except as otherwise noted in an award agreement, if a grantee of an option or an SAR terminates employment (1) for a reason other than retirement, death, disability or cause, the option or SAR to the extent vested and termination will remain exercisable for a period of 90 days or (2) by reason of retirement, death or disability, the option or SAR will immediately vest and remain exercisable for a one-year period. However, in no case will options or SARs be exercisable for a period of more than ten years from the date of grant.

Changes during 2002, 2003 and 2004 in stock options are summarized below:

	Stock Options	Weighted Average
	Outstanding	Exercise Price
Outstanding at January 1, 2002	3,848,903	$25.60
Granted	798,275	10.05
Exercised	(250)	15.08
Forfeited	(487,497)	31.29
Outstanding at December 31, 2002	4,159,431	$21.94
Granted	—	—
Exercised	(19,200)	12.36
Forfeited	(30,100)	23.68
Outstanding at December 31, 2003	4,110,131	$21.94
Granted	—	—
Exercised	(3,238)	20.31
Forfeited	(136,150)	23.64
Outstanding at December 31, 2004	3,970,743	$21.92

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Options for 2,183,446 shares, 2,634,131 shares and 3,207,043 shares were exercisable at December 31, 2002, 2003 and 2004, respectively.

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$10.01 - $15.08	1,435,950	7.1	12.41	853,900	12.91
$19.75 - $25.38	1,344,896	4.6	21.33	1,344,896	21.33
$26.95 - $30.75	426,695	1.9	30.46	426,695	30.46
$31.50 - $38.75	675,960	5.7	34.97	494,310	34.91
$43.50 - $61.20	87,242	3.2	44.55	87,242	44.55
	3,970,743	5.4	$21.92	3,207,043	$23.03

Included in the outstanding options as of December 31, 2004, were 90,000 non-qualified options with an exercise price of $22.06 that were granted outside of the 2004 Equity Incentive Plan.

At December 31, 2004, the Company has reserved 108,417 shares of its Class A Common Stock and 3,862,326 shares of Class B Common Stock in connection with stock options.

Employee Stock Purchase Plan

In 2001, the Company adopted an employee stock purchase plan which provides that eligible employees may contribute up to 15% of their compensation towards the semi-annual purchase of the Company’s common stock. The employee’s purchase price is 95% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of the semi-annual offering period for each calendar year). No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 100,000. There were 18,008 shares issued under the plan during 2003 at a price of $12.51. There were 8,617 shares issued under the plan during 2002 at prices ranging from $13.98 to $17.06. There were 18,540 shares issued under the plan during 2004 at a prices ranging from $12.49 to $19.04. In January 2005, the Company issued 12,502 shares under the plan at a price of $10.03 for the semi-annual period ended December 31, 2004.

Non-Employee Directors’ Deferred Stock Unit Plan

On May 4, 2004, the shareholders of the Company approved the Young Broadcasting Inc. 2003 Non-Employee Directors’ Deferred Stock Unit Plan (the “2003 Plan”). The 2003 Plan provides for the award of deferred stock units to non-employee directors of the Company.

Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board. For the twelve months beginning October 1, 2003 and 2004, each of the five non-employee directors of the Company received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. Accordingly, on October 1, 2003 and October 1, 2004, an aggregate of 7,728 and 13,975 deferred stock units were granted to the five non-employee directors. The deferred stock units represent the right to receive a like number of shares of Company common stock six months following the date the director ceases to serve as a board member, to

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the extent the units have vested as of such date. The deferred stock units vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

8. Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the year ended December 31, 2004 of $3.5 million, net of a provision for income taxes of $300,000, and a deferred gain of approximately $7.5 million. (See Note 3) For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes.

At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $238.6 million expiring at various dates through 2024.

The total tax provision (benefit) recorded for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

	2002	2003	2004
Federal
Current	$13,992	$—	$—
Deferred	(31,402)	—	—
	(17,410)
State
Current	14,413	(3,595)	300
Deferred	(6,048)	—	—
	8,365
Total	$(9,045)	$(3,595)	$300

The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense (benefit) is as follows (dollars in thousands):

	2002	2003	2004
Continuing Operations
Provision (benefit) at federal statutory rate (35%)	$(22,092)	$(19,330)	$(16,778)
State and Local Tax Provision(Benefit)	(3,008)	(3,595)	—
Losses with no benefit	1,036	19,330	16,778
Total Tax	$(24,064)	$(3,595)	$—

Young  Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Significant components of the Company’s deferred tax assets/ (liabilities) from continuing operations as of December 31, 2003 and 2004 are as follows:

	2003	2004
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$12,276	$(8,349)
Net Operating Loss Carryforwards	58,299	95,454
Stock Option Compensation Accrued	6,972	6,965
Interest Rate Swap Agreements	(8,834)	(8,325)
Fixed Assets	(10,172)	(9,760)
Other	710	317
Less: Valuation Allowance for Deferred Tax Assets	(59,251)	(76,302)
Net Deferred Tax Asset/(Liability)	$—	$—

9. Employee Benefit Plans

The Company sponsors defined contribution plans (“Plan”), which provide retirement benefits for all eligible employees. The Plan participants may make pretax contributions from their salaries up to the maximum allowed by the Internal Revenue Code. The Company will contribute one-half of every dollar a participant contributes, up to the first 3% of the participant’s pay.

For the years ended December 31, 2002, 2003 and 2004, the Company paid and accrued matching contributions (74,661, 70,467 and 76,600 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to approximately, $1.1 million, $1.1 million and $1.1 million, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2004 were made on January 6, 2005.

The Company has a defined benefit pension plan that covers the IBEW Local 45 of KRON-TV employees. The Company uses a December 31 measurement date for the defined benefit plan.

The pension plan’s investment policy includes the following allocation guidelines:

Asset Class	Policy Target
Equity investments	60%
Fixed-income investments	40%
Total	100%

The pension plan’s weighted average asset fair value allocations at December 31, 2004 and 2003, by asset category were as follows:

	December 31,
	2003	2004
Equity securities	49.6%	62.8%
Fixed-income	50.4%	37.2%
Total	100.0%	100.0%

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The plan seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return of 7.5%. In the shorter term, the objective of the plan is to achieve a rate of return over three-year rolling periods that ranks in the top 40% of a universe of similarly managed portfolios and outperforms a target index constructed using the following components and weights:

Weights	Component Index
40%	LB Intermediate Gov/Credit Bond Index
60%	S&P 500 Index

Under the investment guidelines, cash equivalent investments will be held as necessary to meet the liquidity needs of the plan. The plan’s cash should be invested in a well-diversified portfolio of high quality cash equivalent instruments or money market funds that use similar diversification and quality constraints.

The domestic equity portfolios will invest in well diversified portfolios of domestic common stocks, American Depository Receipts and issues convertible into common stock that trade on the major U.S. exchanges and in the over the counter market. The objective for the domestic equity securities is to achieve a rate of return over a three year period that ranks in the top 40% of a universe of similarly managed equity portfolios and outperforms the S&P 500 Index or a style specified benchmark, net of fees.

The investment grade fixed income portfolio should invest in a well diversified mix of debt instruments, including, domestic treasury, agency, mortgage-backed, asset-backed, corporate, cash equivalent, Euro-dollar, 144As, and Yankee issues. The portfolio is subject to certain limitations as follows; 1) no more than 5% of the portfolio at market should be invested in issues of a single issuer; 2) a portion of the non-dollar denomination issues in aggregate should not exceed 10% of the total portfolio, at market and 3) no less than 80% of the portfolio should be of “investment grade” quality. The objective of the investment grade fixed income portfolio, including cash held in the portfolio is to achieve a rate of return over rolling three year periods that ranks in the top 40% of a universe of similarly managed fixed income portfolios and outperforms the Lehman Brothers Intermediate Government/Credit Bond Index, net of fees.

The plan’s managers may use derivative instruments, unless they would cause the plan to be leveraged in any way or be exposed to risks that it would not inherently encounter by investing in the securities allowed by the policy.

The following table sets forth the changes in the benefit obligation for the Company’s benefit plan:

	2003	2004
Projected benefit obligation, beginning of year	$8,968,046	$10,229,547
Service cost	347,624	380,544
Interest cost	578,237	605,863
Actuarial loss (gain)	632,891	349,514
Benefits paid	(297,251)	(317,329)
Projected benefit obligation, end of year	$10,229,547	$11,248,139

Service costs increased from 2003 to 2004 due to expected annual increases as participants age as well as the change in the discount rate to 6.00% from 6.75%.  This increase was slightly offset by changes in

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

census data as of January 1, 2004, due to a large number of active employees terminating from the plan and Company, thereby eliminating future accruals.

Interest costs increased from 2003 to 2004 due to additional accruals as well as the aging of participants, slightly offset by payment of benefits.

Benefit payments increased  from 2003 to 2004, primarily due to an increase in the number of retirees.

The following table sets forth the changes in the fair value for the Company’s benefit plan:

	2003	2004
Fair value of plan assets, beginning of year	$6,182,316	$6,715,012
Actual return of plan assets, net of expenses paid	790,955	448,934
Employer contributions	38,992	492,562
Benefits paid	(297,251)	(317,329)
Fair value of plan assets, end of year	$6,715,012	$7,339,179

The funded status of the pension plans at year end was as follows:

	2003	2004
Plan assets at fair value	$6,715,012	$7,339,179
Projected benefit obligations	10,229,547	11,248,139
Plan assets less than projected benefit obligation	(3,514,535)	(3,908,960)
Unrecognized net loss	3,006,664	3,480,942
Unrecognized prior service costs	642,872	586,696
Unrecognized transition obligation	(61,296)	(37,566)
Net prepaid benefit cost	$73,705	$121,112

Amounts recognized in the statement of financial position consist of:

	2003	2004
Accumulated benefit obligation	$(9,366,581)	$(10,391,759)
Fair value of plan assets	6,715,012	7,339,179
Accrued benefit cost	(2,651,569)	(3,052,580)
Intangible asset	642,872	586,696
Accumulated other comprehensive income	2,082,402	2,586,996
Net amount prepaid benefit cost	$73,705	$121,112

The accumulated benefit obligation for the define benefit pension plan was $9.4 million and $10.4 million at December 31, 2003 and 2004, respectively.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following components of net pension cost for the year were as follows

	2003	2004
Service Cost	$347,624	$380,544
Interest Cost	578,237	605,863
Expected Return on Plan Assets	(664,106)	(660,965)
Amortization of net (gain) / loss	—	87,267
Amortization of prior service costs	56,176	56,176
Amortization of transition asset	(23,730)	(23,730)
Net periodic cost	$294,201	$445,155

The Company used the straight line method as its alternate amortization method in amortizing both the net (gain) / loss and prior service costs for December 31, 2003 and 2004.

The weighted average assumptions used to determine projected benefit obligations were as follows:

	2003	2004
Discount rate	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2003	2004
Discount rate	6.75%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.00%

The Company expects to contribute approximately $341,000 to the benefit plan in 2005.

The following estimated future benefit payments over the next five fiscal years and in aggregate five fiscal years thereafter. These benefits payments reflect expected future employee services:

Years	Amount
2005	$370,008
2006	382,094
2007	457,212
2008	546,578
2009	627,205
2010-2013	$3,678,988

10. Commitments and Contingencies

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next seven years. At December 31, 2003 and 2004, the net amount of property and equipment recorded under capital leases was $692,000 and $317,000, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2004 are as follows:

	Capital Leases	Operating Leases
	(dollars in thousands)
Year ending December 31:
2005	$626	$1,938
2006	52	1,636
2007	24	1,553
2008	—	1,403
2009	—	903
Thereafter	—	103
Total minimum lease payments	$702	$7,536

Rental expense charged to continuing operations under operating leases for the years ended December 31, 2002, 2003 and 2004 was approximately $2.4 million, $2.4 million and $2.6 million, respectively.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such other proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Quarterly Financial Data (Unaudited)

The following summarizes the Company’s results of operations for each quarter of 2004 and 2003 (in thousands, except per share amounts). The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$49,570	$56,862	$53,680	$63,796	$223,908
Operating expenses, excluding depreciation expense	17,854	17,967	19,263	19,267	74,351
Amortization of program license rights	4,688	4,420	4,765	5,238	19,111
Selling, general and administrative expenses, excluding depreciation expense	15,160	15,522	15,381	16,839	62,902
Depreciation and amortization	6,326	6,239	6,942	6,584	26,091
Corporate overhead, excluding depreciation expense	5,825	3,793	4,295	5,230	19,143
Operating (loss) income	(283)	8,921	3,034	10,638	22,310
Interest expense, net	(16,986)	(15,871)	(15,960)	(15,681)	(64,498)
Non-cash change in market valuation of swaps	1,262	(2,539)	1,215	42	(20)
Loss on extinguishment of debt	(5,323)	—	—	—	(5,323)
Other expense, net	48	(206)	(408)	162	(404)
	(20,999)	(18,616)	(15,153)	(15,477)	(70,245)
Loss from continuing operations before (provision) benefit from income taxes	(21,282)	(9,695)	(12,119)	(4,839)	(47,935)
Benefit from income tax	—	—	—	—	—
Loss from continuing operations	(21,282)	(9,695)	(12,119)	(4,839)	(47,935)
Income from discontinued operations, net of taxes, including gain on sale of $3.5 million	(21)	131	(14)	3,563	3,659
Net loss	$(21,303)	$(9,564)	$(12,133)	$(1,276)	$(44,276)
Basic loss per common share:
Loss from continuing operations	$(1.07)	$(0.49)	$(0.61)	$(0.24)	$(2.41)
Income from discontinued operations, net	—	0.00	0.00	0.18	0.18
Net loss per common share—basic	$(1.07)	$(0.49)	$(0.61)	$(0.06)	$(2.23)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$46,072	$52,478	$50,047	$53,573	$202,170
Operating expenses, excluding depreciation expense	17,934	18,265	18,685	18,281	73,165
Amortization of program license rights	4,570	4,273	4,461	6,750	20,054
Selling, general and administrative expenses, excluding depreciation expense	14,570	14,337	13,694	15,561	58,162
Depreciation and amortization	6,560	6,424	6,490	5,859	25,333
Corporate overhead, excluding depreciation expense	3,137	3,291	3,153	3,653	13,234
Operating (loss) income	(699)	5,888	3,564	3,469	12,222
Interest expense, net	(16,020)	(15,897)	(15,956)	(16,919)	(64,792)
Non-cash change in market valuation of swaps	(1,461)	2,193	(3,177)	(685)	(3,130)
Other expense, net	(173)	42	(43)	647	473
	(17,654)	(13,662)	(19,176)	(16,957)	(67,449)
Loss from continuing operations before (provision) benefit from income taxes	(18,353)	(7,774)	(15,612)	(13,488)	(55,227)
Benefit from income tax	—	—	3,595	—	3,595
Loss from continuing operations	(18,353)	(7,774)	(12,017)	(13,488)	(51,632)
Income from discontinued operations, net of taxes	(99)	2,394	(34)	254	2,515
Net loss	$(18,452)	$(5,380)	$(12,051)	$(13,234)	$(49,117)
Basic loss per common share:
Loss from continuing operations	$(0.93)	$(0.39)	$(0.61)	$(0.68)	$(2.61)
Income from discontinued operations, net	(0.00)	0.12	(0.00)	0.01	0.13
Net loss per common share—basic	$(0.93)	$(0.27)	$(0.61)	$(0.67)	$(2.48)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C			Column D	Column E
		Additions
	Bal. at Beginning	Charged to	Charged to			Bal. at End
Description	of Period	Costs and Expenses	Other Accounts		Deductions(3)	of Period
Year ended December 31, 2002 Deducted from asset accounts:
Allowance for doubtful accounts	$2,385,000	698,000	(794,000	)(1)	1,060,000	$1,229,000
Year ended December 31, 2003 Deducted from asset accounts:
Allowance for doubtful accounts	$1,229,000	357,000	—		461,000	$1,125,000
Year ended December 31, 2004 Deducted from asset accounts:
Allowance for doubtful accounts	$1,125,000	888,000	(28,000	)(2)	923,000	$1,062,000

(1)          Amount relates to the sale of KCAL-TV recorded to discontinued operations.

(2)          Amount relates to the sale of WTVO-TV recorded to discontinued operations.

(3)          Write-off of uncollectible accounts. In addition, the Company periodically reviews its reserve for bad debts and the allowance for doubtful accounts based upon accounts receivable balances. Based on these measures, the Company reduced its allowance for doubtful accounts in December 2002, December 2003 and December 2004.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, our company’s internal control over financial reporting was effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. This report appears on page 53.

Item 9B.               Other Information

Not Applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), which is incorporated herein by this reference.

Item 11.                 Executive Compensation.

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2005 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings “Report of the Compensation Committee” and the “Performance Graph” in the 2005 Proxy Statement is not incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by this reference.

Item 14.                 Principal Accountant Fees and Services

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in the 2005 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 51 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

(b)   Exhibits

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company and all amendments thereto(14)
3.2	Second Amended and Restated By-laws of the Company(2)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(5)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(5)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(1)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(17)
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(17)
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(15)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(15)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(15)
9.2	Voting Trust Agreement, dated October 1, 1996, between Adam Young, and Vincent Young as trustee(5)
10.1*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(1)
10.2*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(1)
10.3*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(1)
10.4(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald Kwasnick(1)
10.4(b)*	Severance and Release Agreement, dated as of July 9, 2004, between the Company and Ronald Kwasnick
10.5	Affiliation Agreements, each dated October 10, 1994, between Young Broadcasting of Albany, Inc. and ABC (for WTEN and WCDC)(2)
10.6	Affiliation Agreement, dated October 10, 1994, between WKRN, L.P. and ABC(2)
10.7(a)	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)

10.7(b)	Letter Agreement, dated September 30, 2004, between the Company and CBS, extending the expiration date of the affiliation agreements relating to KLFY and WLNS(18)
10.7(c)	Letter Agreement, dated October 6, 2004, between the Company and CBS, extending the expiration date of the affiliation agreements relating to KLFY and WLNS(18)
10.7(d)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement KLFY, Lafayette, Louisiana**(18)
10.8	Affiliation Agreement, dated September 21, 1995, between Winnebago Television Corporation and ABC(3)
10.9(a)	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)
10.9(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement WLNS-TV, Lansing, Michigan**(18)
10.10	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Richmond, Inc. and ABC(2)
10.11	Affiliation Agreement, dated October 10, 1994, between WATE, L.P. and ABC(2)
10.12	Affiliation Agreement, dated October 10, 1994, between Young Broadcasting of Green Bay, Inc. and ABC(2)
10.13(a)	Affiliation Agreement, dated February 3, 1995, between Broad Street Television, L.P. and NBC(3)
10.13(b)	Letter Agreement, dated October 26, 2004, between the Company and NBC, extending the expiration date of the affiliation agreement relating to KWQC-TV(18)
10.13(c)	Letter Agreements, dated December 21, 2004 and February 1, 2005, between the Company and NBC, extending the expiration date of the affiliation agreement relating to KWQC-TV
10.14

Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(6)

10.15	Affiliation Agreement, dated June 3, 2003, between UPN and Winnebago Television Corporation(17)
10.16	Affiliation Agreement, dated October 15, 2003, between UPN and Young Broadcasting of Sioux Falls, Inc.(17)
10.17(a)	Letter Agreement, dated September 30, 2004, between the Company and ABC, extending the expiration date of the affiliation agreements relating to WKRN-TV, WATE-TV, WBAY-TV, WRIC-TV and WTEN-TV(18)
10.17(b)	Letter Agreement, dated October 22, 2004, between the Company and ABC, extending the expiration date of the affiliation agreements relating to WKRN-TV, WATE-TV, WBAY-TV, WRIC-TV and WTEN-TV(18)
10.17(c)

Letter Agreements, dated November 5 and December 14, 2004 and January 31, February 14 and February 28, 2005, between the Company and ABC, extending the expiration date of the affiliation agreements relating to WKRN-TV, WATE-TV, WBAY-TV, WRIC-TV and WTEN-TV

10.18(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(2)
10.18(b)	First Amendment to Lease, dated January 14, 1997(5)
10.18(c)	Second Amendment to Lease, dated May 25, 1999(1)

10.18(d)	Third Amendment to Lease, dated January 14, 2000(1)
10.18(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(1)
10.19

Third Amended and Restated Credit Agreement, dated as of December 22, 2003, among the Company, the Banks listed on the signature pages thereof, Deutsche Bank Trust Company Americas (as Administrative Agent, Collateral Agent and Issuing Bank) and Wachovia Bank, National Association (as Syndication Agents)(17)

10.20(a)	Young Broadcasting Inc. 2004 Equity Incentive Plan(19)
10.20(b)	Form of Stock Option Award Agreement
10.20(c)	Form of Restricted Stock Award Agreement
10.20(d)	Form of Deferred Stock Award Agreement
10.21	2001 Employee Stock Purchase Plan, as amended.(20)
10.22	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz.(17)
10.23	Young Broadcasting Inc. 2003 Non-Employee Directors Deferred Stock Unit Plan(21)
10.24	Young Broadcasting Inc. Supplemental Executive Deferred Compensation Plan
10.25(a)	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the 10% Senior Subordinated Notes due 2011(1)
10.25(b)	Indenture Supplement No. 1 dated as of August 27, 2004(17)
10.26(a)	Indenture, dated as of December 7, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, as Trustee, relating to the 8 1/2% Senior Notes due 2008(11)
10.26(b)	Indenture Supplement No. 1 dated as of August 27, 2004(17)
10.27(a)	Indenture, dated December 23, 2003, among the Company, the Subsidiary Guarantors and Wachovia Bank, N.A. relating to the 8¾% Senior Subordinated Notes due 2014(17)
10.27(b)	Indenture Supplement No. 1 dated as of August 27, 2004(17)
10.28(a)	Confirmation dated June 9, 2000, between Deutsche Bank AG and the Company relating to the June 6, 2000 interest rate swap agreement(1)
10.28(b)	Confirmation dated June 27, 2001, between Deutsche Bank AG and the Company(16)
10.29	Confirmation dated July 3, 2000, between Deutsche Bank AG and the Company relating to the July 3, 2000 interest rate swap agreement(1)
10.30	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(12)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)                Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(2)                Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.

(3)                Filed as an Exhibit to the Company’s Registration Statement on Form S-4, Registration No. 33-94192, under the Securities Act of 1933 and incorporated herein by reference.

(4)                Filed as an Exhibit to the Company’s Registration Statement on Form S-4, Registration No. 333-31429, under the Securities Act of 1933 and incorporated herein by reference.

(5)                Filed as an Exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-06241, under the Securities Act of 1933 and incorporated herein by reference.

(6)                Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein reference.

(7)                Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

(8)                Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 21, 2001 and incorporated herein by reference.

(9)                Filed as an Exhibit to the Company’s Registration Statement on Form S-4, Registration No. 333-2466, under the Securities Act of 1933 and incorporated herein by reference.

(10)         Filed as an Exhibit to the Company’s Registration Statement on Form S-4, Registration No. 333-31156, under the Securities Act of 1933 and incorporated herein by reference.

(11)         Filed as an Exhibit to the Company’s Registration Statement on Form S-4, Registration No. 333-81878 and incorporated herein by reference.

(12)         Filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 8, 2002 and incorporated herein by reference.

(13)         Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

(13)         Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(14)         Filed as an Exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2001 and incorporated herein by reference.

(15)         Filed as Annex B to the Company’s definitive proxy statement for its Annual Meeting of Stockholders held on May 11, 2001 and which Annex B is incorporated herein by reference.

(16)         Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(17)         Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference

(18)         Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

(19)         Filed as Annex B to the Company’s definitive proxy statement for its Annual Meeting of Stockholders held on May 4, 2004 and which Annex B is incorporated herein by reference.

(20)         Filed as an Exhibit to the Company’s Registration Statement on Form S-8, Registration No. 333-120362, under the Securities Act of 1933 and incorporated herein by reference.

(21)         Filed as Annex C to the Company’s definitive proxy statement for its Annual Meeting of Stockholders held on May 4, 2004 and which Annex C is incorporated herein by reference.

*         Management contract or compensatory plan or arrangement.

**      Portions have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: March 14, 2005	By	/s/ VINCENT J. YOUNG
Vincent J. Young
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ VINCENT J. YOUNG	Chairman and Director
Vincent J. Young	(principal executive officer)	March 14, 2005
/s/ JAMES A. MORGAN	Executive Vice President,
James A. Morgan	Chief Financial Officer	March 14, 2005
(principal financial officer and
principal accounting officer) and
Director
/s/ DEBORAH A. MCDERMOTT	President and Director
Deborah A. McDermott		March 14, 2005
/s/ REID MURRAY	Director
Reid Murray		March 14, 2005
/s/ ALFRED J. HICKEY, JR.	Director
Alfred J. Hickey, Jr.		March 14, 2005
/s/ LEIF LOMO	Director
Leif Lomo		March 14, 2005
/s/ RICHARD C. LOWE	Director
Richard C. Lowe		March 14, 2005
/s/ DAVID C. LEE	Director
David C. Lee		March 14, 2005