Form 10-Q
period 2005-03-31
YOUNG BROADCASTING INC /DE/
filed 2005-05-06
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
March 31, 2005	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

599 Lexington Avenue
New York,  New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code:         (212)  754-7070

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
Yes ☒ No ☐

Number of shares of Common Stock outstanding as of April 18, 2005: 18,019,412 shares of Class A Common Stock, and 1,941,334 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I                 Financial Information

Item 1.           Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,831,317	$79,594,420
Trade accounts receivable, less allowance for doubtful accounts of $1,062,000 in 2004 and $1,270,000 in 2005	40,099,229	34,589,383
Current portion of program license rights	14,892,686	12,870,882
Prepaid expenses	4,034,408	2,704,447
Other current assets	1,000,000	1,000,000
Assets held for sale	1,459,370	—
Total current assets	$155,317,010	$130,759,132

Property and equipment, less accumulated depreciation and amortization of $169,309,245 in 2004 and $173,306,122 in 2005	84,703,428	80,663,791
Program license rights, excluding current portion	393,586	243,821
Deposits and other assets	2,601,362	2,644,678
Investments in unconsolidated subsidiaries	3,947,270	4,589,178
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets	70,346,609	69,226,532
Deferred charges, less accumulated amortization	11,029,308	10,504,887
Total Assets	$804,267,395	774,560,841

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$6,384,045	$7,746,856
Accrued interest	17,575,523	11,493,076
Accrued expenses	17,746,443	14,464,514
Current installments of program license liability	14,375,405	9,541,856
Current installments of obligations under capital leases	625,845	471,360
Liabilities held for sale	7,636,284	—
Total current liabilities	64,343,545	43,717,662
Program license liability, excluding current installments	523,771	319,443
Long-term debt, excluding current installments	739,736,233	739,280,470
Deferred tax liability and other long-term tax liabilities	7,992,485	15,275,232
Other liabilities	4,758,328	7,775,532
Obligations under capital leases, excluding current installments	76,110	47,871
Total liabilities	817,430,472	806,416,210
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,858,567 shares at 2004 and 18,005,112 shares at 2005	17,859	18,005
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,066,133 shares at 2004 and 1,955,634 shares at 2005	2,066	1,956
Additional paid-in capital	381,090,583	381,749,323
Accumulated other comprehensive loss	(2,586,996)	(2,586,996)
Accumulated deficit	(391,686,589)	(411,037,657)
Total stockholders’ deficit	(13,163,077)	(31,855,369)
Total liabilities and stockholders’ deficit	$804,267,395	$774,560,841

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2005

Net operating revenue	$49,569,469	$45,509,130

Operating expenses, excluding depreciation expense	17,853,376	17,828,133
Amortization of program license rights	4,688,419	5,334,949
Selling, general and administrative expenses, excluding depreciation expense	15,159,951	17,606,221
Depreciation and amortization	6,325,363	6,392,209
Corporate overhead, excluding depreciation expense	5,825,441	4,089,931
Operating loss	(283,081)	(5,742,313)

Interest (expense), net	(16,985,943)	(15,823,516)
Non-cash change on market valuation of swaps	1,261,684	(1,823,079)
Loss on extinguishment of debt	(5,323,375)	—
Other income (expense), net	49,309	(154,933)
	(20,998,325)	(17,801,528)

Loss from continuing operations before expense for income taxes	(21,281,406)	(23,543,841)
Income tax expense	—	(7,014,853)
Loss from continuing operations	(21,281,406)	(30,558,694)
(Loss) income from discontinued operations, net of tax, including gain on sale of $11.2 million for 2005	(20,617)	11,207,626
Net loss	$(21,302,023)	$(19,351,068)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.07)	$(1.53)
Income from discontinued operations	—	0.56
Net loss per common share	$(1.07)	$(0.97)

Weighted average shares – Basic and dilutive	19,843,990	19,955,286

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Deficit
Balance at December 31, 2004	$17,859	$2,066	$381,090,583	$(391,686,589)	$(2,586,996)	$(13,163,077)
Contribution of shares into Company’s defined contribution plan	23		248,602			248,625

Conversion of Class B Common Stock to Class A Common Stock	110	(110)

Non-cash stock compensation			284,731			284,731

Employee stock purchase plan	13		125,407			125,420

Net loss for the three months ended March 31, 2005				(19,351,068)		(19,351,068)

Balance at March 31, 2005	$18,005	$1,956	$381,749,323	$(411,037,657)	$(2,586,996)	$(31,855,369)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Operating activities
Net loss	$(21,302,023)	$(19,351,068)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of station, net of taxes	—	(11,207,149)
Depreciation and amortization of property and equipment	4,776,160	4,748,781
Provision for uncollectible accounts	209,236	212,226
Amortization of program license rights	4,760,806	5,334,949
Amortization of intangibles and deferred charges	1,724,059	1,643,428
Non-cash compensation	1,141,733	334,131
Restricted stock awards	—	284,731
Non-cash change on market valuation of swap	(1,261,684)	1,823,079
Provision for income taxes	—	7,282,747
Loss on extinguishment of debt	1,305,790	—
Loss (gain) on sale of fixed assets	17,939	(8,892)
Payments on programming license liabilities	(4,612,950)	(5,452,022)
Decrease in trade accounts receivable	6,980,824	5,233,451
Increase in deferred revenue	—	140,653
Decrease in prepaid expenses	657,174	1,329,961
Decrease in trade accounts payable	(1,235,503)	(1,543,328)
Decrease in accrued expenses and other liabilities	(7,502,222)	(9,302,174)
Net cash used in operating activities	(14,340,661)	(18,496,496)

Investing activities
Capital expenditures	(3,249,726)	(1,227,205)
Net proceeds from the sale of WTVO-TV	—	5,802,243
Proceeds from disposal of fixed assets	24,681	19,245
Increase in deposits and other assets	(374,442)	(151,960)
Net cash (used in) provided by investing activities	(3,599,487)	4,442,323

Financing activities
Redemption of senior subordinated notes	(223,811,000)	—
Deferred debt financing costs incurred	(418,476)	—
Principal payments under capital lease obligations	(154,051)	(182,724)
Proceeds from exercise of stock options	55,948	—
Net cash used in financing activities	(224,327,579)	(182,724)

Net decrease in cash	(242,267,727)	(14,236,897)
Cash and cash equivalents at beginning of year	331,150,335	93,831,317
Cash and cash equivalents at March 31	$88,882,608	$79,594,420

Supplemental disclosure of cash flow information
Interest paid	$21,657,119	$22,804,040

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.     Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of nine network affiliated stations (five with ABC, three with CBS, and one with NBC) and one independent commercial television broadcasting station. The markets served are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim financial statements are unaudited but include all adjustments, which are of a normal recurring nature, that the Company considers necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for such period.

For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used.  Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method.  Accordingly, the Company’s share of earnings and losses of these companies are included in other income (expense), net in the accompanying consolidated statement of operations of the Company.  The Company recorded its share of losses of approximately $34,000 and earnings of approximately $382,000 for the three months ended March 31, 2004 and 2005, respectively.

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Operating results of interim periods are not necessarily indicative of results for a full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

2.     Stock-Based Compensation

The Company follows the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The provisions of Statement 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.  In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (“ESPP”) in accordance with APB 25.  For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement 123.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2004	2005
Net loss-as reported	$(21,302)	$(19,351)
Add stock based employee compensation expense included in reported net loss	830	—
Deduct total stock-based employee compensation expense determined under fair value based method	929	858
Net loss-pro forma	$21,401	$20,209
Net loss per basic and diluted common share-as reported	$(1.07)	$(0.97)
Net loss per basic and diluted common share-pro forma	$(1.08)	$(1.01)

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Companies are required to implement SFAS 123(R) at the beginning of their next fiscal year that begins on or after June 15, 2005.  Accordingly, the Company expects to adopt Statement 123 (R) for the fiscal year beginning January 1, 2006.

3.     Intangible Assets

Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles, are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals performed at the time of acquisition. Broadcast licenses are considered to have an indefinite life. Network affiliation agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years.

The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2004			As of March 31, 2005
	(dollars in thousands)
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929

Definite-lived intangible assets:
Network Affiliations	$91,164	$(28,045)	$63,119	$91,164	$(28,762)	$62,402
Other intangible assets	$13,989	$(6,761)	$7,228	$13,989	$(7,164)	$6,825
	$105,153	$(34,806)	$70,347	$105,153	$(35,926)	$69,227

Aggregate amortization expense for the three months ended March 31, 2004 and 2005 was $1.1 million.

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

4.     Sale of Station

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of WTVO assets to occur in two steps. On November 1, 2004, the Company completed the first closing of the sale.  At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement, with respect to the sale of advertising to the station.  The completion of the second step of this transaction was subject to Federal Communications Commissions review and approval.  During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $14.7 million, net of applicable taxes, was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The gain allocation was determined based on the relative fair value of the assets sold, at each closing date.

The Company applied Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three months ended March 31, 2004 and 2005.

The Company recorded a loss from discontinued operations related to WTVO-TV of $20,617 and $477 for the three months ended March 31, 2004 and 2005, respectively.  Net revenue of WTVO-TV for the three months ended March 31, 2004 and 2005, was $1.4 million and $1,285, respectively. Since this agreement met all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale were classified as “held for sale” on the balance sheet as of December 31, 2004.

The detail of classifications on the balance sheets as “held for sale” is as follows:

December 31, 2004
(dollars in thousands)
Assets:
Broadcast licenses and other intangibles, net	$1,269
Program license rights	190
Assets held for sale	$1,459

Liabilities:
Program license liabilities	$157
Deferred gain on sale of station	7,479
Liabilities held for sale	$7,636

5.     Long -Term Debt

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”) and a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”).  Both the Senior Notes Add-On and the December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $230.6 million to redeem all of the Company’s 9% senior subordinated notes due 2006, plus accrued interest and the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.

The Company recorded a loss on extinguishment of debt resulting from the write-off of related unamortized deferred financing costs for the three months ended March 31, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007

Long-term debt at December 31, 2004 and March 31, 2005 consisted of the following:

	12/31/04		3/31/05
Senior Credit Facility	$—		$—
8½% Senior Notes due 2008	251,865	(1)	251,554	(1)
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	347,871	(2)	347,726	(2)
Total Debt (excluding capital leases)	$739,736		$739,280

(1)          Includes an unamortized premium balance of $5.0 million and $4.7 million as of December 31, 2004 and March 31, 2005, respectively.

(2)          Includes unamortized premium balances of $3.6 million and $3.4 million as of December 31, 2004 and March 31 2005, respectively.

6.     Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the three months ended March 31, 2005 of $11.2 million, net of a provision for state income taxes of $450,000.  At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $238.6 million expiring at various dates through 2024, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes.  Beginning with the first quarter of 2005 the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period.

Income tax expense for the three months ended March 31, 2005 primarily consists of deferred income taxes of $6.9 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $10.6 million to increase deferred tax liabilities during the remaining nine months of 2005.

7.     Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute approximately $341,000 to the benefit plan in 2005.

Components of the net periodic benefit plan were as follows:

	Three Months Ended March 31,
	2004	2005
Service cost	$95,136	$104,396
Interest cost	151,466	159,443
Expected return of plan assets	(165,241)	(168,791)
Amortization of the unrecognized obligation or transition asset	(5,933)	(5,933)
Recognized losses	21,817	39,947
Recognized prior service costs	14,044	14,044
Net periodic cost	$111,289	$143,106

8.     Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share.  The stock options outstanding have not been included in the computation of earnings per share because they would be anti-dilutive.

9.     Subsequent Events

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278.0 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.

In connection with the cash tender offer and consent solicitation, the Company will record a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.5 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $5.0 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million).  In addition, the Company plans to capitalize the $5.6 million of estimated fees associated with the new term loan and revolving credit facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap’s effective date is May 8, 2006 and expires on May 8, 2008.  The Company will pay a fixed interest of 4.34252% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In consideration of the termination, the Company was required to pay approximately $702,000.

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

Overview of our Business - This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2005 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2005 and 2004.  This analysis is presented on a consolidated basis.  In addition, a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2005 and 2004.  Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 62% of the first quarter of 2005 gross revenue of the Company’s stations was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Recent Developments

Execution of Amended Credit Facility and Purchase of Senior Notes. On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278.0 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.

In connection with the cash tender offer and consent solicitation, the Company will record a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.5 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $5.0 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million).  In addition, the Company plans to capitalize the $5.6 million of estimated fees associated with the new term loan and revolving credit facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap’s effective date is May 8, 2006 and expires on May 8, 2008.  The Company will pay a fixed interest of 4.34252% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In consideration of the termination, the Company was required to pay approximately $702,000.

Network Affiliation Agreements.  The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012 and with NBC with respect to KWQC-TV for ten years to expire on January 1, 2014.  Under the renewed CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from CBS and NBC under the expired agreements.

During the first quarter of 2004 the Company received notice from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements.  The agreements with ABC expired on September 30, 2004.  Negotiations with ABC are ongoing.  The Company is operating under extensions of the ABC affiliation agreements that have been extended through May 20, 2005.  While the Company is unable to predict the terms of the renewed ABC affiliation agreements, the Company believes that renewed affiliations will in place by June 1, 2005, but on terms that provide less network compensation to the stations than was provided under the expired agreement.  In the event of the Company’s inability to maintain its current affiliations under the agreements for the five ABC affiliated stations, the respective station may no longer be able to carry programming of the ABC network.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.  Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

Sale of WTVO-TV.  On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of WTVO-TV assets to occur in two steps. On November 1, 2004 the Company completed the first closing of the sale.  At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement, with respect to the sale of advertising to the station.  The completion of the second step of this transaction was subject to Federal Communications Commissions review and approval.  During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The gain allocation was determined based on the relative fair value of the assets sold.

Digital Upgrades.  The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.  As of April 27, 2005, the FCC has not granted the final digital construction permit for WTEN-TV (Albany) due to the failure of the FCC and the Canadian government to resolve certain interference issues.  In August 2004, the FCC granted WTEN-TV’s request for special temporary authority, to operate under reduced power pending final approval of the final DTV construction permit.

Television Revenues

Set forth below are the principal types of television revenue received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions.  The results from continuing operations for all periods presented do not include the results of operations for WTVO-TV (which was sold in two steps – on November 1, 2004 and on January 4, 2005).  The results of WTVO-TV are reflected as discontinued operations.

	Three Months Ended March 31,
	2004		2005
	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$30,946	53.6	$32,812	61.9
National	18,697	32.4	17,549	33.1
Network	2,343	4.1	338	0.7
Political	3,847	6.7	384	0.7
Production/Other	1,876	3.2	1,908	3.6
Total	57,709	100.0	52,991	100.0

Commissions	(8,140)	(14.1)	(7,482)	(14.1)

Net Revenue	$49,569	85.9	$45,509	85.9

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth the Company’s operating results for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.  The results from continuing operations for the three months ended March 31, 2005 and 2004 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the three months ended March 31,
	(in thousands)
	2004	2005	Change	% Change
Net revenue	$49,569	$45,509	$(4,060)	(8.2)%

Operating expenses, including SG&A	33,013	35,434	2,421	7.3
Amortization of program license rights	4,689	5,335	646	13.8
Depreciation and amortization	6,325	6,392	67	1.1
Corporate overhead, excluding depreciation expense	5,825	4,090	(1,735)	(29.8)
Operating loss	(283)	(5,742)	(5,459)	(1929.0)

Interest expense, net	(16,986)	(15,824)	1,162	6.8
Non-cash change in market valuation of swaps	1,262	(1,823)	(3,085)	(244.5)
Loss on extinguishment of debt	(5,323)	—	5,323	100.0
Other income/ (expense)	49	(155)	(204)	416.3
	(20,998)	(17,802)	3,196	15.2

Loss from continuing operations before income taxes	(21,281)	(23,544)	(2,263)	(10.6)

Income tax expense	—	(7,014)	(7,014)	(100.0)

Loss from continuing operations	(21,281)	(30,558)	(9,277)	(43.6)

(Loss) income from discontinued operations, net of taxes (including gain on sale of 11.2 million in 2005)	(21)	11,207	11,228	53466.7

Net loss	$(21,302)	$(19,351)	$1,951	9.2%

Basic loss from continuing operations per common share	$(1.07)	$(1.53)
Loss (income) from discontinued operations, net	—	0.56
Basic net loss per common share	$(1.07)	$(0.97)
Basic shares used in earnings per share calculation	19,843,990	19,955,286

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 4% of total revenues.  Net revenue for the three months ended March 31, 2005 was $45.5 million, as compared to $49.6 million, for the three months ended March 31, 2004, a decrease of $4.1 million or 8.2%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the three months ended March 31, 2005 was $384,000, as compared to $3.8 million for the three months ended March 31, 2004, a decrease of approximately $3.4 million.  Political revenue for the first quarter of 2004 was positively impacted by the national democratic primaries, as well as the strongly contested local races in Iowa, California and South Dakota.  The Company anticipates political revenue to continue to decrease significantly in 2005, as there will not be a presidential campaign and the Company anticipates that there will be no significant local races.

•                  The Company’s gross local revenues for three months ended March 31, 2005 increased by 6.0% compared to the three months ended March 31, 2004, and gross national revenues for the three months ended March 31, 2005 were down 6.1% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Additionally, seven of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. The decrease in gross national revenues for the three months ended March 31, 2005 was mainly due to decreased spending by various national accounts, including automotive and telecommunications accounts in five of the Company’s stations.

•                  Network compensation for the three months ended March 31, 2005 was $338,000, a decrease of $2.0 million, or 85.3%, compared to $2.3 million for the three months ended March 31, 2004.  The decrease in network compensation is primarily due to the changes in the new network affiliation agreements with CBS and NBC and the pending renewal of network affiliation agreements with ABC (as discussed further in “Liquidity and Capital Resources”) whereby the Company will be receiving significantly less network compensation over the term of the agreements, the amounts of which are recorded on a straight line basis over the life of the agreements.  The Company is currently operating under extensions of the ABC affiliation agreements which are set to expire on May 20, 2005.  The Company received network compensation under the ABC affiliation agreements for the first quarter of 2005.  The amounts of such network compensation were deferred because renewed affiliation agreements had not been finalized by the end of the quarter.

Operating expenses, including selling, general and administrative expenses, for the three months ended March 31, 2005 were $35.4 million as compared to $33.0 million for the three months ended March 31, 2004, an increase of $2.4 million, or 7.3%.  The major components and changes in operating expenses were as follows:

•                  Approximately $636,000 of the increase relates to the Company’s new local sales initiatives, which were not implemented until the fourth quarter of 2004.

•                  In the first quarter of 2005, the Company recorded a pension benefit obligation approximating $426,000 for a retired general manager at one of the Company’s stations.

•                  During the first quarter of 2004, one of the Company’s stations realized various operating expense reductions which approximated $422,000.  No such reductions were realized during the first quarter of 2005.

•                  The Company incurred approximately $303,000 in severance costs relating to cost cutting initiatives and anticipated headcount reduction.

•                  Approximately $400,000 of the increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations due to the increase in local revenues, as noted above.

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $619,000 for the three months ended March 31, 2005, of which approximately $285,000 relates to restricted and deferred stock awards.  The remaining $334,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $312,000 for the three months ended March 31, 2004, relating to the Company’s matching contributions for eligible employees under its defined contribution plan.

Amortization of program license rights for the three months ended March 31, 2005 was $5.3 million, compared to $4.7 million for the three months ended March 31, 2004, an increase of $646,000, or 13.8%.  The increase for the three months ended March 31, 2005 was primarily due to increased renewal costs of the Dr. Phil broadcast rights at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $6.4 million for the three months ended March 31, 2005 as compared to $6.3 million for the three months ended March 31, 2004, an increase of $67,000 or 1.1%.

Corporate Overhead for the three months ended March 31, 2005 was $4.1 million as compared to $5.8 million for the three months ended March 31, 2004, a decrease of $1.7 million, or 29.8%.  The major components and changes in corporate expenses were as follows:

•                  Approximately $2.2 million of this decrease relates to the severance package that was provided to the Company’s former president, who retired on March 31, 2004.  Additionally, the former president was replaced by an existing executive of the Company.

•                  Personnel costs decreased by approximately $269,000, due to decreased headcount, which is primarily due to the death of two of the Company’s officers during 2004.

•                  Offsetting this decrease, was approximately $963,000 of additional professional and consulting fees for the three months ended March 31, 2005.  Approximately $246,000 of the increase relates to a tax consulting project.  The remaining increase relates to the Company’s continued review and compliance with corporate governance legislation.

Interest expense for the three months ended March 31, 2005 was $15.8 million, compared to $17.0 million for the same period in 2004, a decrease of $1.2 million, or 6.8%.  The Company had higher debt levels for the first twenty two days of 2004 associated with the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.  The Company received a payment on its interest rate swaps of $245,000 and $427,000 for the three months ended March 31, 2005 and 2004, respectively, which was recorded as a reduction of interest expense.

The Company recorded a $1.8 million non-cash loss and $1.3 million non-cash gain in connection with the change in the market value of interest rate swaps for the three months ended March 31, 2005 and 2004, respectively.

The Company recorded a loss on extinguishment of debt resulting from the write-off of related unamortized deferred financing costs for the three months ended March 31, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes dye 2007 (see “Liquidity and Capital Resources”).

The Company recorded an income tax provision of $7.0 million for the three months ended March 31, 2005.  This provision includes a deferred tax liability of $6.9 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes.  (see “Note 6”)

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded loss from discontinued operations of approximately $477 and $20,617 for the three months ended March 31, 2005 and March 31, 2004, respectively.

As a result of the above-discussed factors, the net loss for the Company was $19.4 million for the three months ended March 31, 2005, compared to a net loss of $21.3 million for the three months ended March 31, 2004, a change of $2.0 million , or 9.2%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Three Months Ended 31,
	2004	2005
Net cash provided by (used in):
Operating activities	$(14,341)	$(18,496)
Investing activities	$(3,599)	$4,442
Financing activities	$(224,328)	$(183)
Net decrease in cash and cash equivalents	$(242,268)	$(14,237)

	December 31,	March 31,
	2004	2005
Cash and cash equivalents	$93,831	$79,594
Long-term debt, including current portion	$740,438	$739,800
Available under senior credit agreement	$20,000	$20,000

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

The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012 and with NBC with respect to KWQC-TV for ten years to expire on January 1, 2014.  Under the renewed CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from CBS and NBC under the expired agreements.

During the first quarter of 2004 the Company received notice from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements.  The agreements with ABC expired on September 30, 2004.  Negotiations with ABC are ongoing.  The Company is operating under extensions of the ABC affiliation agreements that have been extended through May 20, 2005.  While the Company is unable to predict the terms of the renewed ABC affiliation agreements, the Company believes that renewed affiliations will in place by June 1, 2005, but on terms that provide less network compensation to the stations than was provided under the expired agreement.  In the event, however, of the Company’s inability to maintain their current affiliations under these agreements for any one or more of these stations, the respective station may no longer be able to carry programming of the relevant network.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.  Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company’s debt.  It should be noted that the Company does not have any scheduled principal payments on its debt until 2010.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $18.5 million and $14.3 million, respectively.  The reduction in operating cash flows was primarily due to the reduction in both our net revenue and operating income for the three months ended March 31, 2005 as compared to the same period in 2004.  The following changes in operating activities were noted:

•                  Prepaid expenses decreased by approximately $1.3 million for the three months ended March 31, 2005, of which approximately $1.1 million relates to prepaid corporate expenses.  During the first quarter of 2005, the Company expensed costs relating to a tax consulting project.

•                  Trade accounts payable decreased approximately $1.5 million, due mainly to timing of payments.  For cash flow purposes, the non-cash change in barter program liability is eliminated from the trade accounts payable balance.  For the three months ended March 31, 2005, the change in barter programming liability, of approximately $2.7 million, related primarily to new barter programming arrangements entered into at one of the Company’s stations.

•                  Accrued expenses for the three months ended March 31, 2005 decreased by approximately $9.3 million.  Approximately $6.1 million of this decrease relates to an interest payment made on the Company’s 8.75% Senior Subordinated Notes due 2014, which was accrued for at December 31, 2004.  Additionally, the Company made bonus payments in the first quarter of 2005, totaling approximately $3.8 million, which were accrued for at December 31, 2004, and paid in the first quarter of 2005.  This decrease was slightly offset by approximately $970,000 of bonus accruals made during the first quarter of 2005.

The following item acted to offset these changes:

•                  Accounts receivable decreased by approximately $5.2 million and $7.2 million for the three months ended March 31, 2005 and 2004, respectively.  Historically, revenues are lower in the first quarter of the year for television broadcasters compared to the fourth quarter, due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season and a subsequent decrease in accounts receivable balances in the first quarter of the succeeding year.

Investing Activities

Cash provided for investing activities for the three months ended March 31, 2005 was $4.4 million, compared to cash used in investing activities for the three months ended March 31, 2004 of $3.6 million. The following changes in investing activities were noted:

•                  Investing activities in 2005 included $5.8 million of proceeds from the closing of the second step of sale of WTVO-TV on January 4, 2005 to Mission Broadcasting.

•                  Capital expenditures for the three months ended March 31, 2005 of $1.2 million was significantly lower than capital expenditures of $3.2 million for the three months ended March 31, 2004.  During part of 2004, the Company incurred significant capital expenditures for building digital transmission facilities, as required by the Federal Communications Commission regulations.

•                  Deposits and other assets for the Company increased by approximately $152,000 for the three months ended March 31, 2005 as compared to an increase of $374,000 for the three months ended March 31, 2004.  The increase for the three months ended March 31, 2005, is comprised of a premium payment of the Supplemental Executive Retirement Plan for a retired employee of approximately $199,000, offset by the first quarter change in the cash surrender value of approximately $25,000.  Additionally, investments in unconsolidated subsidiaries increased by approximately $105,000 during the quarter.  These increases were partially offset by a decrease in the executive deferred compensation plan of approximately $101,000, relating primarily to a cash payout of the executive deferred compensation plan for a deceased executive.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2005 and 2004 was $183,000 and $224.3 million, respectively. On December 23, 2003, the Company received the proceeds from the sale of the December 2003 Notes (as defined below) of $140.0 million principal amount. On January 22, 2004, the Company used the net proceeds of the December 2003 Notes of approximately $136.5 million to redeem the 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.  In addition, on December 23, 2003, the Company received the proceeds from the sale of the Senior Notes Add-On (as defined below) of $90.0 million principal amount and a premium of approximately $6.2 million. On January 22, 2004, the Company used all of the net proceeds of the Senior Notes Add-On of approximately $94.1 million to redeem all of the Company’s 9% Senior Subordinated Notes due 2006 plus accrued interest. In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $642,000 of deferred debt financing costs in 2004 that will be amortized over the term of the respective notes. In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company expensed all the remaining related deferred debt financing costs, net of accumulated amortization of approximately $1.3 million and recorded it as a loss on extinguishment of debt. The Company made payments under capital lease obligations of $183,000 and $154,000 for the three months ended March 31, 2005 and 2004, respectively.

Debt Instruments, Guarantees and Related Covenants

As of March 31, 2005, the Company was party to a senior credit facility that consisted of a revolving credit facility in the amount of $20.0 million, all of which was available to the Company as of such date.  At March 31, 2005, the Company had no outstanding borrowings under this credit facility and was in compliance with all of the covenants contained therein.

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300 million of the term loan was borrowed.  Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246,890,000 outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005.  The balance of the term loan borrowing will be used for working capital.  The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility.

In connection with the cash tender offer and consent solicitation, the Company will record a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.5 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $5.0 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million).  In addition, the Company plans to capitalize the $5.6 million of estimated fees associated with the new term loan and revolving credit facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (LIBOR), the customary “CD Rate” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.25% with the Base Rate and 2.25% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $35.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s other material indebtedness.

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

The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period.  Debt amounts outstanding at December 31, 2004 and March 31, 2005 were as follows:

					Annualized
	12/31/04		3/31/05		Interest Payments(1)
Senior Credit Facility	$—		$—		$—

8½% Senior Notes due 2008	251,865	(2)	251,554	(2)	20,986
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,871	(3)	347,726	(3)	34,430
Total Debt (excluding capital leases)	$739,736		$739,280		$67,666

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at March 31, 2005, multiplied by the interest rates of the related notes.

(2)          Includes an unamortized premium balance of $5.0 million and $4.7 million as of December 31, 2004 and March 31, 2005, respectively.

(3)          Includes unamortized premium balances of $3.6 million and $3.4 million as of December 31, 2004 and March 31, 2005, respectively.

The Company’s total debt at March 31, 2005 was approximately $739.8 million, consisting of $484.3 million of Senior Subordinated Notes, $246.9 million of Senior Notes, $8.1 million of bond premiums and $519,000 of capital leases. In addition, at March 31, 2005, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Notes and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the three months ended March 31, 2005 of $11.2 million, net of a provision for state income taxes of $450,000.  At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $238.6 million expiring at various dates through 2024, for which a full valuation allowance has been provided.

With the adoption of SFAS 142, the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes.  Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three months ended March 31, 2005 primarily consists of deferred income taxes of $6.9 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $10.6 million to increase deferred tax liabilities during the remaining nine months of 2005.

Contractual Obligations and Other Commercial Commitments

The Company has obligations and commitments under its long-term debt agreements and instruments to make future payments of principal and interest. The Company also has obligations and commitments under certain contractual arrangements to make future payments for goods and services. These arrangements secure the future rights to various assets and services to be used in the normal course of operations. Under U.S generally accepted accounting principles, certain of these arrangements (i.e., programming contracts that are currently available for airing) are recorded as liabilities on the Company’s consolidated balance sheet, while others (i.e., operating lease arrangements and programming contracts not currently available) are not reflected as liabilities.

The following table summarizes separately the Company’s material obligations and commitments at March 31, 2005 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund their short term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$731,189	—	$246,890	—	$484,299
Cash Interest Payments	405,435	67,866	202,672	90,491	44,406
Capital Lease Obligations	519	471	48	—	—
Operating Leases	7,161	1,787	4,603	713	58
Unconditional Purchase Obligations(1)	9,861	9,542	319	—	—
Other Long-Term Obligations(2)	111,286	14,125	75,657	15,623	5,881
Total Contractual Cash Obligations	$1,265,451	$93,791	$530,189	$106,827	$534,644

(1)          Unpaid program license liability reflected on the March 31, 2005 balance sheet.

(2)          Obligations for programming that has been contracted for, but not recorded on the March 31, 2005 Balance Sheet because the programs were not currently available for airing.

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

The SEC has amended the dates for mandatory initial adoption of Statement No. 123 (R) as of the first interim or annual period of the first fiscal year beginning on or after June 15, 2005.  Accordingly, the Company expects to adopt Statement 123 (R) for the fiscal year beginning January 1, 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123 (R) will have a significant impact on our results from operations, although it will not impact our overall financial position.  The impact of adoption of Statement 123 (R) cannot be predicted at this time because it all depends on the levels of share-based payments granted in the future.  However, had the Company adopted Statement 123 (R) in prior periods the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share.

In September 2004, the Emerging Issue Task Force (“EITF”) issued Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other than Goodwill” (“Topic D-108”). Topic D-108 requires the direct value method, rather than the residual value method, be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. Under the residual value method, the fair value of the intangible asset is determined to be the difference between the enterprise value and the fair value of separately identifiable assets; whereas, under the direct value method all intangible assets are valued separately and directly. Topic D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing shall perform an impairment test using the direct value method on all intangible assets no later than the beginning of fiscal years beginning after December 15, 2004 though early adoption is permissible. Impairments resulting from the application of the direct value method and the related tax effects should be reported as a cumulative effect of a change in accounting principle. The Company adopted the provisions of Topic D-108 during the fourth quarter of 2004 and noted that it did not affect the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with no amounts outstanding as of March 31, 2005, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal as of March 31, 2005 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility and the Senior Notes. The Senior Subordinated Notes have fixed rates of interest ranging from 8¾% to 10% and are ten-year notes maturing in various years commencing 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company’s Senior Notes of approximately $246.9 million outstanding principal as of March 31, 2005 have a fixed rate of interest of 8 1/2% and mature in 2008. The annualized interest expense on the outstanding Senior Notes is approximately $21.0 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company entered into a derivative financial instrument in June 2001. The derivative financial instrument is an interest rate swap agreement that expires in 2011. The Company does not apply hedge accounting to this instrument.

Item 4.  Controls and Procedures.

Our management carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 6.  Exhibits

Exhibits.

Exhibit
Number	Exhibit Description

10	Fourth Amended and Restated Credit Agreement dated as of May 3, 2005
11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date: May 6, 2005	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date: May 6, 2005	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)