Form 10-Q
period 2005-06-30
YOUNG BROADCASTING INC /DE/
filed 2005-08-09
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
June 30, 2005	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

599 Lexington Avenue
New York,  New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code:    (212)  754-7070

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

Number of shares of Common Stock outstanding as of July 31, 2005: 18,175,734 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I     Financial Information

Item 1.   Financial Statements

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,831,317	$106,026,444
Trade accounts receivable, less allowance for doubtful accounts of $1,062,000 in 2004 and $1,037,000 in 2005	40,099,229	39,076,725
Current portion of program license rights	14,892,686	6,233,593
Prepaid expenses	4,034,408	2,048,752
Other current assets	1,000,000	1,000,000
Assets held for sale	1,459,370	—
Total current assets	$155,317,010	154,385,514

Property and equipment, less accumulated depreciation and amortization of $169,309,245 in 2004 and $177,684,379 in 2005	84,703,428	77,296,114
Program license rights, excluding current portion	393,586	204,755
Deposits and other assets	2,601,362	2,751,746
Investments in unconsolidated subsidiaries	3,947,270	4,573,733
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets	70,346,609	68,145,879
Deferred charges, less accumulated amortization	11,029,308	11,073,021
Total Assets	$804,267,395	$794,359,584

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$6,384,045	$6,350,357
Accrued interest	17,575,523	19,708,811
Accrued expenses	17,746,443	16,219,817
Current installments of program license liability	14,375,405	4,297,637
Current installment of long term debt	—	3,000,000
Current installments of obligations under capital leases	625,845	301,107
Liabilities held for sale	7,636,284	—
Total current liabilities	64,343,545	49,877,729
Program license liability, excluding current installments	523,771	212,389
Long-term debt, excluding current installments	739,736,233	784,581,406
Deferred tax liability and other long-term tax liabilities	7,992,485	20,173,916
Other liabilities	4,758,328	7,360,021
Obligations under capital leases, excluding current installments	76,110	38,808
Total liabilities	817,430,472	862,244,269
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,858,567 shares at 2004 and 18,083,903 shares at 2005	17,859	18,084
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,066,133 shares at 2004 and 1,941,414 shares at 2005	2,066	1,941
Additional paid-in capital	381,090,583	382,265,367
Accumulated other comprehensive loss	(2,586,996)	(2,978,085)
Accumulated deficit	(391,686,589)	(447,191,992)
Total stockholders’ deficit	(13,163,077)	(67,884,685)
Total liabilities and stockholders’ deficit	$804,267,395	$794,359,584

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net operating revenue	$56,862,361	$50,865,534	$106,431,830	$96,374,664

Operating expenses, excluding depreciation expense	17,967,356	18,771,384	35,820,732	36,599,517
Amortization of program license rights	4,420,280	5,271,070	9,108,699	10,606,019
Selling, general and administrative expenses, excluding depreciation expense	15,521,799	16,066,573	30,681,750	33,672,794
Depreciation and amortization	6,239,171	6,044,168	12,564,534	12,436,376
Corporate overhead, excluding depreciation expense	3,793,051	3,064,096	9,618,492	7,154,027
Operating income (loss)	8,920,704	1,648,243	8,637,623	(4,094,069)

Interest (expense), net	(15,870,853)	(15,413,495)	(32,856,796)	(31,237,011)
Non-cash change on market valuation of swaps	(2,538,324)	1,164,572	(1,276,640)	(658,507)
Loss on extinguishment of debt	—	(18,625,706)	(5,323,375)	(18,625,706)
Other income (expense), net	(206,881)	(148,443)	(157,572)	(303,377)
	(18,616,058)	(33,023,072)	(39,614,383)	(50,824,601)

Loss from continuing operations before expense for income taxes	(9,695,354)	(31,374,829)	(30,976,760)	(54,918,670)
Income tax expense	—	(4,778,684)	—	(11,793,537)
Loss from continuing operations	(9,695,354)	(36,153,513)	(30,976,760)	(66,712,207)
Income (loss) from discontinued operations, net of tax, including gain on sale of $11.2 million for the six months ended June 30, 2005	130,993	(822)	110,376	11,206,804
Net loss	$(9,564,361)	$(36,154,335)	$(30,866,384)	$(55,505,403)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.49)	$(1.81)	$(1.56)	$(3.34)
Income (loss) from discontinued operations	0.01	(0.00)	0.01	0.56
Net loss per common share	$(0.48)	(1.81)	$(1.55)	(2.78)

Weighted average shares – Basic and dilutive	19,863,843	19,997,889	19,853,917	19,976,706

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Deficit
Balance at December 31, 2004	17,859	2,066	$381,090,583	$(391,686,589)	$(2,586,996)	$(13,163,077)

Contribution of shares into Company’s defined contribution plan	62		582,694			582,756

Conversion of Class B Common Stock to Class A Common Stock	125	(125)

Non-cash stock compensation	26		466,682			466,708

Employee stock purchase plan	12		125,408			125,420

Net loss for the six months ended June 30, 2005				(55,505,403)		(55,505,403)

Unrealized loss on derivative instrument					(391,089)	(391,089)

Balance at June 30, 2005	$18,084	$1,941	$382,265,367	$(447,191,992)	$(2,978,085)	$(67,884,685)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Operating activities
Net loss	$(30,866,384)	$(55,505,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of station, net taxes	—	(11,207,149)
Depreciation and amortization of property and equipment	9,542,927	9,261,278
Provision for uncollectible accounts	418,368	75,692
Amortization of program license rights	9,253,473	10,606,019
Amortization of intangibles and deferred charges	3,369,692	3,175,098
Non-cash compensation	1,416,002	632,160
Restricted stock awards	—	544,020
Non-cash change on market valuation of swap	1,276,640	658,507
Provision for income taxes	—	11,793,537
Loss on extinguishment of debt	1,305,790	388,758
Loss (gain) on sale of fixed assets	11,855	(4,447)
Payments on programming license liabilities	(9,120,776)	(10,803,295)
Decrease in trade accounts receivable	788,405	908,218
Decrease in prepaid expenses	1,476,003	1,985,657
Decrease in trade accounts payable	(937,729)	(1,219,193)
(Decrease) increase in accrued expenses and other liabilities	(1,641,407)	1,008,195
Increase in other assets	(188,155)	(198,718)
Net cash used in operating activities	(13,895,296)	(37,901,066)

Investing activities
Capital expenditures	(7,578,127)	(2,457,621)
Net proceeds from the sale of WTVO-TV	—	5,802,243
Proceeds from the disposal of fixed assets	76,331	45,075
Decrease (increase) in deposits and other assets	1,297	(62,364)
Net cash (used in) provided by investing activities	(7,500,499)	3,327,333

Financing activities
Principal borrowings on long-term debt	—	$300,000,000
Redemption of notes	(223,811,000)	(246,890,000)
Deferred debt financing costs incurred	(596,809)	(5,979,099)
Principal payments under capital lease obligations	(318,945)	(362,041)
Proceeds from exercise of stock options	69,897	—
Net cash (used in) provided by financing activities	(224,656,857)	46,768,860

Net (decrease) increase in cash	(246,052,652)	12,195,127
Cash and cash equivalents at beginning of year	331,150,335	93,831,317
Cash and cash equivalents at June 30	$85,097,683	$106,026,444

Supplemental disclosure of cash flow information
Interest paid	$32,149,944	$30,874,505

See accompanying notes to consolidated financial statements.

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

For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used.  Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method.  Accordingly, the Company’s share of earnings and losses of these companies are included in other income (expense), net in the accompanying consolidated statement of operations of the Company.  The Company recorded its share of losses of approximately $69,000 and earnings of approximately $464,000 for the six months ended June 30, 2004 and 2005, respectively, and its share of losses of approximately $34,000 and earnings of approximately $83,000 for the three months ended June 30, 2004 and 2005, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2004	2005	2004	2005
Net loss-as reported	$(9,564)	$(36,154)	$(30,866)	$(55,505)
Add stock based employee compensation expense included in reported net loss	—	—	830	—
Deduct total stock-based employee compensation expense determined under fair value based method, including employee stock purchase plan	(942)	(627)	(1,871)	(1,485)
Net loss-pro forma	$(10,506)	$(36,781)	$(31,907)	$(56,990)
Net loss per basic common share-as reported	$(0.48)	$(1.81)	$(1.55)	$(2.78)
Net loss per basic common share-pro forma	$(0.53)	$(1.84)	$(1.61)	$(2.85)

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Companies are required to implement SFAS 123R at the beginning of their next fiscal year that begins on or after June 15, 2005.  Accordingly, the Company expects to adopt Statement 123 R for the fiscal year beginning January 1, 2006.

The Company is currently evaluating the impact of SFAS 123(R) on our financial position and results of operations, and does not anticipate that it will have a material impact on our overall financial position.

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

The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2004			As of June 30, 2005
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929

Definite-lived intangible assets:
Network Affiliations	91,164	(28,045)	63,119	91,164	(29,479)	61,685
Other intangible assets	13,989	(6,761)	7,228	13,989	(7,527)	6,462
	$105,153	$(34,806)	$70,347	$105,153	$(37,006)	$68,147

Aggregate amortization expense for the six months ended June 30, 2004 and 2005 was $2.2 million.  Aggregate amortization expense for the three months ended June 30, 2004 and 2005 was $1.1 million.

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

The Company applied Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three months and six months ended June 30, 2004 and 2005.

The Company recorded income from discontinued operations related to WTVO-TV of $110,000 for the six months ended June 30, 2004 as compared to a loss from discontinued operations of $345 for the six months ended June 30, 2005.  For the three months ended June 30, 2004, the Company recorded income from discontinued operations of $131,000 as compared to a loss from discontinued operations of $822 for the three months ended June 30, 2005.  Net revenue of WTVO-TV for the six months ended June 30, 2004 and 2005, was $2.8 million and $1,300, respectively and net revenue for the three months ended June 30, 2004 was $1.5 million. Since this agreement met all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale were classified as “held for sale” on the balance sheet as of December 31, 2004.

The detail of classifications on the balance sheets as “held for sale” is as follows:

December 31, 2004
(dollars in thousands)
Assets:
Broadcast licenses and other intangibles, net	$1,269
Program license rights	190
Assets held for sale	$1,459

Liabilities:
Program license liabilities	$157
Deferred gain on sale of station	7,479
Liabilities held for sale	$7,636

5. Long –Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 5.7%.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.6 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $172,000).

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”) and a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”).  Both the Senior Notes Add-On and the December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $230.6 million to redeem all of the Company’s 9% senior subordinated notes due 2006, plus accrued interest, and all of the Company’s 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap will become effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company will account for this agreement as a cash flow hedge under FASB Statement Number 133, Accounting for Derivative Instruments and Hedging Activities, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three months ended June 30, 2005 a loss of approximately $391,000 was recorded in other comprehensive loss.  This amount will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In consideration of the termination, the Company was required to make a net payment of approximately $702,000, reduced by the Company’s accrued interest income from the last payment date of March 1, 2005 through the termination date of May 5, 2005 (approximately $35,000).  In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000).  The difference between the payment and the fair market value of the partially terminated swap was recorded as an interest expense for the period (approximately $9,000).

Long-term debt at December 31, 2004 and June 30, 2005 consisted of the following:

	12/31/04		6/30/05
	(in thousands)
Senior Credit Facility	$—		$300,000
8½% Senior Notes due 2008	251,865	(1)	—
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	347,871	(2)	347,581	(2)
Total Long Term Debt	$739,736		$787,581
Less:
Scheduled current maturities	—		(3,000)
Long term debt excluding all current installments(3)	$739,736		$784,581

(1)   Includes an unamortized premium balance of $5.0 million as of December 31, 2004.

(2)   Includes unamortized premium balances of $3.6 million and $3.3 million as of December 31, 2004 and June 30, 2005.

(3)   Excludes capital leases.

6. Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the six months ended June 30, 2005 of $11.2 million, net of a provision for state income taxes of $450,000.    At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $238.6 million expiring at various dates through 2024, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three and six months ended June 30, 2005 primarily consists of deferred income taxes of $4.6 million and $11.5 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $6.0 million to increase deferred tax liabilities during the remaining six months of 2005.

7. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute approximately $341,000 to the benefit plan in 2005.  To date approximately $214,000 has been contributed.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Service cost	$95,136	$63,126	$190,272	$167,522
Interest cost	151,466	151,895	302,932	311,338
Expected return of plan assets	(165,241)	(169,076)	(330,483)	(337,867)
Amortization of the unrecognized obligation or transition asset	(5,933)	(5,932)	(11,865)	(11,865)
Recognized (gains) or loss	21,817	28,041	43,634	67,988
Recognized prior service costs	14,044	14,044	28,088	28,088
Net periodic cost	$111,289	$82,098	$225,578	$225,204

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

Overview of our Business — This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2005 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

Results of Operations — This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2005 and 2004.  This analysis is presented on a consolidated basis.  In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources — This section provides an analysis of the Company’s cash flows for the six months ended June 30, 2005 and 2004.  Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 61% of the gross revenue of the Company’s stations during the quarter ended June 30, 2005 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Recent Developments

Execution of Amended Credit Facility and Purchase of Senior Notes. On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 5.7%.   On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278.0 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.6 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $172,000).

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.

The swap will become effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company will account for this agreement using hedge accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three months ended June 30, 2005 a loss of approximately $391,000 was recorded in other comprehensive loss.  This amount will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In consideration of the termination, the Company was required to make a net payment of approximately $702,000, reduced by the Company’s accrued interest income from the last payment date of March 1, 2005 through the termination date of May 5, 2005 (approximately $35,000).  In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000).  The difference between the payment and the fair market value of the partially terminated swap was recorded as an interest expense for the period (approximately $9,000).

Network Affiliation Agreements.  The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV.  The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2014.  Under the renewed CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from CBS and NBC under the expired agreements.

During the first quarter of 2004 the Company received notice from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements.  The agreements with ABC expired on September 30, 2004.  Negotiations with ABC are ongoing.  The Company is operating under extensions of the ABC affiliation agreements that have been extended through August 12, 2005.  While the Company is unable to predict the terms of the renewed ABC affiliation agreements, the Company believes that renewed affiliations will be in place by the end of August 2005, but on terms that provide less network compensation to the stations than was provided under the expired agreements.  In the event, however, of the Company’s inability to maintain its current affiliations for the five ABC affiliated stations, the respective station may no longer be able to carry programming of the ABC network.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.  Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

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

Digital Upgrades.  The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.  As of July 25, 2005, however, the FCC had not granted the final digital construction permit for WTEN-TV (Albany) due to the failure of the FCC and the Canadian government to resolve certain interference issues.   Pending such final approval, the FCC, in August 2004, granted WTEN-TV’s request for special temporary authority, to operate under reduced power pending final approval of the final digital upgrades.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$33,916	51.3	$35,844	60.8	$63,113	51.0	$66,912	59.8
National	22,446	33.9	18,831	32.0	41,143	33.2	36,380	32.5
Network	2,373	3.6	399	0.7	4,717	3.8	738	0.6
Political	4,587	6.9	844	1.4	8,434	6.8	1,228	1.1
Barter	1,733	2.6	1,673	2.8	3,481	2.8	3,417	3.1
Production/Other	1,097	1.7	1,380	2.3	2,973	2.4	3,289	2.9
Total	$66,152	100.0	$58,971	100.0	$123,861	100.0	$111,964	100.0

Commissions	(9,290)	(14.0)	(8,106)	(13.7)	(17,429)	(14.1)	(15,589)	(13.9)

Net Revenue	$56,862	86.0	$50,865	86.3	$106,432	85.9	$96,375	86.1

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth the Company’s operating results for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  The results from continuing operations for the three months ended June 30, 2005 and 2004 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the three months ended June 30, (in thousands, except per share data)
	2004	2005	Change	% Change

Net revenue	$56,862	$50,865	$(5,997)	(10.5)%

Operating expenses, including SG&A	33,489	34,838	1,349	4.0
Amortization of program license rights	4,420	5,271	851	19.3
Depreciation and amortization	6,239	6,044	(195)	(3.1)
Corporate overhead, excluding depreciation expense	3,793	3,064	(729)	(19.2)
Operating income	8,921	1,648	(7,273)	(81.5)

Interest expense, net	(15,871)	(15,414)	457	2.9
Non-cash change in market valuation of swaps	(2,538)	1,165	3,703	145.9
Loss on extinguishment of debt	—	(18,626)	(18,626)	(100.0)
Other income/ (expense)	(207)	(148)	59	28.5
	(18,616)	(33,023)	(14,407)	(77.4)

Loss from continuing operations before income taxes	(9,695)	(31,375)	(21,680)	(223.6)

Income tax expense	—	(4,778)	(4,778)	(100.0)

Loss from continuing operations	(9,695)	(36,153)	(26,458)	(272.9)

(Loss) income from discontinued operations, net of taxes	131	(1)	(132)	(100.8)

Net loss	$(9,564)	$(36,154)	$(26,590)	(278.0)%

Basic loss from continuing operations per common share	$(0.49)	$(1.81)
Loss (income) from discontinued operations, net	0.01	(0.00)
Basic net loss per common share	$(0.48)	$(1.81)
Basic shares used in earnings per share calculation	19,863,843	19,997,889

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 3% of total net revenue.  Net revenue for the three months ended June 30, 2005 was $50.9 million, as compared to $56.9 million, for the three months ended June 30, 2004, a decrease of $6.0 million or 10.5%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the three months ended June 30, 2005 was $844,000, as compared to $4.6 million for the three months ended March 31, 2004, a decrease of $3.7 million.  Political revenue for the second quarter of 2004 was positively impacted by the strongly contested local races in Iowa, California and South Dakota as well as significant spending on the presidential campaign.  The Company anticipates political revenue to continue to decrease significantly in 2005, as there will not be a presidential campaign and the Company anticipates that there will be no significant local races in the markets that it serves.

•                  The Company’s gross local revenues for three months ended June 30, 2005 increased by 5.7% compared to the three months ended June 30, 2004, and gross national revenues for the three months ended June 30, 2005 were down 16.1% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Additionally, nine of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. The decrease in gross national revenues for the three months ended June 30, 2005 was mainly due to decreased spending by various national accounts, including automotive accounts in five of the Company’s stations.

•                  Network compensation for the three months ended June 30, 2005 was $399,000, a decrease of $2.0 million, or 83.2%, compared to $2.4 million for the three months ended June 30, 2004.   The decrease in network compensation is primarily due to the changes in the new network affiliation agreements with CBS and NBC and the pending renewal of network affiliation agreements with ABC (as discussed further in “Liquidity and Capital Resources”) whereby the Company will be receiving significantly less network compensation over the term of the agreements, the amounts of which are recorded on a straight line basis over the life of the new agreements.  Network compensation was further impacted by the inability to finalize new ABC agreements to date.  The Company is currently operating under extensions of the ABC affiliation agreements which are set to expire on August 12, 2005.  The network compensation received by the Company under the ABC affiliation agreements for the second quarter of 2005 was not recognized in the second quarter of 2005 because renewed ABC affiliation agreements had not been finalized by the end of the quarter.

Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2005 were $34.8 million as compared to $33.5 million for the three months ended March 31, 2004, an increase of $1.3 million, or 4.0%.  The major causes of the increases in operating expenses were as follows:

•                  Approximately $550,000 of the increase relates to the Company’s new local sales initiatives, which were not implemented until the fourth quarter of 2004.

•                  Approximately $631,000 of the increase is attributable to increases in media spending at one of the Company’s stations during the three months ended June 30, 2005.

•                  The Company incurred approximately $495,000 in severance costs relating to cost cutting initiatives and anticipated headcount reduction.

•                  Approximately $229,000 of the increase is attributable to the increase in local sales commissions paid to employees due to the increase in local revenues, as noted above.

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $557,000 for the three months ended June 30, 2005, of which approximately $259,000 relates to restricted and deferred stock awards.  The remaining $298,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $274,000 for the three months ended June 30, 2004, relating to the Company’s matching contributions for eligible employees under its defined contribution plan.

•                  Offsetting this increase was a reduction in bad debt expense of approximately $338,000, which is consistent with the reduced net revenues for the three months ended June 30, 2005.

Amortization of program license rights for the three months ended June 30, 2005 was $5.3 million, compared to $4.4 million for the three months ended June 30, 2004, an increase of $851,000, or 19.3%.  The increase for the three months ended June 30, 2005 was primarily due to increased renewal costs of the Dr. Phil broadcast rights at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $6.0 million for the three months ended June 30, 2005 as compared to $6.2 million for the three months ended June 30, 2004, a decrease of approximately $195,000 or 3.1%.  Approximately $100,000 of this decrease is the result of various furniture, fixtures and computer at one of the Company’s stations becoming fully depreciated in June 2005. Additionally, $87,000 of this decrease is due to lower amortization expense on debt issuance costs associated with the May 3, 2005 debt refinancing transaction (see “Liquidity and Capital Resources”).

Corporate Overhead for the three months ended June 30, 2005 was $3.1 million, compared to $3.8 million for the three months ended June 30, 2004, a decrease of $729,000, or 19.2%.  The major components and changes in corporate expenses were as follows:

•                  Travel expenses decreased by approximately $183,000, due to various corporate training and other initiative that took place in the second quarter of 2004, which did not occur for in the three months ended June 30, 2005.

•                  Personnel costs decreased approximately $385,000 for the three months ended June 30, 2005.

•                  Business insurance decreased approximately $73,000 for the quarter, due primarily to renewed policy premiums, which were negotiated at lower rates.

•                  Additionally, the Company incurred less costs associated with the preparation and distribution of its public filings, as evidenced by a decrease of approximately $71,000 in shareholder and annual report administration fees for the second quarter of 2005.

Interest expense for the three months ended June 30, 2005 was $15.4 million, compared to $15.9 million for the same period in 2004, a decrease of $457,000, or 2.9%.  Pursuant to the refinancing transaction completed on May 3, 2005 (see “Liquidity and Capital Resources”) the Company used borrowings under its new $300.0 million senior credit facility to purchase all of its $246,890,000 principal amount of 8½% Senior Notes due 2008.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 5.7%, thus reducing interest expense for fifty eight days of second quarter of 2005.

The Company recorded a $1.2 million non-cash gain and $2.5 million non-cash loss in connection with the change in the market value of interest rate swaps for the three months ended June 30, 2005 and 2004, respectively.  Since the Company receives interest at a fixed rate and pays interest at a floating rate, the Company’s exposure declines or improves when interest rates rise or fall.  During the three months ended June 30, 2005, the interest rates declined, thus leading to improved exposure, and a non-cash gain.

For the three months ended June 30, 2005 the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed on May 3, 2005.   This loss is comprised of the cost of the consent

solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $172,000) (see “Liquidity and Capital Resources”).

The Company recorded an income tax provision of $4.8 million for the three months ended June 30, 2005.  This provision includes a deferred tax liability of $4.6 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes (see “Income Taxes”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded loss from discontinued operations of approximately $822 and income from discontinued operations of $131,000 for the three months ended June 30, 2005 and June 30, 2004, respectively.

As a result of the above-discussed factors, the net loss for the Company was $36.2 million for the three months ended June 30, 2005, compared to a net loss of $9.6 million for the three months ended June 30, 2004, a change of $26.6 million, or 278.0%.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth the Company’s operating results for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  The results from continuing operations for the six months ended June 30, 2005 and 2004 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the six months ended June 30,
	(in thousands, except per share data)%
	2004	2005	Change	Change

Net revenue	$106,432	$96,375	$(10,057)	(9.4)%

Operating expenses, including SG&A	66,502	70,273	3,771	5.7
Amortization of program license rights	9,109	10,606	1,497	16.4
Depreciation and amortization	12,565	12,436	(129)	(1.0)
Corporate overhead, excluding depreciation expense	9,618	7,154	(2,464)	(25.6)
Operating income (loss)	8,638	(4,094)	(12,732)	(147.4)

Interest expense, net	(32,857)	(31,237)	1,620	4.9
Non-cash change in market valuation of swaps	(1,277)	(659)	618	48.4
Loss on extinguishment of debt	(5,323)	(18,626)	(13,303)	(249.9)
Other income/ (expense)	(157)	(303)	(146)	93.0
	(39,614)	(50,825)	(11,211)	28.3

Loss from continuing operations before income taxes	(30,976)	(54,919)	(23,943)	(77.3)

Income tax expense	—	(11,793)	(11,793)	(100.0)

Loss from continuing operations	(30,976)	(66,712)	(35,736)	(115.4)

(Loss) income from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	110	11,207	11,097	10088.2

Net loss	$(30,866)	$(55,505)	$(24,639)	(79.8)%

Basic loss from continuing operations per common share	$(1.56)	$(3.34)
Loss (income) from discontinued operations, net	0.01	0.56
Basic net loss per common share	$(1.55)	$(2.78)
Basic shares used in earnings per share calculation	19,853,917	19,976,706

Net revenue for the six months ended June 30, 2005 was $96.4 million, as compared to $106.4 million, for the six months ended June 30, 2004, a decrease of $10.1 million or 9.4%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the six months ended June 30, 2005 was $1.2 million, as compared to $8.4 million for the six months ended June 31, 2004, a decrease of approximately $7.2 million.  Political revenue for the first half of 2004 was positively impacted by the national democratic primaries, as well as the strongly contested local races in Iowa, California and South Dakota.  The Company anticipates political revenue to continue to decrease significantly in 2005, as there will not be a presidential campaign and the Company anticipates that there will be no significant local races in the markets that is serves.

•                  The Company’s gross local revenues for six months ended June 30, 2005 increased by 6.0% compared to the six months ended June 30, 2004, and gross national revenues for the six months ended June 30, 2005 were down 11.6% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Additionally, nine of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. The decrease in gross national revenues for the six months ended June 30, 2005 was mainly due to decreased spending by various national accounts, including automotive and telecommunications accounts in six of the Company’s stations.

•                  Network compensation for the six months ended June 30, 2005 was $738,000, a decrease of $4.0 million, or 84.3%, compared to $4.7 million for the six months ended June 30, 2004.  The decrease in network compensation is primarily due to the changes in the new network affiliation agreements with CBS and NBC and the pending renewal of network affiliation agreements with ABC (as discussed further in “Liquidity and Capital Resources”) whereby the Company will be receiving significantly less network compensation over the term of the agreements, the amounts of which are recorded on a straight line basis over the life of the new agreements.  Network compensation was further impacted by the inability to finalize new ABC agreements to date.  The Company is currently operating under extensions of the ABC affiliation agreements which are set to expire on August 12, 2005.  The network compensation received by the Company under the ABC affiliation agreements for the second quarter of 2005 were not recognized in the first six months of 2005 because renewed ABC affiliation agreements had not been finalized by the end of the quarter.

Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2005 were $70.3 million as compared to $66.5 million for the six months ended June 20, 2004, an increase of $3.8 million, or 5.7%.  The major causes of the increases in operating expenses were as follows:

•                  Approximately $1.2 million of the increase relates to the Company’s new local sales initiatives, which were not implemented until the fourth quarter of 2004.

•                  During the first half of 2005, the Company recorded a pension benefit obligation approximating $426,000 for a retired general manager at one of the Company’s stations.

•                  During the first half of 2004, one of the Company’s stations realized various operating expense reductions which approximated $422,000.  No such reductions were realized during the first six months of 2005.

•                  The Company incurred approximately $836,000 in severance costs relating to cost cutting initiatives and anticipated headcount reduction.

•                  Approximately $629,000 of the increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations due to the increase in local revenues, as noted above.

•                  Approximately $570,000 of the increase is attributable to increases in media spending at one of the Company’s stations during the six months ended 2005.

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $1.2 million for the six months ended June 30, 2005, of which approximately $544,000 relates to restricted and deferred stock awards.  The remaining $632,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $586,000 for the six months ended June 30, 2004, relating to the Company’s matching contributions for eligible employees under its defined contribution plan.

The following items acted to offset these changes:

•                  Bad debt expense decreased by approximately $327,000, which is consistent with the reduced net revenues for the six months ended June 30, 2005.

•                  Music licensing fees were down approximately $302,000, due to new music contracts (ASCAP, BMI and SESAC) at various stations, which are at lower rates than the previous agreements.

Amortization of program license rights for the six months ended June 30, 2005 was $10.6 million, compared to $9.1 million for the six months ended June 30, 2004, an increase of $1.5 million, or 16.4%.  The increase for the six months ended June 30, 2005 was primarily due to increased renewal costs of the Dr. Phil broadcast rights at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $12.4 million for the six months ended June 30, 2005 as compared to $12.6 million for the six months ended June 30, 2004, a decrease of approximately $129,000 or 1.0%.  This decrease was primarily due to lower amortization expense of debt issuance costs associated with the May 3, 2005 debt refinancing transaction (see “Liquidity and Capital Resources”).

Corporate Overhead for the six months ended June 30, 2005 was $7.2 million as compared to $9.6 million for the six months ended June 30, 2004, a decrease of $2.5 million, or 25.6%.  The major components and changes in corporate expenses were as follows:

•                  Approximately $2.2 million of this decrease relates to the severance package that was provided, during the six months ended June 30, 2004, to the Company’s former president, who retired on March 31, 2004.  Additionally, there was no incremental increase in overhead resulting from the replacement of the former president, since he was replaced by an existing executive of the Company.

•                  Personnel costs decreased by approximately 681,000 for the six months ended June 30, 2005, due in part to decreased headcount, resulting from the death of two of the Company’s officers during 2004.

•                  Travel expenses decreased by approximately $255,000, due to various corporate training and other initiative which took place in 2004, which did not occur for in the six months ended June 30, 2005.

•                  Offsetting this decrease, was approximately $833,000 of additional professional and consulting fees for the six months ended June 30, 2005.  Approximately $246,000 of the increase relates to a tax consulting project.  The remaining increase relates to the Company’s continued review and compliance with corporate governance legislation.

Interest expense for the six months ended June, 2005 was $31.2 million, compared to $32.8 million for the same period in 2004, a decrease of $1.6 million, or 4.9%.  The Company had higher debt levels for the first twenty two days of 2004 associated with the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.  Furthermore, pursuant to the refinancing transaction completed on May 3, 2005 (see

“Liquidity and Capital Resources”) the Company used borrowings under its new $300.0 million senior credit facility to purchase its all of its $246,890,000 principal amount of 8½% Senior Notes due 2008.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 5.7%, thus reducing interest expense for fifty eight days of 2005.  The Company received a payment on its interest rate swaps of $672,000 and $871,000 for the six months ended June 30, 2005 and 2004, respectively, which was recorded as a reduction of interest expense.

The Company recorded a $659,000 non-cash loss and $1.3 million non-cash loss in connection with the change in the market value of interest rate swaps for the six months ended June 30, 2005 and 2004, respectively.  Since the Company receives interest at a fixed rate and pays interest at a floating rate, the Company’s exposure declines or improves when interest rates rise or fall.  The interest rates declined year over year, leading to improved exposure, and therefore a smaller non-cash loss.

For the six months ended June 30, 2005 the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.   This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $172,000) (see “Liquidity and Capital Resources”).  This compares to a loss on extinguishment of debt from the write-off of related unamortized deferred financing costs for the six months ended June 30, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.

The Company recorded an income tax provision of $11.8 million for the six months ended June 30, 2005.  This provision includes a deferred tax liability of $11.5 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes (see “Income Taxes”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded loss from discontinued operations of approximately $345 and income from discontinued operations of $110,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.

As a result of the above-discussed factors, the net loss for the Company was $55.5 million for the six months ended June 30, 2005, compared to a net loss of $30.9 million for the six months ended June 30, 2004, a change of $24.6 million, or 79.8%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2004	2005
Net cash provided by (used in):
Operating activities	$(13,895)	$(37,901)
Investing activities	(7,500)	3,327
Financing activities	(224,657)	46,769
Net decrease in cash and cash equivalents	$(246,053)	$12,195

	December 31, 2004	June 30, 2005
Cash and cash equivalents	$93,831	$106,026
Long-term debt, including current portion	$740,438	$787,921
Available under senior credit agreement	$20,000	$20,000

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

The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV for eight years to expire on September 30, 2012 and with NBC with respect to KWQC-TV for ten years to expire on January 1, 2014.  Under renewed CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from CBS and NBC under the expired agreements.

During the first quarter of 2004 the Company received notice from ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, that the network would not renew the affiliation agreements then in place and that the networks wished to negotiate new agreements.  The agreements with ABC expired on September 30, 2004.  Negotiations with ABC are ongoing.  The Company is operating under extensions of the ABC affiliation agreements that have been extended through August 12, 2005.  While the Company is unable to predict the terms of the renewed ABC affiliation agreements, the Company believes that renewed affiliations will be in place by the end of August 2005, but on terms that provide less network compensation to the stations than was provided under the expired agreements.  In the event, however, of the Company’s inability to maintain its current affiliations for the five ABC affiliated stations, the respective station may no longer be able to carry programming of the ABC network.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.  Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network affiliation agreements.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company’s debt.  It should be noted that commencing on September 30, 2005, the Company will be required to make scheduled principal payments under the term loan portion of the senior credit agreement, on a quarterly basis, equal to 0.25% of its outstanding principal balance.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $37.9 million and $13.9 million, respectively.  The increase is net cash used for operating activities was primarily due to the reduction in both the Company’s net revenue and operating income for the six months ended June 30, 2005 as compared to the same period in 2004.  The following changes in operating activities were noted:

•                  Prepaid expenses decreased by approximately $2.0 million for the six months ended June 30, 2005, of which approximately $1.7 million relates to prepaid corporate expenses.  During the first half of the year, the Company expensed approximately $2.0 million of insurance costs, of which approximately $1.6 million was allocated to each of the ten stations, representing prepaid insurance premiums which were expensed during the first half of 2005.  In addition, during the first half of 2005, the Company expensed costs relating to a tax consulting project.  This decrease was slightly offset by approximately $1.0 million of prepaid insurance premiums for the first half of 2005.

•                  Accounts receivable decreased by approximately $908,000 for the six months ended June 30, 2005.  This decrease is consistent with the reduced revenues as discussed further in Results of Operations section.

•                  Accrued expenses and other liabilities increased approximately $1.0 million for the six months ended June 30, 2005.  This increase is comprised of an increase of approximately $2.1 million, relating to the accrued interest and timing differences on the new $300.0 million term loan.  This increase was offset by a decrease in various accrued expenses, including accrued bonuses and accrued audit fees relating primarily to expenses that were accrued for at December 31, 2004, however, not paid out until 2005.

The following items acted to offset these changes:

•                  Trade accounts payable decreased approximately $1.2 million, due mainly to timing of payments.  It should be noted that the non-cash change in the barter programming liability is eliminated from the change in accounts payable balance for cash flow presentation purposes.  For the six months ended June 30, 2005, the change in barter programming liability, of approximately $1.3 million, related primarily to new barter programming arrangements entered into at one of the Company’s stations.

Investing Activities

Cash provided for investing activities for the six months ended June 30, 2005 was $3.3 million, compared to cash used in investing activities for the six months ended June 30, 2004 of $7.5 million. The following changes in investing activities were noted:

•                  Investing activities in 2005 included $5.8 million of proceeds from the closing on January 4, 2005, of the second step of the sale of WTVO-TV to Mission Broadcasting.

•                  Capital expenditures for the six months ended June 30, 2005 of $2.5 million was significantly lower than capital expenditures of $7.6 million for the six months ended June 30, 2004.  During part of 2004, the Company incurred significant capital expenditures for building digital transmission facilities, as required by the Federal Communications Commission regulations.

•                  Deposits and other assets for the Company increased by approximately $62,000 for the six months ended June 30, 2005 as compared to a decrease of $1,300 for the six months ended June 30, 2004.  Included in the deposits and other assets for the six months ended June 30, 2005, is an increase in investments in unconsolidated subsidiaries of approximately $90,000 during the first half of 2005.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2005 was $46.8 million compared to cash used in financing activities of $224.7 million for the six months ended June 30, 2004.  On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). See below for further details on the Senior Credit Facility.

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”) and a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”).  In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $597,000 of deferred financing costs in 2004 that was to be amortized over the term of the respective notes.  See below for further details on the Senior Notes Add-On and the December 2003 Notes.

The Company made payments under capital lease obligations of $362,000 and $319,000 for the six months ended June 30, 2005 and 2004, respectively.

Debt Instruments, Guarantees and Related Covenants

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 5.7%.   On May 3, 2005, the full $300 million of the term loan was borrowed.  Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246,890,000 outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005.  The balance of the term loan borrowing will be used for working capital.  The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.  At June 30, 2005, $300.0 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation, completed May 3, 2005.   This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $172,000) (see “Liquidity and Capital Resources”).

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”)” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.25% with the Base Rate and 2.25% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $35.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap will become effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company will account for this agreement as a cash flow hedge under FASB Statement Number 133 and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three months ended June 30, 2005 a loss of approximately $391,000 was recorded in other comprehensive loss.  This amount will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In consideration of the termination, the Company was required to make a net payment of approximately $702,000, reduced by the Company’s accrued interest income from the last payment date of March 1, 2005 through the termination date of May 5, 2005 (approximately $35,000).  In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000).  The difference between the payment and the fair market value of the partially terminated swap was recorded as an interest expense for the period (approximately $9,000).

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”) and a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”).  Both the Senior Notes Add-On and the December 2003 Notes were offered to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S. The Senior Notes Add-On was sold at a premium of approximately $6.2 million. On January 22, 2004, the Company used the net proceeds of approximately $230.6 million to redeem all of the Company’s 9% senior subordinated notes due 2006, plus accrued interest, and all of the Company’s 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.

The following is a summary of the Company’s outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period.  Debt amounts outstanding at December 31, 2004 and June 30, 2005 were as follows:

					Annualized
	12/31/04		6/30/05		Interest Payments(1)
Senior Credit Facility	$—		$300,000		$16,863
8½% Senior Notes due 2008	251,865	(2)	—		—
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,871	(3)	347,581	(3)	34,430
Total Debt (excluding capital leases)	$739,736		$787,581		$65,543

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at June 30, 2005, multiplied by the interest rates of the related debt instruments.

(2)          Includes an unamortized premium balance of $5.0 million as of December 31, 2004.

(3)          Includes unamortized premium balances of $3.6 million and $3.3 million as of December 31, 2004 and June 30, 2005, respectively.

The Company’s total debt at June 30, 2005 was approximately $787.9 million, consisting of $300.0 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $3.2 million of bond premiums and $340,000 of capital leases. In addition, at June 30, 2005, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet its working capital needs, scheduled principal and interest payments under the Company’s Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the six months ended June 30, 2005 of $11.2 million, net of a provision for state income taxes of $450,000.  At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $238.6 million expiring at various dates through 2024, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three and six months ended June 30, 2005 primarily consists of deferred income taxes of $4.6 million and $11.5 million, related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $6.0 million to increase deferred tax liabilities during the remaining six months of 2005.

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

The following table summarizes separately the Company’s material obligations and commitments at June 30, 2005, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund its short term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
		(dollars in thousands)
Long-Term Debt (principal only)	$784,299	$3,000	$9,000	$6,000	$766,299
Cash Interest Payments (1)	310,439	46,780	140,340	81,975	41,344
Capital Lease Obligations	340	301	39	—	—
Operating Leases	7,235	1,867	4,605	706	57
Unconditional Purchase Obligations(2)	4,510	4,298	212
Other Long-Term Obligations(3)	119,676	21,610	79,446	13,227	5,393
Total Contractual Cash Obligations	$1,226,499	$77,856	$233,642	$101,908	$813,093

(1)        Only includes interest on fixed rate debt.  The $300 million Senior Credit Facility, which matures on November 3, 2010 bears interest at various floating rates based on LIBOR.  The various June 30, 2005 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments.  Based on this weighted average rate, total interest over the term of the facility approximates $119.9 million.

(2)        Unpaid program license liability reflected on the June 30, 2005 balance sheet.

(3)        Obligations for programming that has been contracted for, but not recorded on the June 30, 2005 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation.  Statement 123R supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  Pro forma disclosure is no longer an alternative.

Companies are required to implement SFAS 123R at the beginning of their next fiscal year that begins on or after June 15, 2005.  Accordingly, the Company expects to adopt Statement 123R for the fiscal year beginning January 1, 2006.

Statement No. 123 R permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on requirements of Statement 123 for all rewards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123R will have a significant impact on the Company’s results from operations, although it will not impact the Company’s overall financial position.  The impact of adoption of Statement 123R cannot be predicted at this time because it all depends on the levels of share-based payments granted in the future.  However, had the Company adopted Statement 123R in prior periods the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with $300.0 million outstanding as of June 30, 2005, bears interest at floating rates based on LIBOR. Accordingly, we are exposed to potential losses related to changes in interest rates.  We have entered into an interest rate derivative agreement to reduce the impact of changing interest rates on our floating debt rate.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of June 30, 2005 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2011.  The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments.  The Company has entered into two derivative financial instruments.  In 2001, the Company entered into an interest rate swap for a notional amount of $63.2 million, which expires in 2011.  This swap was partially terminated on May 5, 2005.  The Company does not apply hedge accounting to this instrument.  Additionally, on May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million.  The swap will be effective on May 8, 2006 and expires on May 8, 2008.  The Company will account for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).

Item 4. Controls and Procedures.

Our management carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 3, 2005, the Company held its 2005 annual meeting of stockholders to (i) elect eight directors of the Company to serve for a term of one year and (ii) ratify the selection of Ernst & Young as the Company’s independent auditors for the year ending December 31, 2005.

The following individuals were elected to serve as directors until the next annual meeting:

	Votes For	Votes Withheld
Vincent J. Young	28,685,631	4,979,605
Deborah A. McDermott	28,648,351	5,016,885
James A. Morgan	28,603,831	5,061,405
Alfred J. Hickey, Jr.	29,639,646	4,025,590
Leif Lomo	31,863,050	1,802,186
Richard Lowe	28,761,725	4,903,511
David C. Lee	29,580,827	4,084,409
Reid Murray	29,577,226	4,088,010

Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2005. The result of the vote was as follows: 33,311,098 votes were for the selection, 323,868 votes were against the selection and 30,270 votes abstained.

Item 6.  Exhibits

Exhibit Number	Exhibit Description

11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	August 8, 2005	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer

Date:	August 8, 2005	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)