Form 10-Q
period 2005-09-30
YOUNG BROADCASTING INC /DE/
filed 2005-11-09
CIK 929144

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
September 30, 2005	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

599 Lexington Avenue
New York,  New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code:    (212)  754-7070

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

Number of shares of Common Stock outstanding as of October 24, 2005: 18,763,797 shares of Class A Common Stock and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Table of Contents

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2005

Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2005

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II

	Item 1.	Legal Proceedings

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,831,317	$82,156,351
Trade accounts receivable, less allowance for doubtful accounts of $1,062,000 in 2004 and $1,098,000 in 2005	40,099,229	37,647,064
Current portion of program license rights	14,892,686	28,477,759
Prepaid expenses	4,034,408	2,362,802
Other current assets	1,000,000	1,997,989
Assets held for sale	1,459,370	—
Total current assets	$155,317,010	$152,641,965

Property and equipment, less accumulated depreciation and amortization of $169,309,245 in 2004 and $181,012,040 in 2005	84,703,428	76,132,108
Program license rights, excluding current portion	393,586	8,254,678
Deposits and other assets	2,601,362	2,856,558
Investments in unconsolidated subsidiaries	3,947,270	4,634,018
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets, less accumulated amortization	70,346,609	66,548,484
Deferred charges, less accumulated amortization	11,029,308	10,852,107
Total Assets	$804,267,395	$797,848,740

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$6,384,045	$10,660,136
Accrued interest	17,575,523	8,192,827
Accrued expenses	17,746,443	16,762,411
Current installments of program license liability	14,375,405	23,084,994
Current installment of long term debt	—	3,000,000
Current installments of obligations under capital leases	625,845	72,217
Liabilities held for sale	7,636,284	—
Total current liabilities	64,343,545	61,772,585
Program license liability, excluding current installments	523,771	10,007,507
Long-term debt, excluding current installments	739,736,233	783,686,594
Deferred tax liability and other long-term tax liabilities	7,992,485	23,663,024
Other liabilities	4,758,328	6,043,241
Obligations under capital leases, excluding current installments	76,110	29,700
Total liabilities	817,430,472	885,202,651
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,858,567 shares at 2004 and 18,676,741 shares at 2005	17,859	18,677
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,066,133 shares at 2004 and 1,941,414 shares at 2005	2,066	1,941
Additional paid-in capital	381,090,583	383,255,225
Accumulated other comprehensive loss	(2,586,996)	(2,272,246)
Accumulated deficit	(391,686,589)	(468,357,508)
Total stockholders’ deficit	(13,163,077)	(87,353,911)
Total liabilities and stockholders’ deficit	$804,267,395	$797,848,740

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net operating revenue	$54,063,835	$47,480,775	$161,084,271	$143,855,438

Operating expenses, excluding depreciation expense	19,262,616	17,967,932	55,083,348	54,567,448
Amortization of program license rights	4,765,045	6,290,784	13,873,744	16,896,803
Selling, general and administrative expenses, excluding depreciation and amortization expense	15,764,732	16,936,067	47,035,088	50,608,861
Depreciation and amortization	6,941,951	4,806,872	19,506,485	17,243,248
Corporate overhead, excluding depreciation expense	4,294,547	2,728,574	13,913,039	9,882,600
Operating income (loss)	3,034,944	(1,249,454)	11,672,567	(5,343,522)

Interest expense, net	(15,960,137)	(15,445,738)	(48,816,932)	(46,682,749)
Non-cash change on market valuation of swaps	1,215,173	(881,986)	(61,467)	(1,540,493)
Loss on extinguishment of debt	—	—	(5,323,375)	(18,625,706)
Other expense, net	(407,860)	(148,233)	(565,433)	(448,688)
	(15,152,824)	(16,475,957)	(54,767,207)	(67,297,636)

Loss from continuing operations before provision for income tax	(12,117,880)	(17,725,411)	(43,094,640)	(72,641,158)
Income tax expense	—	(3,440,108)	—	(15,233,645)
Loss from continuing operations	(12,117,880)	(21,165,519)	(43,094,640)	(87,874,803)
(Loss) income from discontinued operations, net of taxes	(13,851)	—	96,525	11,203,884
Net loss	$(12,131,731)	$(21,165,519)	$(42,998,115)	$(76,670,919)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.61)	$(1.03)	$(2.16)	$(4.33)
(Loss) income from discontinued operations	—	—	—	0.55
Net loss per common share	$(0.61)	$(1.03)	$(2.16)	$(3.78)

Weighted average shares – Basic and dilutive	19,998,186	20,606,089	19,924,151	20,263,163

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Equity
Balance at December 31, 2004	17,859	2,066	$381,090,583	$(391,686,589)	$(2,586,996)		$(13,163,077)

Contribution of shares into Company’s defined contribution plan	134		880,651				880,785

Conversion of Class B Common Stock to Class A Common Stock	125	(125)

Restricted stock issued	527		1,080,378				1,080,905

Employee stock purchase plan	32		203,613				203,645

Net loss for the nine months ended September 30, 2005				(76,670,919)		(76,670,919)	(76,670,919)

Unrealized gain on derivative instrument					314,750	314,750	314,750
Total comprehensive loss							(76,356,169)

Balance at September 30, 2005	$18,677	$1,941	$383,255,225	$(468,357,508)	(2,272,246)		$(87,353,911)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net loss	$(42,998,115)	$(76,670,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale of station, net of taxes	—	(11,204,230)
Depreciation and amortization of property and equipment	14,335,997	12,631,487
Provision for uncollectible accounts	636,389	224,734
Amortization of program license rights	14,087,027	16,896,803
Amortization of intangibles and deferred charges	5,690,212	4,611,761
Non-cash compensation	1,709,520	935,987
Restricted Stock Awarded	616,135	1,158,217
Non-cash change on market valuation of swap	61,467	1,540,493
Provision for income taxes	—	15,233,645
Loss on extinguishment of debt	1,305,790	388,757
Non-cash curtailment charge	—	542,223
Loss (gain) on sale of fixed assets	13,055	(12,254)
Payments on programming license liabilities	(13,987,954)	(16,730,569)
Changes in assets and liabilities
Decrease in trade accounts receivable	3,297,190	2,188,836
(Increase) decrease in prepaid expenses	(19,796)	1,671,606
(Decrease) increase in trade accounts payable	(385,241)	1,093,689
Decrease in accrued expenses and other liabilities	(6,610,937)	(11,675,992)
Increase in other assets	(165,202)	(1,182,916)
Net cash used in operating activities	(22,414,463)	(58,358,642)

Investing activities
Capital expenditures	(10,248,446)	(4,634,983)
Net proceeds from the sale of WTVO-TV	—	5,802,243
Proceeds from the disposal of fixed assets	79,951	54,877
Decrease (increase) in deposits and other assets	208,904	(153,486)
Net cash (used in) provided by investing activities	(9,959,591)	1,068,651

Financing activities
Principal borrowings on long-term debt	—	300,000,000
Principal payment on Credit Facility	—	(750,000)
Redemption of senior subordinated notes	(223,811,000)	—
Repurchase of senior notes	—	(246,890,000)
Deferred debt financing costs incurred	(640,291)	(6,144,937)
Principal payments under capital lease obligations	(486,665)	(600,038)
Proceeds from exercise of stock options	69,897	—
Net cash (used in) provided by financing activities	(224,868,059)	45,615,025

Net decrease in cash	(257,242,113)	(11,674,966)
Cash and cash equivalents at beginning of year	331,150,335	93,831,317
Cash and cash equivalents at September 30	$73,908,222	$82,156,351

Supplemental disclosure of cash flow information
Interest paid	$55,428,979	$58,449,707
Income tax payments	$—	$—

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of nine network affiliated stations (five with ABC, three with CBS, and one with NBC) and one independent commercial television broadcasting station. The markets served are located in Lansing, Michigan; Green Bay Wisconsin; Lafayette, Louisiana; Nashville and Knoxville, Tennessee; Albany, New York; Richmond, Virginia; Davenport, Iowa; Sioux Falls, South Dakota; and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

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

For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used.  Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method.  Accordingly, the Company’s share of earnings and losses of these companies are included in other income (expense), net in the accompanying consolidated statements of operations of the Company.  The Company recorded its share of losses of approximately $103,000 and its share of earnings of approximately $506,000 for the nine months ended September 30, 2004 and 2005, respectively, and its share of losses of approximately $34,000 and its share of earnings of approximately $42,000 for the three months ended September 30, 2004 and 2005, respectively.

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

2.   Stock-Based Compensation

Restricted Stock

In June 2005 and May 2004, the Company awarded 432,600 and 102,954 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million and $1.7 million, respectively.  The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant.  During the vesting period, the participants have voting rights and the right to receive all dividends paid with respect to such shares.  Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

The fair value of the restricted shares on the date of the grant is amortized ratably over the vesting period and charged to the income statement as non-cash compensation expense included in the selling, general and administrative expenses.  For the three and nine months ended September 30, 2005, the Company recorded non-cash compensation expense for the restricted stock of approximately $296,000 and 545,000, respectively.

Deferred Stock

In June 2005 and May 2004, the Company awarded 443,500 and 109,100 deferred stock units, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million and $1.8 million, respectively.  The June 2005 award of deferred stock units is subject to and conditioned upon there being available for grant under the 2004 Equity Incentive Plan a number of additional shares of common stock equal to the aggregate number of deferred stock units awarded.  Deferred stock awards are a right to receive shares at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and upon vesting the recipients will be credited with units equivalent to shares.  During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment.  Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

The fair value of the deferred stock awards on the date of the grant is amortized ratably over the vesting period and charged to the income statement as non-cash compensation expense included in the selling, general and administrative expenses.  For the three and nine months ended September 30, 2005, the Company recorded non-cash compensation expense for the deferred stock of approximately $318,000 and 613,000, respectively.

Stock Options

The Company follows the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2004	2005	2004	2005
Net loss-as reported	$(12,132)	$(21,166)	$(42,998)	$(76,671)
Add stock based employee compensation expense included in reported net loss	489	614	1,319	1,158
Deduct total stock-based employee compensation expense determined under fair value based method, including employee stock purchase plan	(1,434)	(1,264)	(3,306)	(3,293)
Net loss-pro forma	$(13,077)	$(21,816)	$(44,985)	$(78,806)
Net loss per basic common share-as reported	$(0.61)	$(1.03)	$(2.16)	$(3.78)
Net loss per basic common share-pro forma	$(0.65)	$(1.06)	$(2.26)	$(3.89)

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Companies are required to implement SFAS 123R at the beginning of their next fiscal year that begins on or after June 15, 2005.  Accordingly, the Company will adopt SFAS 123R for the fiscal year beginning January 1, 2006.

The adoption of SFAS 123R will have a significant impact on the Company’s results from operations, although it will not impact the Company’s overall financial position.  The impact of adoption of SFAS 123R cannot be predicted at this time because it all depends on the levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123R as described in the disclosure of pro forma net income and earnings per share.

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

The following table sets forth the additional disclosures related to intangible assets required under FASB Statement 142 Goodwill and Other Intangible (“SFAS 142”):

	As of December 31, 2004			As of September 30, 2005
	(dollars in thousands)
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929

Definite-lived intangible assets:
Network Affiliations	91,164	(28,045)	63,119	91,164	(30,196)	60,968
Other intangible assets	13,989	(6,761)	7,228	13,447	(7,865)	5,582
	$105,153	$(34,806)	$70,347	$104,611	$(38,061)	$66,550

Aggregate amortization expense for the nine months ended September 30, 2004 and 2005 was $4.0 million and $3.3 million, respectively.  Aggregate amortization expense for the three months ended September 30, 2004 and 2005 was $1.8 million and $1.1 million, respectively.

It is the Company’s policy to account for Network Affiliations and other definite-lived intangible assets at the lower of amortized cost or estimated fair value. As part of an ongoing review of the valuation and amortization of other intangible assets of the Company and its subsidiaries, management assesses the carrying value of Network Affiliations and other definite-lived intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that Network Affiliations and other definite-lived intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangible assets would be reduced to estimated fair value.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  To assist the Company in evaluating its intangible assets, the Company utilized the service of an independent valuation consulting firm.  FCC licenses are valued using a “Greenfield” income approach.  Under this approach, the FCC license is valued by analyzing the estimated after-tax discounted future cash flows of the station.  The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets.  An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach.  The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value FCC licenses.

If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.  The Company will perform its annual impairment test in the fourth quarter of 2005 and determine if the fair value of its indefinite-lived assets are in excess of their carrying value.

4.  Sale of Station

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of WTVO assets to occur in two steps. On November 1, 2004, the Company completed the first closing of the sale.  At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement, with respect to the sale of advertising to the station.  The completion of the second step of this transaction was subject to Federal Communications Commissions review and approval.  During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $14.7 million, net of applicable taxes, was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The gain allocation was determined based on the relative fair value of the assets sold at each closing date.

The Company applied Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three months and nine months ended September 30, 2004 and 2005.

The Company recorded income from discontinued operations related to WTVO-TV of $97,000 for the nine months ended September 30, 2004 as compared to a loss from discontinued operations of $346 for the nine months ended September 30, 2005.  For the three months ended September 30, 2004, the Company recorded income from discontinued operations of $14,000.  Net revenue of WTVO-TV for the nine months ended September 30, 2004, was $4.2 million and net revenue for the three months ended September 30, 2004 was $1.4 million. Since this agreement met all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale were classified as “held for sale” on the balance sheet as of December 31, 2004.

The detail of classifications on the balance sheets as “held for sale” is as follows:

December 31, 2004
(dollars in thousands)
Assets:
Broadcast licenses and other intangibles, net	$1,269
Program license rights	190
Assets held for sale	$1,459

Liabilities:
Program license liabilities	$157
Deferred gain on sale of station	7,479
Liabilities held for sale	$7,636

5. Long -Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 6.3%.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.6 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.5 million), plus various other administrative expenses (approximately $200,000).

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility.  The swap will become effective on May 8, 2006 and expires on May 8, 2008.  The Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement Number 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three and nine months ended September 30, 2005 a gain of approximately $706,000 and $315,000, respectively, was recorded in other comprehensive income (loss).  This amount will be reclassified commencing in May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In consideration of the termination, the Company was required to make a net payment of approximately $702,000, reduced by the Company’s accrued interest income from the last payment date of March 1, 2005 through the termination date of May 5, 2005 (approximately $35,000).  In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000).  The difference between the payment and the fair market value of the partially terminated swap was recorded as interest expense for the period (approximately $9,000).

During the fourth quarter of 2005 Deutsche Bank indicated that they intend to exercise their right to unwind the remaining $42.1 million notional amount interest rate swap.  The Company is currently evaluating its options.  Deutsche Bank has informed the Company that if they exercise their right to unwind this swap the Company would be required to pay approximately $2.3 million.  This unwind would be recorded as a reduction of the fair market value of the remaining swap as of the termination date.  Any difference between the payment and the fair market value of the terminated swap will be recorded as interest expense.

Long-term debt at December 31, 2004 and September 30, 2005 consisted of the following:

	12/31/04		9/30/05
	(in thousands)
Senior Credit Facility	$—		$299,250
8½% Senior Notes due 2008	251,865	(1)	—
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	347,871	(2)	347,437	(2)
Total Long Term Debt	$739,736		$786,687
Less:
Scheduled current maturities	—		(3,000)
Long term debt excluding all current installments(3)	$739,736		$783,687

(1) Includes an unamortized premium balance of $5.0 million as of December 31, 2004.

(2) Includes unamortized premium balances of $3.6 million and $3.1 million as of December 31, 2004 and September 30, 2005.

(3) Excludes capital leases.

The Company’s Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Senior Subordinated Notes are guaranteed, fully and unconditionally, and are guaranteed jointly and severally, on a senior subordinated unsecured basis by all of the Company’s wholly owned subsidiaries.  The Company has no independent assets or operations, other than the equity in its subsidiaries.

6. Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the nine months ended September 30, 2005 of $11.2 million, net of a provision for state income taxes of $450,000.    At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $242.7 million expiring at various dates through 2024, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (“SFAS 142”) the Company no longer amortizes the book basis in the indefinite-lived intangibles (broadcast license), but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three and nine months ended September 30, 2005 primarily consists of deferred income taxes of $3.3 million and $14.8 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $2.7 million to increase deferred tax liabilities during the remaining three months of 2005.

7. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

In accordance with the Agreement to Amend and Extend between Young Broadcasting San Francisco, Inc and IBEW Local 45,  dated August 8, 2005, the Company amended the KRON/IBEW Local 45 Pension Plan to freeze benefit accruals effective October 15, 2005.  All accrued benefits under the defined benefit plan at the date of the freeze will be preserved.  However, commencing on October 15, 2005, there will be no additional benefit accruals.  All employees who have earned seven full years of vested service as of October 14, 2005, will be 100% vested in the pension benefits earned.  If an employee has not yet earned seven full years of vested service, they will be partially vested and during their employment with the Company will continue to earn credit for years of service vested.

As a result the Company recorded a curtailment charge of approximately $542,000 for the nine months ended September 30, 2005, in accordance with FASB Statement Number 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits, in connection with the Pension Plan freeze.   This charge represents the unamortized prior service costs.

The Company expects to contribute approximately $341,000 to the benefit plan in 2005.  For the nine months ended September 30, 2005 approximately $260,000 has been contributed.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Service cost	$95,136	$38,020	$285,408	$205,542
Interest cost	151,466	153,769	454,397	465,107
Expected return of plan assets	(165,241)	(168,934)	(495,724)	(506,801)
Amortization of the unrecognized obligation or transition asset	(5,933)	(5,933)	(17,798)	(17,798)
Recognized (gains) or loss	21,817	27,942	65,450	95,930
Recognized prior service costs	14,044	5,267	42,132	33,355
Curtailment Loss	—	542,223	—	$542,223
Net periodic cost	$111,289	$592,354	$333,865	$817,558

8. Commitments and Contingencies

Network Affiliation Agreements

In September 2005, the Company renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV. The renewed ABC affiliations expire on December 31, 2009.  The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV. The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015.  Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements.  For the year ended December 31, 2005, the Company anticipates network compensation will be approximately 22% of historical annual network compensation.

Contract Claims Settlement

During the third quarter of 2005 the Company received certain amounts in connection with the settlement of contract claims that it had brought against a third party. Approximately $420,000 of the settlement amount received was recorded as a reduction of previously expensed legal fees. Also, during the third quarter, in connection with the settlement, the Company recognized approximately $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 to the quarter ended June 30, 2005.

9. Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share.   The outstanding stock options and restricted and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

For the three and nine months ended September 30, 2005, common stock equivalents, consisting of 110,000 and 53,791 shares, of common stock underlying outstanding deferred stock, have been excluded in the computation as they are anti-dilutive on the loss per share. For the three and nine months ended September 30, 2004, common share equivalents, consisting of 21,820 and 11,945 shares, of deferred stock, have been excluded in the computation as they are anti-dilutive on the loss per share. Shares underlying outstanding stock options have been excluded from common stock equivalents and from all per share calculations, because all previously granted stock options are currently “out of the money.”

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

Overview of our Business – This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2005 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

Results of Operations – This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004.  This analysis is presented on a consolidated basis.  In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources – This section provides an analysis of the Company’s cash flows for the nine months ended September 30, 2005 and 2004.  Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 58% of the gross revenue of the Company’s stations during the quarter ended September 30, 2005 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Recent Developments

Network Affiliation Agreements.  In September 2005, the Company renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV.  The renewed ABC affiliations expire on December 31, 2009.   The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV.  The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015.  Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements.  For the year ended December 31, 2005, the Company anticipates network compensation will be approximately 22% of historical annual network compensation.

Contract Claims Settlement.  During the third quarter of 2005 the Company received certain amounts in connection with the settlement of contract claims that it had brought against a third party. Approximately $420,000 of the settlement amount received was recorded as a reduction of previously expensed legal fees.  Also, during the third quarter, in connection with the settlement, the Company recognized approximately $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 to the quarter ended June 30, 2005.

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

Digital Upgrades.  The Company has completed the upgrade of its television stations to enable them to broadcast with digital technology.  During the third quarter of 2005 the FCC granted a construction permit to WTEN-TV.  WTEN-TV is currently operating under a special temporary authority, which allows the station to operate under reduced power pending final approval of the final digital upgrades.  Once the upgrade at WTEN-TV is completed, the special temporary authority will convert to a license.

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations, excluding WTVO-TV for the periods indicated, and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	30,709	49.3	32,221	58.4	93,822	50.4	99,133	59.3
National	18,506	29.7	17,500	31.7	59,650	32.1	53,880	32.2
Network	2,162	3.5	1,342	2.5	6,878	3.7	2,080	1.3
Political	7,654	12.3	1,263	2.3	16,088	8.6	2,491	1.5
Barter	2,148	3.4	227	0.4	5,629	3.0	3,644	2.2
Production/Other	1,158	1.8	2,592	4.7	4,131	2.2	5,880	3.5
Total	62,337	100.0	55,145	100.0	186,198	100.0	167,108	100.0

Commissions	(8,273)	(13.3)	(7,664)	(13.9)	(25,114)	(13.5)	(23,253)	(13.9)

Net Revenue	$54,064	86.7	$47,481	86.1	$161,084	86.5	$143,855	86.1

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September  30, 2004

The following table sets forth the Company’s operating results for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  The results from continuing operations for the three months ended September 30, 2005 and 2004 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the three months ended September 30,
	(in thousands, except per share data)%
	2004	2005	Change	Change

Net revenue	$54,064	$47,481	$(6,583)	(12.2%)

Operating expenses, including SG&A	35,028	34,904	(124)	(0.4)
Amortization of program license rights	4,765	6,291	1,526	32.0
Depreciation and amortization	6,942	4,807	(2,135)	30.8
Corporate overhead, excluding depreciation expense	4,294	2,728	(1,566)	(36.5)
Operating income	3,035	(1,249)	(4,284)	(141.2)

Interest expense, net	(15,960)	(15,446)	514	3.2
Non-cash change in market valuation of swaps	1,215	(882)	(2,097)	(172.6)
Other income/ (expense)	(408)	(148)	260	63.7
	(15,153)	(16,476)	(1,323)	(8.7)

Loss from continuing operations before income taxes	(12,118)	(17,725)	(5,607)	46.3

Income tax expense	—	(3,440)	(3,440)	100.0

Loss from continuing operations	(12,118)	(21,165)	(9,047)	74.7

(Loss) income from discontinued operations, net of taxes	(14)	—	14	100.0

Net loss	$(12,132)	$(21,165)	$(9,033)	(74.5%)

Basic loss from continuing operations per common share	$(0.61)	$(1.03)
Loss (income) from discontinued operations, net	—	—
Basic net loss per common share	$(0.61)	$(1.03)
Basic shares used in earnings per share calculation	19,998,186	20,606,089

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 5% of total net revenue.

Net revenue for the three months ended September 30, 2005 was $47.5 million, as compared to $54.1 million for the three months ended September 30, 2004, a decrease of $6.6 million or 12.2%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the three months ended September 30, 2005 was $1.3 million as compared to $7.7 million for the three months ended September 30, 2004, a decrease of $6.4 million.  Political revenue for the third quarter of 2004 was positively impacted by the strongly contested local races in Iowa, California and South Dakota, as well as significant spending on the presidential campaign.  The Company anticipates political revenue to continue to decrease significantly for the remainder of 2005, as there will not be a presidential campaign and the Company anticipates that there will be no significant local races in the markets that it serves.

•                  The Company’s gross local revenues for three months ended September 30, 2005 increased by 4.9% compared to the three months ended September 30, 2004, and gross national revenues for the three months ended September 30, 2005 were down 5.4% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Eight of the ten stations increased local revenues from various accounts, including restaurants, hospitals, furniture, automotive and healthcare. Additionally, two of the ten stations increased local revenue as a result of pre-season football games. The decrease in gross national revenues for the three months ended September 30, 2005 was mainly due to decreased spending by various national accounts, including automotive accounts at three of the Company’s stations.

•                  Network compensation for the three months ended September 30, 2005 was $1.3 million, a decrease of approximately $820,000, or 37.9%, compared to $2.2 million for the three months ended September 30, 2004.   The decrease in network compensation is primarily due to the changes in the new network affiliation agreements with ABC, CBS and NBC (as discussed further in “Liquidity and Capital Resources”) whereby the Company is receiving significantly less network compensation over the term of the new agreements.  The amounts of network compensation are recorded on a straight line basis over the life of the new agreements.  The Company renewed the ABC affiliations at the end of September 2005, and the renewals were retroactive to October 1, 2004.  As a result, for the three months ended September 30, 2005, the Company recognized approximately $1.1 million of revenue relating to the period October 1, 2004 through September 30, 2005.  All amounts received prior to the finalization of the ABC agreement had been recorded as deferred revenue.    For the year ended December 31, 2005, the Company anticipates network compensation will be approximately 22% of historical annual network compensation.

•                  Barter revenue decreased approximately $1.9 million for the three months ended September 30, 2005 due primarily to a revaluation of barter programming at one of the Company’s stations.

•                  Included in Production/Other revenue for the three months ended September 30, 2005 is $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 through the quarter ended June 30, 2005.  This revenue was recognized in connection with the contract claims settlement discussed under “Recent Developments”.

Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 2005 were $34.9 million as compared to $35.0 million for the three months ended September 30, 2004.  The major components of, and changes to, operating expenses were as follows:

•                  For the three months ended September 30, 2005 the Company recorded a non-cash curtailment charge of approximately $542,000 as a result of the pension plan freeze effective October 15, 2005 (discussed further in Note 7 to the Financial Statements).

•                  The Company incurred approximately $74,000 of increased expenses associated with the Company’s new local sales initiatives

•                  During the third quarter of 2005, the Company incurred approximately $461,000 in severance costs relating to cost cutting initiatives and anticipated headcount reduction.

•                  The Company incurred approximately $349,000 of additional promotional expenses for a kickoff promotional of Sex and the City at one of the Company’s stations.

•                  Local sales commissions increased approximately $142,000 for the quarter, as a result of the above mentioned increase in local sales.

•                  Utilities expense increased by approximately $133,000 throughout the Company, mainly due to stations broadcasting using their digital spectrum and increased utilities.

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $918,000 for the three months ended September 30, 2005, of which approximately $614,000 relates to restricted and deferred stock awards.  The remaining $304,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $783,000 for the three months ended September 30, 2004, of which approximately $489,000 related to restricted and deferred stock awards and the remaining $294,000 related to the Company’s matching contributions for eligible employees under its defined contribution plan.

•                  Offsetting these increases to operating expense was a decrease in barter expense of approximately $1.8 million, due primarily to a revaluation of barter programming at one of the Company’s stations.

Amortization of program license rights for the three months ended September 30, 2005 was $6.3 million, compared to $4.8 million for the three months ended September 30, 2004, an increase of $1.5 million, or 32%.  The increase for the three months ended September 30, 2005 was due to the combination of increased renewal costs of programming as well as the addition of Sex and the City at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $4.8 million for the three months ended September 30, 2005 as compared to $6.9 million for the three months ended September 30, 2004, a decrease of approximately $2.1 million or 30.8%.  Approximately $1.2 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated in June 2005. In addition, another $750,000 relates to certain intangible assets becoming fully amortized by the end of the second quarter of 2005.  Lastly, approximately $108,000 of this decrease is due to lower amortization expense on debt issuance costs associated with the May 3, 2005 debt refinancing transaction (see “Liquidity and Capital Resources”).

Corporate Overhead for the three months ended September 30, 2005 was $2.7 million, compared to $4.3 million for the three months ended September 30, 2004, a decrease of $1.6 million, or 36.5%.  The major components and changes in corporate expenses were as follows:

•                  Professional and consulting fees decreased approximately $873,000.  During the third quarter of 2004, the Company incurred approximately $227,000 of professional fees relating to special tax services, with no such similar fees during the third quarter of 2005.  Furthermore, during the quarter, the Company received certain amounts in connection with the contract claims settlement discussed under “Recent Developments.”  Approximately $420,000 of the settlement amount received was recorded as a reduction of previously expensed legal fees.

•                  Personnel costs decreased approximately $374,000 for the three months ended September 30, 2005, due in part to decreased headcount, resulting from the death of two of the Company’s officers during 2004.

•                  Travel expenses decreased by approximately $191,000, due to various corporate training and other initiatives that took place in the third quarter of 2004, which did not occur in the three months ended September 30, 2005.

•                  Additionally, business insurance decreased approximately $114,000 for the quarter, due primarily to renewed policy premiums, which were negotiated at lower rates.

Interest expense for the three months ended September 30, 2005 was $15.4 million, compared to $16.0 million for the same period in 2004, a decrease of $514,000, or 3.2%.  Pursuant to the refinancing transaction completed on May 3, 2005 the Company used borrowings under its new $300.0 million senior credit facility to purchase all of its $246,890,000 principal amount of 8½% Senior Notes due 2008.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.5% to 6.3%, thus reducing interest expense for the third quarter of 2005.  The Company received a payment on its interest rate swaps of $147,000 and $860,000 for the three months ended September 30, 2005 and 2004, respectively, which was recorded as a reduction of interest expense.

The Company recorded an $882,000 non-cash loss and $1.2 million non-cash gain in connection with the change in the market value of interest rate swaps for the three months ended September 30, 2005 and 2004, respectively.  Since the Company receives interest at a fixed rate and pays interest at a floating rate, the Company’s exposure declines or improves when interest rates rise or fall.  During the three months ended September 30, 2005, the interest rates rose, thus reducing leading to a non-cash loss.

The Company recorded an income tax provision of $3.4 million for the three months ended September 30, 2005.  This provision relates primarily to the deferred tax liability for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes (see “Income Taxes”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded loss from discontinued operations of approximately $14,000 for the three months ended September 30, 2004.

As a result of the above-discussed factors, the net loss for the Company was $21.2 million for the three months ended September 30, 2005, compared to a net loss of $12.1 million for the three months ended September 30, 2004, a change of $9.0 million, or 74.5%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September  30, 2004

The following table sets forth the Company’s operating results for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.  The results from continuing operations for the nine months ended September 30, 2005 and 2004 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the nine months ended September 30,
	(in thousands, except per share data)%
	2004	2005	Change	Change

Net revenue	$161,084	$143,855	$(17,229)	(10.7)%

Operating expenses, including SG&A	102,119	105,176	3,057	3.0
Amortization of program license rights	13,874	16,897	3,023	21.8
Depreciation and amortization	19,506	17,243	(2,263)	(11.6)
Corporate overhead, excluding depreciation expense	13,913	9,882	(4,031)	29.0
Operating income (loss)	11,672	(5,343)	(17,015)	145.8

Interest expense, net	(48,817)	(46,683)	2,134	4.4
Non-cash change in market valuation of swaps	(62)	(1,540)	(1,478)	(2383.9)
Loss on extinguishment of debt	(5,323)	(18,626)	(13,303)	(249.9)
Other income/ (expense)	(565)	(449)	116	20.5
	(54,767)	(67,298)	(12,531)	(22.9)

Loss from continuing operations before income taxes	(43,095)	(72,641)	(29,546)	(68.6)

Income tax expense	—	(15,234)	(15,234)	(100.0)

Loss from continuing operations	(43,095)	(87,875)	(44,780)	(103.9)

(Loss) income from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	97	11,204	11,107	11450.5

Net loss	$(42,998)	$(76,671)	$(33,673)	(78.3)%

Basic loss from continuing operations per common share	$(2.16)	$(4.33)
Loss (income) from discontinued operations, net	—	0.55
Basic net loss per common share	$(2.16)	$(3.78)
Basic shares used in earnings per share calculation	19,924,151	20,263,163

Net revenue for the nine months ended September 30, 2005 was $143.9 million, as compared to $161.1 million for the nine months ended September 30, 2004, a decrease of $17.2 million or 10.7%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the nine months ended September 30, 2005 was $2.5 million, as compared to $16.1 million for the nine months ended September 30, 2004, a decrease of approximately $13.6 million.  Political revenue for the nine months of 2004 was positively impacted by the national democratic primaries, as well as the strongly contested local races in Iowa, California and South Dakota.  The Company anticipates political revenue to continue to decrease significantly over the remainder of 2005, as there will not be a presidential campaign and the Company anticipates that there will be no significant local races in the markets that it serves.

•                  The Company’s gross local revenues for nine months ended September 30, 2005 increased by 5.7% compared to the nine months ended September 30, 2004, and gross national revenues for the nine months ended September 30, 2005 were down 9.7% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Furthermore, eight of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. Additionally, two of the ten stations increased local revenue as a result of pre-season football games.  The decrease in gross national revenues for the nine months ended September 30, 2005 was mainly due to decreased spending by various national accounts, including automotive and telecommunications accounts at six of the Company’s stations.

•                  Network compensation for the nine months ended September 30, 2005 was $2.1 million, a decrease of $4.8 million, or 69.8%, compared to $6.9 million for the nine months ended September 30, 2004.  The decrease in network compensation is primarily due to the changes in the new network affiliation agreements with ABC, CBS and NBC whereby the Company is receiving significantly less network compensation over the term of the new agreements. The amounts of network compensation are recorded on a straight line basis over the life of the new agreements.  The Company renewed the ABC affiliations at the end of September 2005, and the renewals were retroactive to October 1, 2004.  As a result, during the nine months ended September 30, 2005, the Company recognized approximately $1.1 million of revenue relating to the period October 1, 2004 through September 30, 2005.  All amounts received prior to the finalization of the ABC agreement had been recorded as deferred revenue.  For the year ended December 31, 2005, the Company anticipates network compensation will be approximately 22% of historical annual network compensation.

•                  Barter revenue decreased approximately $2.0 million for the nine months ended September 30, 2005 due primarily to a change in value of barter programming at one of the Company’s stations.

•                  Included in Production/Other revenue for the nine months ended September 30, 2005 is $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 through the quarter ended June 30, 2005.  This revenue was recognized in connection with the contract claims settlement discussed under “Recent Developments.”

Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2005 were $105.2 million as compared to $102.1 million for the nine months ended September 30, 2004, an increase of $3.1 million, or 3.0%.  The major components of, and changes to operating expenses were as follows:

•                  Approximately $636,000 of the increase relates to increased expenses associated with the Company’s new local sales initiatives.

•                  During the first nine months of 2005, the Company recorded an additional pension benefit obligation approximating $426,000 for a retired general manager at one of the Company’s stations.  Additionally, the Company recorded a non-cash curtailment charge of approximately $542,000 as a result of the pension plan freeze effective October 15, 2005 (discussed further in Note 7 to the Financial Statements).

•                  During the first nine months of 2004, one of the Company’s stations realized various operating expense reductions which approximated $422,000.  No such reductions were realized during the first nine months of 2005.

•                  The Company incurred approximately $1.1 million in severance costs relating to cost cutting initiatives and anticipated headcount reduction.

•                  Approximately $772,000 of the increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations due to the increase in local revenues, as noted above.

•                  Approximately $592,000 of the increase is attributable to increases in media spending at one of the Company’s stations during the nine months ended 2005.

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $2.1 million for the nine months ended September 30, 2005, of which approximately $1.2 million relates to restricted and deferred stock awards.  The remaining $936,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $1.4 million for the six months ended September 30, 2004, of which approximately $489,000 related to restricted and deferred stock awards and the remaining $879,000 related to the Company’s matching contributions for eligible employees under its defined contribution plan.

The following items acted to offset these changes:

•                  Bad debt expense decreased by approximately $388,000, which is consistent with the reduced net revenues for the nine months ended September 30, 2005.

•                  Music licensing fees were down approximately $452,000, due to new music contracts (ASCAP, BMI and SESAC) at various stations, which are at lower rates than the previous agreements.

Amortization of program license rights for the nine months ended September 30, 2005 was $16.9 million, compared to $13.9 million for the nine months ended September 30, 2004, an increase of approximately $3.0 million, or 21.8%.  The increase for the nine months ended September 30, 2005 was due to the combination of increased renewal costs of programming as well as the addition of Sex and the City at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $17.2 million for the nine months ended September 30, 2005 as compared to $19.5 million for the nine months ended September 30, 2004, a decrease of approximately $2.3 million, or 11.6%.  This decrease is due to the following:

•                  Approximately $1.2 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated in June 2005.

•                  Approximately $679,000 relates to certain intangible assets becoming fully amortized by the end of the second quarter of 2005.  Several of the Company’s stations had capital leases which became fully amortized in 2005, leading to an additional decrease of approximately $390,000.

•                  Lastly, approximately $242,000 of this decrease is due to lower amortization expense on debt issuance costs associated with the May 3, 2005 debt refinancing transaction.

Corporate Overhead for the nine months ended September 30, 2005 was $9.9 million as compared to $13.9 million for the nine months ended September 30, 2004, a decrease of approximately $4.0 million, or 29.0%.  The major components and changes in corporate expenses were as follows:

•                  Approximately $2.2 million of this decrease relates to the severance package that was provided, during the nine months ended September 30, 2004, to the Company’s former president, who retired on March 31, 2004.  Additionally, there was no incremental increase in overhead resulting from the replacement of the former president, since he was replaced by an existing executive of the Company.

•                  Personnel costs decreased by approximately $1.1 million for the nine months ended September 30, 2005, due in part to decreased headcount, resulting from the death of two of the Company’s officers during 2004.

•                  Travel expenses decreased by approximately $446,000, due to various corporate training and other initiative which took place in 2004, which did not occur for in the nine months ended September 30, 2005.

•      The Company received certain amounts in connection with the contract claims settlement discussed under “Recent Developments.”  Approximately $420,000 of this settlement was recorded as a reduction of previously expensed legal fees.

•                  Additionally, business insurance decreased approximately $162,000 for the nine months ended September 30, 2005, due primarily to renewed policy premiums, which were negotiated at lower rates.

Interest expense for the nine months ended September 30, 2005 was $46.7 million, compared to $48.8 million for the same period in 2004, a decrease of $2.1 million, or 4.4%.  The Company had higher debt levels for the first twenty two days of 2004 associated with the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.  Furthermore, pursuant to the refinancing transaction completed on May 3, 2005, the Company used borrowings under its new $300.0 million senior credit facility to purchase all of its $246,890,000 principal amount of 8½% Senior Notes due 2008.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 6.3% thus reducing interest expense for 150 days of 2005.  The Company received a payment on its interest rate swaps of $819,000 and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively, which was recorded as a reduction of interest expense.

The Company recorded a $1.5 million non-cash loss and $62,000 million non-cash loss in connection with the change in the market value of interest rate swaps for the nine months ended September 30, 2005 and 2004, respectively.  Since the Company receives interest at a fixed rate and pays interest at a floating rate, the Company’s exposure declines or improves when interest rates rise or fall.  The interest rates rose year over year, leading to declined exposure, and therefore a larger non-cash loss.

For the nine months ended September 30, 2005 the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.   This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.5 million), plus various other administrative expenses (approximately $200,000).  This compares to a loss on extinguishment of debt from the write-off of related unamortized deferred financing costs for the nine months ended September 30, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.

The Company recorded an income tax provision of $15.2 million for the nine months ended September 30, 2005.  This provision includes a deferred tax liability of $14.8 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes (see “Income Taxes”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded loss from discontinued operations of approximately $11.2 million and income from discontinued operations of $97,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

As a result of the above-discussed factors, the net loss for the Company was $76.7 million for the nine months ended September 30, 2005, compared to a net loss of $43.0 million for the nine months ended September 30, 2004, a change of $33.7 million, or 78.3%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (dollars in thousands).

	Nine Months Ended September 30,
	2004	2005
Net cash provided by (used in):
Operating activities	$(22,414)	$(58,359)
Investing activities	(9,960)	1,069
Financing activities	(224,868)	45,615
Net decrease in cash and cash equivalents	$(257,242)	$(11,675)

	December 31,	September 30,
	2004	2005
Cash and cash equivalents	$93,831	$82,156
Long-term debt, including current portion	$740,438	$786,789
Available under senior credit agreement	$20,000	$20,000

The Company’s cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming.  Any significant decline in the advertising market or performance of the television programming could adversely impact the Company’s cash flow from operations.

The performance of KRON-TV has a significant impact on the Company’s operating results.  Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The Company's operating results have been adversely affected by a slower than expected recovery in the San Francisco market.

In September 2005, the Company renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV.  The renewed ABC affiliations expire on December 31, 2009.   The Company has renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV.  The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015.  Under the renewed ABC, CBS and NBC affiliations, the Company is receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements.  For the year ended December 31, 2005, the Company anticipates network compensation will be approximately 22% of historical annual network compensation.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company’s debt.  It should be noted that commencing on September 30, 2005, the Company was required to make scheduled principal payments under the term loan portion of the senior credit agreement, on a quarterly basis, equal to 0.25% of its outstanding principal balance.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $58.4 million and $22.4 million, respectively.  The increase in net cash used for operating activities was primarily due to the reduction in both the Company’s net revenue and operating income for the nine months ended September 30, 2005 as compared to the same period in 2004.  The following changes in operating activities were noted:

•                  The Company made approximately $16.7 million of payments on its programming liabilities for the nine months ended September 30, 2005.

•                  In connection with the cash tender offer and consent solicitation completed May 3, 2005, the Company made consent payments, a tender consideration premium and other fees totaling approximately $18.1 million.

•                  Accrued expenses and other liabilities decreased approximately $11.7 million for the nine months ended September 30, 2005.  This decrease is primarily due to an interest payment made in September 2005 on the Company’s 10% Senior Subordinated Notes. Additionally, the Company made bonus payments in the first quarter of 2005, totaling approximately $3.8 million, which were accrued for at December 31, 2004, and paid in the first quarter of 2005.  This decrease was partially offset by approximately $1.7 million of bonus accruals made during the first nine months of 2005.

•                  Other assets increased approximately $1.2 million, of which approximately $1.0 million of the increase relates to a cash investment in U.S. Treasury Bonds with a maturity that extends greater than three months.

The following items acted to offset these changes:

•                  Prepaid expenses decreased approximately $1.7 million for the nine months ended September 30, 2005, of which approximately $1.4 million relates to prepaid corporate expenses.  During the first nine months of the year, the Company expensed approximately $2.9 million of insurance costs, of which approximately $2.4 million was allocated to each of the ten stations, representing prepaid insurance premiums which were expensed during the first nine months of 2005.  This decrease was offset by approximately $2.3 million of prepaid insurance premiums for the first nine months of 2005.

•                  Accounts receivable decreased by approximately $2.2 million for the nine months ended September 30, 2005.  This decrease is consistent with the reduced revenues as discussed further in Results of Operations section.

•                  Trade accounts payable increased by approximately $1.1 million due primarily to various expenditures relating to large projects at one of the Company’s stations.  These projects primarily relate to a news production system and Video Journalist camera packages.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2005 was $1.1 million, compared to cash (used in) investing activities for the nine months ended September 30, 2004 of $(10.0) million. The following changes in investing activities were noted:

•                  Investing activities in 2005 included $5.8 million of proceeds from the closing on January 4, 2005, of the second step of the sale of WTVO-TV to Mission Broadcasting.

•                  Capital expenditures for the nine months ended September 30, 2005 of $4.6 million was significantly lower than capital expenditures of $10.2 million for the nine months ended September 30, 2004.  During part of 2004, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations.

•                  Deposits and other assets for the Company increased by approximately $153,000 for the nine months ended September 30, 2005 as compared to a decrease of $209,000 for the nine months ended September 30, 2004.  Included in the deposits and other assets for the nine months ended September 30, 2005, is an increase in investments in unconsolidated subsidiaries of approximately $150,000 during the first nine months of 2005.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2005 was approximately $45.6 million as compared to cash used in financing activities of approximately $(224.9) million for the nine months ended September 30, 2004.  On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). See below for further details on the Senior Credit Facility.

The Company made a principal repayment of $750,000 on its Senior Credit Facility on September 30, 2005.

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”) and a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”).  In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $640,000 of deferred financing costs in 2004 that was to be amortized over the term of the respective notes.  On May 3, 2005, in connection with the cash tender offer and consent solicitation commenced April 11, 2005, the Company repurchased all of its outstanding 8 ½% Senior Notes due 2008, including the Senior Notes Add-On.

The Company made payments under capital lease obligations of $600,000 and $487,000 for the nine months ended September 30, 2005 and 2004, respectively.

Debt Instruments, Guarantees and Related Covenants

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears various floating interest rates, based upon LIBOR, ranging from 5.4% to 6.3%.   On May 3, 2005, the full $300 million of the term loan was borrowed.  Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246,890,000 outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005.  The balance of the term loan borrowing will be used for working capital.  The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.  At September 30, 2005, approximately $299.3 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.   This loss is comprised of the cost of the consent solicitation (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.5 million), plus various other administrative expenses (approximately $200,000).

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

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap will become effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement Number 133 and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three months ended September 30, 2005 a gain of approximately $706,000 was recorded in other comprehensive income (loss).  This amount will be reclassified commencing May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

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

During the fourth quarter of 2005 Deutsche Bank indicated that they intend to exercise their right to unwind the remaining notional amount $42.1 million interest rate swap.  The Company is currently evaluating its options.  Deutsche Bank has informed the Company that if they exercise their right to unwind this swap, the Company would be required to pay approximately $2.3 million.  This unwind would be recorded as a reduction of the fair market value of the remaining swap as of the termination date.  Any difference between the payment and the fair market value of the terminated swap will be recorded as interest expense.

The following is a summary of the Company’s outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period.  Debt amounts outstanding at December 31, 2004 and September 30, 2005 were as follows:

					Annualized
	12/31/04		9/30/05		Interest Payments(1)
Senior Credit Facility	$—		$299,250		$17,203
8½% Senior Notes due 2008	251,865	(2)	—		—
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,871	(3)	347,437	(3)	34,430
Total Debt (excluding capital leases)	$739,736		$786,687		$63,883

(1) The annualized interest payments are calculated based on the outstanding principal amounts at September 30, 2005, multiplied by the interest rates of the related debt instruments.  The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $750,000.

(2)   Includes an unamortized premium balance of $5.0 million as of December 31, 2004.

(3)   Includes unamortized premium balances of $3.6 million and $3.1 million as of December 31, 2004 and September 30, 2005, respectively.

The Company’s total debt at September 30, 2005 was approximately $786.8 million, consisting of approximately $299.3 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $3.1 million of bond premiums and $102,000 of capital leases. In addition, at September 30, 2005, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

At September 30, 2005 the Company was in compliance with all applicable covenants contained in the Senior Credit Facility and the indentures governing the Senior Subordinated Notes.

The Company’s Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Senior Subordinated Notes are guaranteed, fully and unconditionally, and are guaranteed jointly and severally, on a senior subordinated unsecured basis by all of the Company’s wholly owned subsidiaries.  The Company has no independent assets or operations, other than the equity in its subsidiaries.

It is anticipated that the Company will be able to meet its working capital needs, scheduled principal and interest payments under the Company’s Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flows from operations and funds available under the Senior Credit Facility.

Income Taxes

The Company recorded a gain from the sale of WTVO-TV for the nine months ended September 30, 2005 of $11.2 million, net of a provision for state income taxes of $450,000.    At December 31, 2004, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $242.7 million expiring at various dates through 2024, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (“SFAS 142”) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three and nine months ended September 30, 2005 primarily consists of deferred income taxes of $3.3 million and $14.8 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $2.7 million to increase deferred tax liabilities during the remaining three months of 2005.

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

The following table summarizes separately the Company’s material obligations and commitments at September 30, 2005, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund its short term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 4 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$783,549	$3,000	$6,000	$6,000	$768,549
Cash Interest Payments (1)	$298,735	$46,780	$93,560	$93,518	$64,877
Capital Lease Obligations	$102	72	30
Operating Leases (net of sublease rental income)	$6,051	$1,621	$2,810	$1,301	$319
Unconditional Purchase Obligations(2)	$33,093	$23,085	$6,839	$3,169
Other Long-Term Obligations(3)	$88,144	$3,453	$48,056	$34,336	$2,299
Total Contractual Cash Obligations	$1,209,674	$78,011	$157,295	$138,324	$836,044

(1) Only includes interest on fixed rate debt.  The $300 million Senior Credit Facility, which matures on November 3, 2010 bears interest at various floating rates based on LIBOR.  The various September 30, 2005 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments.  Based on this weighted average rate, total interest over the term of the facility approximates $118.3 million.

(2) Unpaid program license liability reflected on the September 30, 2005 balance sheet.

(3) Obligations for programming that has been contracted for, but not recorded on the September 30, 2005 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation.  SFAS 123R supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values.  Pro forma disclosure is no longer an alternative.

Companies are required to implement SFAS 123R at the beginning of their next fiscal year that begins on or after June 15, 2005.  Accordingly, the Company expects to adopt SFAS 123R for the fiscal year beginning January 1, 2006.

SFAS No. 123 R permits public companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123 R using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS 123R will have a significant impact on the Company’s results from operations, although it will not impact the Company’s overall financial position.  The impact of adoption of SFAS 123R cannot be predicted at this time because it all depends on the levels of share-based payments granted in the future.  However, had the Company adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with approximately $299.3 million outstanding as of September 30, 2005, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates.  The Company has entered into an interest rate derivative agreement to reduce the impact of changing interest rates on its floating debt rate.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of September 30, 2005 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the

Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014.  The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments.  The Company has entered into two derivative financial instruments.  In 2001, the Company entered into an interest rate swap for a notional amount of $63.2 million, which expires in 2011.  This swap was partially terminated on May 5, 2005.  The Company does not apply hedge accounting to this instrument.  Additionally, on May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million.  The swap will be effective on May 8, 2006 and expires on May 8, 2008.  The Company accounts for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).

Item 4. Controls and Procedures.

Our management carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 5.  Other Information.

In accordance with the outside director compensation policy adopted by the Board of Directors in October 2003, each of the non-employee directors of the Company is entitled to receive an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units.  In addition, under this compensation policy, the Chairman of the Audit Committee and the Chairman of the Compensation Committee are each entitled to receive an additional annual retainer of $10,000 and $5,000, respectively, paid one half in cash and one half in deferred stock units.

Accordingly, on October 3, 2005, for their service on the Company’s Board of Directors during the twelve months beginning October 1, 2005, each of the five non-employee directors of the Company (Alfred J. Hickey, David C. Lee, Leif Lomo, Richard Lowe and Reid Murray) was paid $30,000 in cash and was granted an award of 8,264.46 deferred stock units.  Such number of deferred stock units was determined by dividing $30,000 by $3.63 (the closing selling price per share of the Company’s Class A common stock on the Nasdaq National Market on October 3, 2005). In addition, on October 3, 2005, Mr. Lomo (as Chairman of the Audit Committee) and Mr. Lee (as Chairman of the Compensation Committee) were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 1,377.41 and 688.71 deferred stock units, respectively.

The deferred stock units represent the right to receive a like number of shares of the Company’s common stock on the 180th day following the date the director ceases to serve as a board member (or, if such 180th day is not a business day, the first business day immediately succeeding such 180th day), to the extent the units have vested as of such date.  The deferred stock units will vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

Item 6.  Exhibits

Exhibit
Number	Exhibit Description

10.1	Affiliation Agreement, dated as of March 16, 2005, between Young Broadcasting Inc. and The NBC TV Network, relating to KWQC*
10.2	Affiliation Agreement, dated as of September 26, 2005, between Young Broadcasting Inc. and The ABC TV Network, relating to WKRN, WTEN, WRIC, WATE and WBAY*
11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

* Portions have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	November 9, 2005	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer

Date:	November 9, 2005	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)