Form 10-K
period 2005-12-31
YOUNG BROADCASTING INC /DE/
filed 2006-03-13
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission file number: 0-25042
YOUNG BROADCASTING INC. (Exact name of registrant as specified in its charter)
Delaware	13-3339681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 754-7070

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30,  2005 was approximately $83,105,066

Number of shares of Common Stock outstanding as of February 28, 2006: 19,028,829 shares of Class A Common Stock and 1,941,414 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Portions of Registrant’s Proxy Statement relating to the	Part III
2006 Annual Meeting of Stockholders

YOUNG BROADCASTING INC.
FORM 10-K
Table of Contents

i

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, VOLATILITY IN PROGRAMMING COSTS AND THE OTHER RISKS AND UNCERTAINTIES DISCUSSED UNDER ITEM 1A., “RISK FACTORS” AND ELSEWHERE IN THIS ANNUAL REPORT.

PART I

Item 1                           Business.

All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2005, as prepared by A.C. Nielsen Company (“Nielsen”). Nielsen data provided herein refers solely to the United States television markets. As used herein, the “Company” means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the “Subsidiaries”).

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

The Company is a Delaware corporation that was founded in 1986 by Vincent Young and his father, Adam Young. Vincent Young, the Company’s Chairman, has over 25 years of experience in the television broadcast industry. Until his death on November 15, 2004, Adam Young served as the Treasurer and as a director of the Company.

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

Recent Developments

Joint Operations Agreement.   In January 2006, the Company entered into a three year shared sales and services arrangement between its Lansing, Michigan station (WLNS-TV) and Spartan TV, L.L.C.’s WHTV-TV (a UPN affiliate licensed to Jackson/Lansing, Michigan). The arrangement covers all advertising sales, traffic and engineering functions including operation of master control for WHTV-TV.

Exchange Offer—Outstanding Stock Options.   On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options for new restricted shares that vest over a period of three years. The number of restricted shares offered to each option holder was based upon certain exchange ratios. At the expiration of the exchange offer on December 30, 2005, the Company cancelled options to purchase a total of 945,776 shares of common stock and issued an aggregate of 158,992 restricted shares of class A common stock under the Company’s 2004 Equity Incentive Plan. As a result of this exchange, the Company will record approximately $219,000 as non-cash compensation expense over the three year vesting period.

Exchange Agreements.   On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers (Vincent Young, Chairman and CEO, Deborah McDermott, President, and James Morgan, Executive Vice President and CFO). Pursuant to these exchange agreements, options to purchase 1,535,250, 212,000, and 451,125 shares of common stock of the Company, representing all of the outstanding and unexercised options held by Mr. Young, Ms. McDermott and Mr. Morgan, respectively, were cancelled and, in exchange for such cancelled options, Mr. Young, Ms. McDermott and Mr. Morgan were awarded 221,483, 31,942 and 65,366 deferred stock units, respectively, under the Company’s 2004 Equity Incentive Plan. Each deferred stock unit represents the right to receive a share of the Company’s Class B common stock shortly following the date of termination of the holder’s employment with the Company, to the extent the units have vested as of such date. The deferred stock units will vest in equal installments on the first, second and third anniversaries of the date of award. As a result of the exchange the Company will record approximately $420,000 as non-cash compensation expense over the three year vesting period.

Network Affiliation Agreements.   In September 2005, the Company renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV. The renewed ABC affiliations expire on December 31, 2009.  In September 2004, the Company renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV. In March 2005, the Company renewed its affiliation with NBC with respect to KWQC-TV. The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements. Network compensation from ABC, CBS and NBC is recognized on a straight line basis over the term of the contract.  For the year ended December 31, 2005, the Company’s network compensation was approximately 21% of historical average annual network compensation.

Execution of Amended Credit Facility and Purchase of Senior Notes.   On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008. The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility. The credit facility bears various floating interest rates, based upon LIBOR, ranging from 6.6% to 6.8%, at December 31, 2005. On May 3, 2005, the full amount of the term loan was borrowed. Approximately $278.0 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses. The balance of the term loan borrowing will be used for working capital. The term loan will mature in 2012 and the revolving facility will mature in 2010. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.6 million. This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility. The swap expires on May 8, 2008. The Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company will account for this agreement using hedge accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the year ended December 31, 2005 a gain of approximately $578,000 was recorded in other comprehensive loss. This amount will be reclassified commencing May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Operating Strategy

The Company’s operating strategy focuses on increasing the revenue of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

Targeted Marketing.   The Company seeks to increase its revenue by expanding existing relationships with local and national advertisers, as well as attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers’ overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced shows in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company’s success in increasing local advertising revenue is dependent upon, in part, the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of system performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the Company’s other stations.

The steady increase in media outlets over the past 20 years has given local television stations across the country reason to reevaluate how to generate consistent revenue growth. Increased competition from cable networks, internet portals, syndication and a multitude of other advertising vehicles has given advertisers, advertising agencies and buying services a tremendous number of options as to how to spend their advertising dollars.

The Company’s stations utilize a variety of marketing techniques to increase advertising revenue, including the following:

•       Expanding the Account Base.   Large regional advertisers are vulnerable to spreading their advertising budgets to too many outlets, making advertising buys from these large accounts less reliable and more inconsistent than in past years. Non-returning business from large advertisers can make revenue growth very difficult. The Company continually expands its base of accounts, thereby making each account less of a factor in the overall revenue picture. The loss of any single account has less of an impact on the station’s ability to grow revenue.

•       Economic Buyer Relationships.   An economic buyer represents an actual owner or controlling manager of a company and is directly impacted by the success or the failure of an ad campaign. The Company has plans in place to develop professional relationships with all economic buyers rather than depending solely on the relationship with the ad agency buyer.

•       Result vs. Efficiency Focus.   An economic buyer want results from ad campaigns, whereas agencies and media buyers focus on the efficiency of their buys, including the cost per point and post-buy analysis, which has nothing to do with the how well the campaign actually did. Television advertising remains the most effective advertising vehicle available to economic buyers.

•       Inventory Control and Yield Management.   The Company’s stations monitor average unit rates and percent sell-out levels daily. A great emphasis is placed on selling all day parts and maximizing both client and station value.

•       Targeted Incentives.   All of the Company’s stations have Targeted Incentive plans that compensate sales management and Account Executives for reaching desired revenue growth, the development of new advertisers and development of new categories of advertising.

•       Focused Selling Events.   Over the past several years, the Company has developed a series of focused selling events that has developed a data base of targets, a finite selling time, specific revenue goals and increased incentives for the advertiser, sales managers and account executives.

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

Video Journalist (VJ) System.   In 2005 the Company undertook a groundbreaking effort at two of its stations and converted its news gathering crews from traditional news crews to single person VJ crews. A traditional news crew requires three people to shoot, write and edit one story. Under the VJ system one person is able to shoot, write and edit each story, resulting in a more efficient use of resources and more content. This will significantly reduce repetition and allow some reporters extra time in getting additional information on important stories.

Some of the long term benefits of converting to the VJ System are the following:

•       Traditionally, on a typical day shift a station could produce five reporter packages per day, which are repeated as many as six times during a 24 hour period. The implementation of the VJ System can produce as many as 15 unique reporter packages a day, significantly reducing the amount of repetition, and allowing more time to investigate important issues.

•       The cost of equipping a VJ is significantly less than equipping a three-person field crew. The total cost of equipping a VJ approximates $15,000, which includes all equipment, camera, lights, tripods, sound equipment and editing. Each VJ has his or her own camera and editing software. The edit software is either loaded onto the reporter’s computer in the newsroom or onto a lap-top computer for use in the field. Traditionally, reporter/photographer crews must share “edit rooms”.

•       The cameras are high definition and are much smaller than traditional gear, making it easier for a VJ to operate solo and allow them greater access to video and sound in the field.

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

The Company is regularly presented with opportunities to acquire television stations, which it evaluates on the basis of its acquisition strategy. The Company does not presently have any agreements to acquire any television stations. While the Company plans to pursue favorable acquisition opportunities as they become available, its ability to incur debt to finance acquisitions is currently restricted by the terms of its senior credit facility and its indentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is an independent station. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by a particular network. KRON is the only independent VHF television station operating in the San Francisco market that has significant ratings. The following table sets forth general information based on Nielsen data as of November 2005 for each of the Company’s stations:

							Station
						Commercial	Rank
	Market	Television			Network	Stations	In	In-Market	Year
	Rank(1)	Households(2)	Channel		Affiliation	in DMA(3)	Market(4)	Share(5)	Acquired
KRON (San Francisco, CA)	6	2,355,740	4		IND	12	5	8	2000
WKRN (Nashville, TN)	30	927,000	2		ABC	6	3	20	1989
WTEN (Albany, NY)	55	552,250	10	(6)	ABC	7	3	23	1989
WATE (Knoxville, TN)	58	516,180	6		ABC	7	3	24	1994
WRIC (Richmond, VA)	60	510,770	8		ABC	5	3	24	1994
WBAY (Green Bay, WI)	69	432,810	2		ABC	6	2	28	1994
KWQC (Quad Cities)	95	308,380	6		NBC	6	1	44	1996
WLNS (Lansing, MI)	110	256,790	6		CBS	5	1	34	1986
KELO (Sioux Falls, SD)	114	249,200	11	(7)	CBS (8)	5	1	56	1996
KLFY (Lafayette, LA)	124	220,030	10		CBS	5	1	55	1988

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

(4)           Station’s rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2005.

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

(8)           The Company also operates a separate UPN network station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring January 6, 2009.

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

The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Nielsen Media Research and SRDS Lifestyle Market Analyst 2005 the San Francisco Bay Area has a total population of approximately 5.2 million with approximately 2.4 million television households. According to the United States Census Bureau, of the 280 defined metropolitan areas, the San Francisco Bay Area has the highest median household income in the nation with $64,024. If California were an independent nation, its economy would rank as the 7th largest in the world, according to the California Department of Finance.

San Francisco is home to more than 60,000 businesses, where large organizations such as The Gap, Wells Fargo, the Charles Schwab Corporation, Visa, Levi Strauss, Lucasfilms and SBC Pacific Bell maintain their headquarters.

KRON maintains strong relationships with most of the major television studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Sex & The City, and Dr. Phil under favorable terms through the 2008-2009 season.

Following the expiration of the NBC affiliation agreement, KRON has become a hyper-local television station, with the primary objective of providing Bay Area viewers with local programming and events. KRON features more than 48 hours of news per week, anchored by KRON 4 News at 9:00 P.M., winner of the Emmy Award for the Bay Area’s best newscast. During 2005, KRON transitioned to a new method of news gathering with “video journalists” or VJ’s that shoot, write, edit and produce their own stories for broadcast. This allows KRON 4 News to be in more places, providing more news coverage.

In addition to news, KRON also produces more local programs than any station in the market. These include programs such as Bay Area Backroads, Henry’s Garden, Bay Café and an ongoing series of award winning documentaries, specials and parades. KRON has begun producing many of these in high definition.

In July 2005, the station made the decision to convert News to a Video Journalist (VJ) format. The VJ format combines the jobs of reporter, photographer, writer and editor into one; the VJ. This technique is made possible with technological advances in cameras and editing software.

KRON is involved in a number of community service projects, including Students Rising Above, which raises money for disadvantaged but high-achieving students to go to college. KRON received a national Emmy award.

Revenue continues to be a challenge in the San Francisco DMA. The introduction of a new rating methodology in 2005, the Local People Meters, significantly reduced ratings and revenue in an already challenged market. KRON continually seeks new sources of revenue, using its strong local programming as an opportune platform to create content based integrated marketing partnerships.

WKRN, Nashville, Tennessee.   WKRN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 927,000 television households. There are six reportable stations in the DMA. For the November 2005 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 20%. The station’s syndicated programs include Sex and the City, Martha Stewart Show, Live with Regis and Kelly and Wheel of Fortune. The station is also home to the Tennessee Titans pre-season games and coach’s show. WKRN is also the Nashville’s lottery stations, hosting three to four daily drawings of the Tennessee Lottery.

Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. In December 2005, Nissan Motors announced it was moving its U.S. headquarters from Los Angeles to Nashville. Other prominent corporations located in the area include Dell, Saturn, TriStar Health Systems, Bell South and Gaylord Entertainment. According to the BIA Guide, the average household income in the Nashville market in 2005 was approximately $47,254 with effective buying income projected to grow at an annual rate of approximately 3.5% through 2009. Retail sales growth in this market is also projected by the BIA Guide to average 3.8%.

WKRN’s news efforts have been recognized with numerous journalistic awards including the prestigious Edward R. Murrow regional award for investigative reporting. The stations’ newscasts have traditionally placed third in the market with the exceptions mirroring times when ABC had strong primetime numbers. With the networks resurgence in primetime beginning last year the station is looking to grow news ratings in key demographics.

In July 2005, the station made the decision to convert News to a Video Journalist (VJ) format. This made WKRN the first commercial network affiliate in the country to embrace the concept. The VJ format combines the jobs of reporter, photographer, writer and editor into one; the VJ. This technique is made possible with technological advances in cameras and editing software. Under this program, WKRN has gone from 13 traditional news crews to 30 VJ’s.

WKRN has made huge strides in the internet and will shortly debut a new custom built website that will lead the market in the ability to embed video ads in all its content. The station has also drawn national attention to its news blogs. Nashville is Talking (nashvilleistalking.com) is a blog site maintained by the station that aggregates approximately 400 Nashville bloggers. The site, the first for a commercial television station, has been featured in Business Week, Broadcast & Cable as well as newspaper and web features. WKRN also hosts eight separate blogs of anchors, reporters and weathercasters. The Nashville Weather Channel, which was launched in 2004 as WKRN’s second digital channel, is now shown on both Comcast and Charter cable systems, which account for more than 90% of the market cable viewers.

WKRN is committed to community service initiatives. The station continues its 20 year partnership with Second Harvest Food Bank and is celebrating its 14 years with Ronald McDonald House Charities of Nashville. WKRN continues to produce and air its Call For Kids two-hour telethon in the spring, raising $150,000 annually. In 2005, the station promoted health and fitness for all ages in its year long Promise To Be Fit campaign. This was supported with year long health vignettes and an All About Women two day health fair. During the holidays, WKRN continued its support of deployed 101st Airborne soldiers’ families with it Holiday Huge Toy Drive.

WTEN, Albany, New York.   WTEN was acquired by the Company from Knight-Ridder Broadcasting, Inc. in October 1989, began operations in 1953 and is affiliated with ABC. WTEN added a satellite station, WCDC-TV Channel 19, in Adams, Massachusetts in 1963 to serve more adequately the eastern edge of the market. WCDC-TV was acquired concurrently with WTEN. (All references to WTEN include WCDC-TV).

The Albany market (which includes Schenectady and Troy) is the 55th largest DMA, with an estimated 552,250 television households. Albany is a highly competitive market place with seven reportable stations in the DMA, three of which broadcast in the VHF spectrum. During the November 2005 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 23%, compared to 32% for WNYT, the NBC affiliate, 28% for WRGB, the CBS affiliate, 11% for WXXA, the Fox affiliate, 4% for WEWB, the WB affiliate and less than 1% for WYPX, the PAX station. The station’s syndicated programs include Wheel of Fortune, Jeopardy, and Judge Judy. WTEN has won numerous awards in recent years for both local news and public affairs programming, including Best News Story and Best Feature Story.

WTEN has made changes to the way they do business in the sales department, including: instituting a new inventory management system, upgrading the quality of its sales people and setting expectations and accountability levels, shifting its focus to selling audience “value” and changing the way of pricing to relative market demand and less emphasis on cost per point, resulting in higher unit rates for the station.

Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Golub Corp., Albany Medical, St. Peters Healthcare Service and Verizon Communications. These employers which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation’s largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Guide, the average household income in the Albany market in 2005 was $44,785, with effective buying income projected to grow at an annual rate of 2.9% through 2009. Retail sales growth in this market is also projected by the BIA Guide to average 3.8% annually during the same period.

The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Revenues are a challenge as the Albany-Schnectady-Troy market has historically experienced 2% natural growth rate. WTEN has devised ways to grow at 20% in a market that grows 2%.

The Albany-Schnectady-Troy area is a highly competitive news market, with five television stations airing the five P.M. newscast. This causes WTEN to find unique ways in the area to gain the ratings growth desired.

WTEN has narrowed its focus on community service in the last year to do more for fewer organizations. The station has a “Doppler Kidz” project that involves the Chief Meteorologist visiting area schools to teach children about weather. Another project entitled “Dining Out for Life” works with the Aids Council of Northeastern New York. Lastly, WTEN runs a regional food bank program called Holiday Hunger Appeal, and raised over $275,000 for 2005

WATE, Knoxville, Tennessee.   WATE was acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1953 and is also affiliated with ABC. The Knoxville, Tennessee market is the 58th largest DMA, with an estimated 516,180 television households. There are seven reportable stations in the DMA, three of which are VHF stations. During the November 2005 ratings period, WATE ranked third, with a sign-on to sign-off in-market share of 24%. The station’s syndicated programming includes Oprah, Judge Judy, Inside Edition and soon to be Rachel Ray.

WATE-TV’s major station focus is its news product. The station is research-focused and is adept at setting long and short term goals. WATE has launched two news initiatives including reinventing morning television to focus on telling new and developing stories only, and not repeating news from the night before. Secondly, the station eliminated repetition from its broadcasts, especially at 11PM.

With regards to competition, one of WATE’s main competitors has lost its main male anchor, presenting a tremendous opportunity to the station. Additionally, during 2005, the stations coverage of significant news events stood head and shoulders above its competitors. WATE was the first local station from Knoxville to go to New Orleans after Hurricane Katrina hit.

WATE has been working to develop new local sales initiatives to generate revenue through non-traditional sources. The station works hard to maximize every sale and develop the best client relationships. WATE tries to be different and unique from its competitors.

For the past 50 years, WATE-TV’s commitment to its community has remained steadfast. In 2005, WATE participated in various community project initiatives including, the East Tennessee Children’s Hospital Diabetes Camp Hope-A-Thon, Ronald McDonald House Benefit, United Way Campaign of Blount County, Susan G. Komen Foundation Knoxville Race for the Cure. In September 2005, WATE aired the Katrina Disaster Relief telethon, which raised over $218,000 for the American Red Cross Disaster Relief Fund. Additionally, WATE conducted a Disaster Relief Collection Drive resulting in 4 tractor trailer loads of water, diapers, baby formula and other items needed after Hurricane Katrina. WATE continues to help the Second Harvest Food Bank and in 2005 raised 273,000 pounds of food and $54,000 through its annual 6 Shares High School Football Challenge and Feed the Hungry telethon.

The station’s annual involvement with the American Cancer Society’s Relay for Life helped raise more than $1.7 million last year.

According to the BIA Guide, the average household income in the Knoxville market in 2005 was $40,922 with effective buying income projected to grow at an annual rate of 3.3% through 2009. Retail sales growth is also projected by the BIA Guide to average 4.0% annually during the same period.

WRIC, Richmond, Virginia.   WRIC was acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 60st largest DMA, with an estimated 510,770 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2005 ratings period, WRIC had an in-market sign-on to sign-off in-market share of 24%, compared to 33% for market leader WWBT(NBC), 28% for WTVR(CBS), 13% for WRHL (Fox) and 10% for WUPV (UPN). The station’s syndicated programming includes Oprah, Wheel of Fortune and Jeopardy. These programs remain highly competitive in their time periods and provide consistent audience flow to our news programs and ABC network programming.

WRIC increased its local news schedule to 23.5 hours per week in addition to ABC network and syndicated programming. WRIC has recently made significant investments in its local news programs. The personnel upgrades and technology investments combined with a clear and easy to understand storytelling format have resulted in solid news ratings growth. Weekday morning news grew 36%, the Early evening news increased by 3.9% and the late news is up 17.5% in November 2005 as compared to November 2004. The Station’s weekend morning news effort has been a success since its debut 18 months ago and in November 2005, this time period grew 20% to a 5.7 rating.

WRIC’s news efforts have been recognized with major state and regional awards in 2005, including Best Spot News Coverage and Outstanding Effort by an Individual Reporter from the Associated Press and Best News Series, Best News Feature and Best Sports program from the Virginia Association of Broadcasters, This additional news effort generated significant viewer and advertiser interest from the very first broadcast. Local news coverage is the centerpiece of WRIC’s effort to serve the Central Virginia community and is the springboard for our community outreach efforts. In addition to local news coverage, WRIC also continued in its tradition of community service with major campaigns for the United Negro College Fund,  MDA, Make a Wish and Toys for Tots. Additionally WRIC partnered with a major local supermarket to encourage Central Virginia residents to donate 200 tons of basic relief supplies to food banks in Louisiana and Mississippi.

The Station continued to develop its new sales initiatives during 2005, which has been a driving force for growth in its local revenue category.

The Richmond metro area is home to 8 Fortune 500 companies including Philip Morris, Dominion Resources, Circuit City, Performance Food Group, Brinks, CarMax, Owen and Minor and the most recent addition, Genworth Financial, Inc.  This provides a great base of opportunity for entrepreneurial companies and has resulted in the Richmond metro area being listed as one of the 10 most business friendly areas by Forbes. According to the BIA Guide, the average household income in the Richmond market in 2005 was $49,172 with effective buying income projected to grow at an annual rate of 3.3% through 2009. Retail sales growth is also projected by the BIA Guide to average 2.3% annually during the same period.

WBAY, Green Bay, Wisconsin.   WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is also affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 432,810 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2005 ratings period, WBAY was second in the ratings with a sign-on to sign-off in-market share of 28%. The station’s syndicated programming includes Martha Stewart Show, Dr. Phil, Millionaire, The Insider and Sex and the City. The station also produces a local football show called “Monday Night Kick-Off”, which is broadcast every week in season hosted by Green Bay Packer fullback William Henderson. This show proved to be a success in the November 2005 Nielsen rating report, beating the coaches show and all other Packer shows in the market.

WBAY has been successful in growing local revenue through focused selling events to non-traditional advertisers and customer success oriented programs.

WBAY has won many state and regional awards for excellence from Associated Press, the Milwaukee Press Club and Wisconsin Broadcasters Association. The station also won a National Edward R. Murrow award for the best news series in mid-size markets.

WBAY sponsors public service campaigns for events such as Toys for Tots, The Boys and Girls Club of Green Bay, the YMCA’s Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA, and many others. WBAY has produced and aired for the past 52 years the telethon for local Cerebral Palsy Inc.

The station’s primary focus is local news. The station broadcasts 25.5 hours of local news each week and every newscast is the most viewed in that time period. WBAY’s strategy is to let comprehensive, quality local news differentiate it from all other information distribution sources available.

WBAY TV also broadcasts a 24 hour local weather channel “Stormcenter 2 24/7’ designed to leverage the stations strong regional weather brand. WBAY delivers this 24 hour weather channel via their digital signal and via a separate cable channel.

WBAY is the largest producer of consumer shows in the market with an RV and Camping Show, a Boat Show, a Home and Garden Show, a Big Boys Toys Show and a Pet Expo.

According to the BIA Guide, the average household income in the Green Bay market in 2005 was $44,347, with effective buying income projected to grow at an annual rate of 3.2% through 2009. Retail sales growth is also projected by the BIA Guide to average 2.8% annually during the same period.

KWQC, Quad Cities.   The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 95th largest DMA serving an estimated 308,380 television households in eastern Iowa and western Illinois. There are six reportable stations in the DMA, three of which are VHF. During the November 2005 ratings period, KWQC continues to remain number one in all newscasts with a sign-on to sign-off in-market share of 44%. The station’s local newscasts are #1 in the Morning, Noon, 5pm 6pm and 10pm time periods. The station’s syndicated programming includes Dr. Phil, Jeopardy, and Wheel of Fortune.

KWQC places a strong emphasis on local news and community related events and broadcasts. The station is involved in various community service initiatives including Quad Cities Convention and Visitors Bureau, Mississippi Valley Regional Blood Center, United Way, Race for the Cure, Junior Achievement, American Cancer Society, American Heart Society, March of Dimes and many more. Additionally, KWQC televises the annual Bix7 Race, Quad Cities Marathon and the Festival of Trees Parade. The station also records and televises holiday music from all of the high school choirs in the area, called “The Choirs of Christmas”, which is aired in the noon newscast for several days leading up to Christmas and are edited together and air as half hour programs during the holiday weekends.

The Quad Cities metropolitan area is located along the Mississippi River in eastern Iowa and western Illinois. Major employees include Deere & Company (Worldwide Headquarters), Rock Island Arsenal, Genesis Health System, Alcoa, Trinity Medical Center and Tyson Fresh Meats. Riverboat gambling continues to be a prime tourist attraction along with the construction of the $47.0 million Figge Art Museum located in downtown Davenport. According to the BIA Guide, the average household income in the Quad Cities market in 2005 was $41,816, with effective buying income projected to grow at an annual rate of 2.0% through 2009. Retail sales growth is also projected by the BIA Guide to average 2.2% annually during the same period.

WLNS, Lansing, Michigan.   WLNS, which was acquired by the Company from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with CBS. The Lansing market is the 110th largest DMA, with an estimated 256,790 television households. There are five reportable stations in the DMA. WLNS was the number one station in the Lansing / Jackson market in November 2005, with a sign-on to sign-off in-market share of 15% and an in market share of 34%. Dr. Phil (Monday Thru Friday 4PM-5PM) dominates its time period and CSI was the most watched show on any station in Lansing in November 2005.

WLNS-TV attributes its long success in the Lansing market to its commitment to local news, the community and its advertisers. News 6 broadcasts 24 hours per week of local news, including two hours from 5 a.m. to 7 a.m. weekdays, plus the only midday newscast in the Lansing market. The recent introduction of hour-long Saturday and Sunday morning newscasts and a new studio set have helped

WLNS continue to grow to better serve Lansing and the surrounding areas. During the November 2005 ratings period, WLNS’s newscasts were  number one at 12 noon and 5PM and the 6 PM and 11 PM newscasts were a competitive second to WILX-TV, the NBC station.

Significant news programming covered during 2005 including the Lansing mayoral debates, Hurricane Katrina coverage and the memorial mass for the passing of the Pope.

A trademark of WLNS through the years has been the ability to develop innovative partnerships as a means to address vital community issues. For over ten years, WLNS has partnered with Crimestoppers to broadcast information over the air and on WLNS.com concerning unsolved crimes and to offer viewers tips on how to avoid becoming the victim of a crime. The WLNS Crimestoppers has an 85% success rate of capturing fugitives profiled by News 6. WLNS is also home of “Stormtracker 6” which is the most powerful Doppler radar system in mid-Michigan.

During 2006, the station will be adding two new sales initiatives, both are focused selling events. One initiative targets mid-size advertisers looking to become large advertisers, while the other targets smaller advertisers by offering a web component on WLNS.com.

In January 2006, WLNS entered into a three year shared sales and services arrangement with Spartan TV, L.L.C.’s WHTV-TV (a UPN affiliate licensed to Jackson/Lansing, Michigan). The arrangement covers all advertising sales, traffic and engineering functions including operation of master control for WHTV-TV.

WLNS worked with various major organizations in 2005 through the production and broadcast of public service announcements or hosting events. Such associations and events included, The Muscular Dystrophy Association—Muscle Team Gala, the Big Brothers Big Sisters—Annual Dinner and Bowl-A-Thon, Susan G. Koman Breast Cancer Foundation—Race for the Cure, American Heart Association—Heart Walk, and the March of Dimes—Chef’s Auction.

The economy of Lansing is dominated by three employers, the State of Michigan, General Motors and Michigan State University. Currently Michigan has the highest unemployment rate of any state in the lower 48 states, due to a depressed auto market. General Motors has closed or idled several plants in the market.

Lansing is the capital of Michigan and its various government agencies employ an aggregate of approximately 19,800 people. General Motors has approximately 12,000, and Michigan State University has over 10,500 employees with a student enrollment of over 43,000. Other significant industry sectors in the area are plastics, non-electrical machinery, fabricated metal products, food processing and printing. Companies represented in these groups include Owens-Brockway, John Henry Co. and Dart Container. According to the BIA Guide, the average household income in the Lansing market in 2005 was $46,491, with effective buying income projected to grow at an annual rate of 2.7% through 2009. Retail sales growth in this market is also projected by the BIA Guide to average 1.6% annually during the same period.

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

The Sioux Falls market is the 114th largest DMA serving an estimated 249,200 television households encompassing counties in Minnesota, Iowa and Nebraska, as well as 51 counties within South Dakota.

There are five reportable stations in the DMA, two of which are VHF. During the November 2005 ratings period, KELO achieved a 56 share of all Sioux Falls DMA household viewings for all of its key Monday to Friday newscast, early morning 5PM, 6PM and 11PM.

KELO works to sustain its leadership status with its news and public service initiatives. Local prime time news specials in 2005 included a comprehensive look at the potential for a closure of Ellsworth Air force base and the effects of that closure. The station also launched a new weekly service program, Inside Keloland to increase the emphasis the station places on longer form reporting of issues outside its traditional news time periods.

KELO received the South Dakota Associated Press Overall Excellence Award for the 15th time in 16 years. Other AP recognition in 2005 included 8 of the 13 first place awards including Spot News, Spot Weather and Best Website. The KELO website, KELOLAND.com also received a first place designation from the Minnesota Associated Press.

KELO television has been actively innovating with the use of its digital bandwidth and internet offerings. In 2003, the station launched the state’s first 24 hour regional all weather channel, Weather Now. In January 2004, the station launched UTV, a separate UPN Network affiliate in Sioux Falls utilizing KELO-TV’s digital facilities. Combined revenue for Weather Now and UTV has grown by 21% in the past year. The station has enjoyed solid revenue growth with its award winning website as monthly web visits have reached the 2 million mark. Internet revenues have increased 16%.

The largest employers in the market are Sioux Valley Hospital & Health Systems and Citibank. Sioux Falls is the largest city in South Dakota. According to the BIA Guide, the average household income in the Sioux Falls market in 2005 was $41,279, with effective buying income projected to grow at an annual rate of 2.9% through 2009. Retail sales growth is also projected by the BIA Guide to average 2.6% annually during the same period.

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

The Lafayette market is the 124th largest DMA, with an estimated 220,030 television households. KLFY ranks first in the November 2005 ratings period with an overall sign-on to sign-off in-market share of 55%, and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY won all major newscasts at 5PM, 6PM and 10PM. KLFY’s early morning show, Passe Partout, which is a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local resident was the winner in that 3 hour time KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime-time (7:00 p.m.-10:00 p.m., Monday-Saturday and 6:00 p.m.-10:00 p.m., Sunday), the most sought after advertiser demographic time period.

KLFY has made community involvement an important part of its operations. The 12:00 noon news show is called “Meet Your Neighbor” and, in addition to an emphasis on local news reporting, is a platform for community service segments. In addition, the station is involved with many community service initiatives, the largest concentration is with Food For Families, Muscular Dystrophy Telethon, Boys and Girls Club, Coats for Kids and the Games of Acadiana.

When Louisiana was hit with two hurricanes, KLFY went into its planned disaster mode, and was very aggressive in continuing coverage while its competitors only made minimal gesture coverage on the first of the two hurricanes (Hurricane Katrina) and tried to catch-up with coverage when the second hurricane (Hurricane Rita) hit. KLFY and the Young Broadcasting family of stations have raised over $1.0 million in relief funds and tons of food and clothing for the evacuees. The Lafayette DMA has been reeling from the devastation rendered by these two natural disasters. While Lafayette proper suffered little, economically, some of the surrounding areas were devastated and are still in rebuilding mode. KLFY is prepared to help rebuild South Louisiana in order to make the area stronger and a greater influence statewide.

According to the BIA Guide, the average household income in the Lafayette market in 2005 was $37,719 with effective buying income projected to grow at an annual rate of 3.3% through 2009. Retail sales growth in this market is also projected by the BIA Guide to average 3.1% annually during the same period.

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

Nielsen uses three methods of determining a station’s ability to attract viewers. In larger DMA markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are used to determine viewing. The San Francisco, Richmond, Knoxville and Nashville markets are metered. People meters are connected to TV sets and record specific viewing of individuals in the home.

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

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable-programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company’s television markets ranges from 57% to 79%.

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

Network Affiliation Agreements

Each of the Company’s nine network-affiliated stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreements:

Affiliation Agreement
Station	Network Affiliation		Current Expiration Date
WKRN (Nashville, TN)	ABC		December 31, 2009
WTEN (Albany, NY)	ABC		December 31, 2009
WRIC (Richmond, VA)	ABC		December 31, 2009
WATE (Knoxville, TN)	ABC		December 31, 2009
WBAY (Green Bay, WI)	ABC		December 31, 2009
KWQC (Quad Cities)	NBC		January 1, 2015
WLNS (Lansing, MI)	CBS		September 30, 2012
KELO (Sioux Falls, SD)	CBS	(1)	October 2, 2006
KLFY (Lafayette, LA)	CBS		September 30, 2012

(1)          The Company also operates a separate UPN network station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring January 6, 2009.

The Company has received notice from CBS with respect to KELO that the network will not renew the affiliation agreement currently in place and that the network wishes to negotiate a new agreement. This agreement with CBS expires on October 2, 2006. While the Company is unable to predict the terms of a new affiliation agreement, the Company believes that the station will have a network affiliation in place at the expiration date of the current affiliation. In the event, however, of the Company’s inability to secure new affiliation agreement, KELO may no longer be able to carry network programming. This loss of network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced revenues.

The affiliation agreements for the ABC affiliated stations were amended in 2004 to provide for, among other things, compensation from the Company’s ABC affiliates to ABC for Monday Night Football rights, greater assurance for the Company regarding the assignability of the affiliation agreements in connection with a sale of a station, certain exclusivity rights with respect to ABC network programming and a certain number of guaranteed local commercial availabilities during ABC network programming. The amendment expires on July 31, 2006. Effective September 2006, as previously announced by ABC, the ABC affiliates will no longer be airing Monday Night Football.

The Company believes that programming costs are generally lower for network affiliates than for independent television stations and that prime-time network programs generally achieve higher ratings than non-network programs. The Company believes that its relationships with its networks are excellent and that all of its affiliated stations are highly valued by the network with which they are affiliated.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network generally pays the station a fee, specified in each affiliation agreement, which varies with the time of day. This is called network compensation. The networks usually do not pay compensation for live sports events and news programming. Under the affiliation agreements, the networks possess, under certain circumstances (such as a transfer of control or adverse changes in signal, operating hours or other mode of operation), the right to terminate the affiliation agreement on prior written notice ranging between 15 and 45 days depending on the affiliation agreement. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements. For the year ended December 31, 2005, the Company’s network compensation was approximately 21% of historical average annual network compensation.

In January 2006, CBS and Warner Brothers Entertainment announced their intent to form a 5th network , the CW, to be launched in the fall of 2006. This new network will be a joint venture between Warner Brothers Entertainment and CBS, with each Company owning 50%. CBS and Warner Brothers Entertainment also announced that they will cease operations of their respective network, UPN and the WB. These networks will continue to broadcast their respective schedules independently until the fall. Currently, the Company’s only station that will be impacted by this announcement is the UPN network station in Sioux Falls.  However, if this station fails to obtain a CW affiliation, it is anticipated that such failure will not have a material impact on either the station or the Company’s financial results.

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

FEDERAL REGULATION OF TELEVISION BROADCASTING

Existing Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act empowers the FCC, among other actions: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate some of the equipment used by stations; to adopt and implement regulations and policies concerning the ownership and operation of television stations, including requirements affecting the content of broadcasts and children’s programming; and to impose penalties for violation of the Communications Act or FCC regulations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, short-term renewal of licenses or, for particularly egregious violations, revocation of license.

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company’s broadcast properties. The Company is unable to predict the outcome of future legislation or regulation, or the impact of any such laws or regulations on its operations.

License Renewals

Television broadcast licenses are generally granted and renewed for terms of eight years, though licenses may be renewed for a shorter period upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. At the time an application is made for renewal of a license, parties in interest and members of the public may comment upon the service the station has provided during the preceding license term and urge denial of the application. The Communications Act requires that the FCC grant a renewal application if it finds that (a) the station has served the public interest, convenience and necessity; and (b) the station has not committed any serious violation or patterns of violations of the Communications Act or the FCC’s rules and regulations. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company’s television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company’s primary FCC licenses could have a material adverse effect on its operations.

The Company has filed for renewal of its licenses for television stations with the following expiration dates: KLFY, June 1, 2005; WKRN, August 1, 2005; WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; and KDLO and KPLO (satellites of KELO), April 1, 2006. These renewal applications remain pending (the licensee’s authority to operate is automatically extended while a renewal application is on file and under review).

The licenses for the Company’s other television stations expire on the following dates: KRON, December 1, 2006; WCDC (satellite of WTEN), April 1, 2007; WTEN, June 1, 2007; and WRIC, October 1, 2012. Renewal applications must be filed no later than the first day of the fourth full calendar month prior to the license expiration date. For example, the renewal application for KRON is due on August 1, 2006.

Multiple Ownership Restrictions

The Communications Act and the FCC’s rules limit the ability of individuals and entities to own or have an official position or ownership interest, known as an attributable interest, above a specific level in broadcast stations as well as other specified mass media entities.

During 2003, the FCC conducted a comprehensive review of all of its broadcast ownership rules, including the local radio ownership rule, local television ownership rule, national television ownership rule, newspaper/broadcast cross-ownership rule, and radio/television cross-ownership rule. In June 2003, the FCC adopted an order liberalizing most of the ownership rules. Shortly thereafter, Congress adopted legislation to overturn and modify the FCC’s liberalization of its national television ownership rule, and the FCC’s other ownership regulations were challenged in the courts. The U.S. Court of Appeals for the Third Circuit affirmed certain of the rules but rejected those affecting local television ownership and local cross-ownership of newspapers and broadcast stations and remanded the matter to the FCC for further proceedings. On June 13, 2005, the United States Supreme Court declined to review the Third Circuit’s decision. During the pendency of the FCC’s review of the ownership rules on remand, the FCC’s pre-June 2003 broadcast ownership rules remain in effect. We cannot predict what actions Congress or the FCC may take or how changes in the rules may impact the Company’s business.

Local Television Ownership

Under the FCC’s current local television ownership (or “duopoly”) rule, parties are generally permitted to own TV stations without regard to signal contour overlap if they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. Furthermore, without regard to the number of remaining independently owned TV stations, the FCC will permit television duopolies within the same DMA if certain signal contours of the stations do not overlap. Stations designated by the FCC as ‘‘satellite” stations, which are full-power stations that typically rebroadcast the programming of a ‘‘parent’’ station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a ‘‘failed’’ or ‘‘failing’’ station or if the proposed transaction would result in the construction of a new television station.

National Television Ownership Cap

The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households.

In applying the 39% cap, the FCC discounts the audience reach of a UHF station by 50%. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of both stations in that market only once in computing the national ownership cap. The FCC is currently considering whether to retain the UHF discount.

Before Congress intervened in 2004 and set the cap at 39%, the FCC had increased the cap from 35% to 45%. We cannot predict what impact the 39% cap may have on our business. Further consolidation may occur in the broadcasting industry, which could increase our cost of securing programming and increase the influence of the national television networks on programming decisions of local stations.

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

Radio/Television Cross-Ownership

The radio/television cross-ownership rule permits certain radio/television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. Under this rule, in large markets (i.e., markets with at least 20 independently owned media voices), a single entity may own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is fewer than 20 but at least 10, the number of radio stations that may be owned by a television licensee in the same market drops to 4. If the media voices number fewer than 10, a television licensee may only own 1 radio station in the same market. Waiver of the radio/television cross-ownership rule will be granted if a station involved is a “failed” station. Unlike under the local television ownership rule, the FCC will not waive the radio/television cross-ownership rule for failing or unbuilt stations.

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

Under the single majority shareholder exception, otherwise attributable interests up to 49% are not attributable if a corporate licensee is controlled by a single majority shareholder and the minority interest holder is not otherwise attributable under the “equity/debt plus” standard. The FCC is considering the elimination of the single majority shareholder exception, but the exception currently remains in effect.

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

The FCC is also considering whether to attribute TV joint sales agreements (“JSAs”). Under a JSA, one TV station in a market is permitted to sell the advertising inventory of another station in the same market. Currently, TV JSAs are not attributable under the FCC’s policies, and the Company has entered into a JSA, effective January 26, 2006, pursuant to which WLNS is permitted to sell the advertising inventory of WHTV, Jackson Michigan. We cannot predict what action the FCC will take in the future.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licensees. In general, foreign entities or individuals are prohibited from collectively owning or voting more than 20% of the voting stock of the Company.

Cable and Satellite Carriage of Local Television Signals

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. In 2005, the Company made “must carry” and retransmission consent elections for the three-year period commencing on January 1, 2006.

The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by satellite carriers to viewers in each DMA. Under SHVIA, a satellite carrier generally is required to retransmit the analog signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. In 2005, stations were required to make satellite carriage elections for the period January 1, 2006 to December 31, 2008. The Company elected retransmission consent for its stations for the election period beginning January 1, 2006.

Although cable operators and satellite carriers generally will be required, under the FCC’s “must carry” rules, to retransmit a single programming stream transmitted by each local digital television station at the end of the digital television transition, the FCC has ruled that it will not require cable operators either to carry both a station’s analog and digital signals during the transition period or, after the conversation to digital, to carry more than a station’s primary video programming channel. Petitions filed by the broadcast industry requesting the FCC to reconsider that decision are pending. Nonetheless, the Company has retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital signals of the Company’s stations.

In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”). SHVERA extended until December 31, 2009, the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate). SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit a station’s signal out of its DMA into communities in which the station is “significantly viewed” (as that term is defined by the FCC). In addition, SHVERA established a framework to govern satellite retransmission of distant digital network signals. As required by SHVERA, the FCC has recently concluded various proceedings to implement SHVERA, including a report to Congress on retransmission consent and program exclusivity, adoption of “good faith” requirements for retransmission consent negotiations, and adoption of new rules to implement the “significantly viewed” provision of SHVERA.

Digital Television Service

The FCC has taken a number of steps to implement digital television broadcasting service and to begin phasing out analog service in the United States. The FCC has provided authorized television stations with a second channel on which to broadcast a digital television signal and has attempted to provide digital television coverage areas that are comparable to stations’ analog service areas.

Television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard. Broadcasters that offer ancillary or supplementary services on their digital spectrum may charge subscription fees. The FCC’s rules require broadcasters to pay an annual fee of 5% of gross revenues received from such uses, excluding revenues from the sale of commercial time. None of the Company’s televisions stations offered such services in 2005.

All of the Company’s television stations have constructed digital facilities, and with the exception of WCDC, each of the Company’s television stations is operating digitally with full power. WCDC is operating digitally with reduced power, and additional upgrades are required before WCDC commences full power digital operation. Under the FCC’s present deadlines, for continued protection of its full power service areas, WCDC must complete its upgrades by the end of the digital television transition.

In 2005, each of the Company’s television stations was required to make an election between the station’s current analog channel assignment or digital channel assignment, for operation of its digital television facilities after the transition to digital television service is complete. In certain circumstances, the FCC has provided those stations for which both current channel assignments are problematic opportunities to negotiate for an unassigned channel or to obtain a different channel assignment. With the exception of KRON and WLNS, the FCC has tentatively approved the channel elections of each of the Company’s stations in the first round of the channel election process. KRON and WLNS have each elected a non-assigned channel in the second round. The second round commenced in October 2005 and remains pending. Despite this election process and the FCC’s tentative approvals, we cannot predict with certainty what channel the FCC will ultimately assign for final operation of each of the Company’s digital television facilities. The FCC plans to complete the channel election process in 2006.

The deadline for completion of the digital transition was originally established in The Balanced Budget Act of 1997, which set a tentative deadline of December 31, 2006, but permitted the FCC to extend the deadline to a date uncertain in individual markets based on the status of local digital receiver penetration in each market. Recently, Congress passed and the President has signed new legislation that establishes a hard transition deadline of February 17, 2009.

The implementation of digital television has and will impose substantial additional costs on television stations, generally, because of the need to replace equipment and because some stations will need to operate with higher electric utility costs. In addition to full power upgrades to WCDC, prior to the end of the digital television transition, KDLO-DT, KELO-DT, KLFY-DT, KRON-DT, KWQC-DT, and WLNS-DT will each need to modify its digital facility to accommodate its elected analog or new channel for post-transition digital operation. There can be no assurance that the Company’s television stations will be able to increase revenue to offset such costs. The Company has incurred considerable expense in the conversion of digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

The Company cannot predict what future actions the FCC or Congress might take with respect to digital television, nor can the Company predict the effect of the FCC’s present digital television implementation plan or such future actions on the Company’s business.

Indecency Regulation

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. The Commission defines indecent content as “language that, in context, depicts or describes sexual or excretory activities or organs in terms patently offensive as measured by contemporary community standards for the broadcast medium.”  “Profane” content has been recently defined by the FCC as “vulgar, irreverent, or coarse language” which includes language that “denote[s] certain of those personally reviling epithets naturally tending to provoke violent resentment or denoting language so grossly offensive to members of the public who actually hear it as to amount to a nuisance.”  In recent years, the FCC and its indecency prohibition have received much attention. Congress is currently considering legislation that would, among other things, raise the maximum amount of existing indecency fines from $32,500 to $500,000.

In 2004, the FCC issued a fine to KRON in the amount of $27,500 for an alleged indecent broadcast in 2002. The Company has appealed the decision, and the matter remains pending at the FCC. The Company is unable to predict the outcome of that proceeding.

Children’s Television Programming

Federal law and the FCC’s rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast three hours per week of educational and informational programming (“E/I Programming”), designed for children 16 years of age and younger.

In 2004, the FCC issued new rules that would impose the E/I Programming requirement on each digital multicast program stream transmitted by television stations, as well as limit the number of times a qualifying E/I Program could be preempted. The new rules would also classify program promotions during children’s programming as commercial matter unless the promoted programs are educational, and would limit the display during children’s programming of Internet addresses for websites that contain commercial material. A number of parties, including representatives of the broadcast industry and public interest groups, petitioned the FCC for reconsideration of the new rules, and filed petitions for judicial review. In December 2005, the parties reached an agreement on a recommendation to the FCC that, if adopted, would resolve their concerns with the new rules. The recommendation would modify certain of the new rules and is under review by the FCC. The effective date of the new rules, which was originally January 1, 2006, has been stayed pending the Commission’s review of the recommended modifications. In the interim, the FCC’s prior children’s television programming rules remain effective.

Closed Captioning

During 2005, television stations were required to provide closed captioning for at least 1350 hours of “new” non-exempt programming per quarter. As of January 1, 2006, stations must provide closed captioning for 100% of “new” non-exempt programming. The FCC’s rules distinguish between “new” programming and “pre-rule” programming as follows:  “New” programming is (1) video programming prepared or formatted for analog television that is first published or exhibited on or after January 1, 1998; and (2) video programming that is prepared or formatted for digital television on or after July 1, 2002. “Pre-rule” programming is video programming that was first published or exhibited before January 1, 1998. Currently, television stations must provide closed captioning for 30% of “pre-rule” programming, which changes to 75% in 2008. There are several exemptions to the FCC’s closed captioning requirement, including exemptions for late night programming and locally produced and distributed non-news programming with no repeat value.

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

Employees

As of December 31, 2005, the Company employed 1,028 full-time employees and 237 part-time employees. The Company considers its relations with its employees to be good. As of December 31, 2005, approximately 92 of the Company’s employees were represented by collective localized bargaining agreements at one station with two different unions: IBEW and AFTRA.

Item 1A.                Risk Factors.

The Company has substantial debt and has significant interest payment requirements

The Company has a substantial amount of debt. The following table shows certain important credit statistics about the Company.

December 31, 2005
(dollars in millions)
Total Debt	$782.9
Stockholders’ deficit	101.3

The Company’s high level of debt could have important consequences, including the following:

•       The Company may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

•       The Company will need to use a large portion of its revenues to pay interest on its senior subordinated notes and on amounts outstanding under its Senior Credit Facility, which will reduce the amount of money available to finance its operations, capital expenditures and other activities;

•       Some of the Company’s debt may have a variable rate of interest, which would expose the Company to the risk of increased interest rates;

•       The Company is vulnerable to economic downturns and adverse developments in its business;

•       The Company is less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services.

Subject to restrictions in the Company’s Senior Credit Facility and the indentures governing the Company’s senior subordinated notes, the Company may also incur significant amounts of additional debt (some or all of which may be secured debt) for working capital, for capital expenditures, in connection with its strategic acquisitions, expansion through internal growth and other purposes. If additional debt is incurred, the risks related to the Company’s high level of debt could intensify. At December 31, 2005, the Company’s outstanding debt included $298.5 million outstanding under its Senior Credit Facility, $484.3 million of senior subordinated debt outstanding and approximately $66,000 of capital lease obligations. In addition, at December 31, 2005, the Company had the ability to borrow $20 million under its Senior Credit Facility.

The Company depends on the cash flow of its subsidiaries to satisfy its obligations, including its debt obligations

The Company’s operations are conducted through direct and indirect wholly owned subsidiaries, which guarantee its debt, jointly and severally, fully and unconditionally. As a holding company, the Company owns no significant assets other than its equity in its subsidiaries and is dependent upon the cash flow of its subsidiaries to meet its obligations. Accordingly, the Company’s ability to make interest and principal payments when due and its ability to purchase its senior subordinated notes upon a change of control is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted by the terms of existing and future senior secured indebtedness of its subsidiaries, including the terms of existing and future guarantees of its indebtedness given by its subsidiaries.

Covenant restrictions under the Company’s Senior Credit Facility and its indentures may limit its ability to operate its business

The Company’s Senior Credit Facility and the indentures governing its senior subordinated notes contain, among other things, covenants that may restrict the Company’s ability to finance future operations or capital needs or to engage in other business activities. The Company’s Senior Credit Facility and its indentures restrict, among other things, the Company’s ability to:

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

•       Effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of its assets; and

•       Create liens on its assets.

In addition, the Company’s Senior Credit Facility requires the Company to satisfy financial condition tests that may require that the Company take action to reduce its debt or to act in a manner contrary to its business objectives. Events beyond the Company’s control, including changes in general economic and business conditions, may affect it ability to meet those financial condition tests. The Company cannot assure that it will meet those tests or that its senior lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under the Company’s Senior Credit Facility and its indentures. If an event of default under the Company’s Senior Credit Facility occurs, the Company’s senior lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable.

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

The performance of KRON-TV has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The Company’s operating results have been adversely affected by a slower than expected recovery in the San Francisco market.

The Company is dependent on networks for its programming, and the loss of one or more of the Company’s affiliations would disrupt its business and could have a material adverse effect on its financial condition and results of operations by reducing station revenue at the effected station(s)

Five of the Company’s ten stations are affiliated with the ABC television network, three are affiliated with the CBS television network, one is affiliated with the NBC television network and one station is independent. The television viewership levels for stations other than KRON-TV (San Francisco, California), the Company’s only independent television station, are materially dependent upon programming provided by these major networks. We are particularly dependent upon programming provided by the ABC network. Each of the Company’s stations other than KRON-TV is a party to an affiliation agreement with one of the networks, giving the station the right to rebroadcast programs transmitted by the network. The networks currently pay each affiliated station a fee for each hour of network programming broadcast by the stations in exchange for the networks’ right to sell the majority of the commercial time during such programming.

The Company has renewed its affiliations with ABC with respect to WKRN- TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV. The renewed ABC affiliations expire on December 31, 2009, the renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements. For the year ended December 31, 2005, the Company’s network compensation was approximately 21% of historical average annual network compensation.

The Company has received notice from CBS with respect to KELO that the network will not renew the affiliation agreement currently in place and that the network wishes to negotiate a new agreement. This agreement with CBS expires on October 2, 2006. While the Company is unable to predict the terms of a new affiliation agreement, the Company believes that the station will have a network affiliation in place at the expiration date of the current affiliation. In the event, however, of the Company’s inability to secure a new affiliation agreement, KELO may no longer be able to carry network programming. This loss of network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced revenues.

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

The Company may experience disruptions in it business if it acquires and integrates new television stations

As part of the Company’s business strategy, the Company will continue to evaluate opportunities to acquire television stations. If the expected operating efficiencies from acquisition do not materialize, if the Company fails to integrate new stations or recently acquired stations into its existing business, or if the costs of such integration exceed expectation, the Company’s operating results and financial condition could be adversely affected. If the Company makes acquisitions in the future, it may need to incur more debt or issue more equity securities, and the Company may incur contingent liabilities and amortization expenses related to definite lived intangible assets. Any of these occurrences could adversely affect its operating results and financial condition.

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

The Company’s business is subject to extensive governmental legislation and regulation, which may restrict its ability to pursue the Company’s business strategy and/or increase its operating expenses

The Company’s television operations are subject to significant regulation by the Federal Communications Commission Act of 1934, as amended. A television station may not operate without the authorization of the FCC. Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, the Company’s business will be dependent upon its ability to continue to hold television broadcasting licenses from the FCC.

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

Management, as major stockholders, possesses unequal voting rights and control

The Company’s common stock is divided into three classes with different voting rights that allow for the maintenance of control by its management. Each share of Class A common stock is entitled to one vote, each share of Class B common stock is entitled to ten votes, except for certain significant transactions for which such shares are entitled to one vote per share, and shares of Class C common stock are not entitled to vote except in connection with any change to the Company’s certificate of incorporation that would adversely affect the rights of holders of such common stock. As of December 31, 2005, there were no shares of Class C common stock outstanding.

As of February 27, 2006, Vincent Young, Deborah McDermott and James Morgan, each a director and executive officer of the Company, members of the family of Vincent Young and certain trust and partnership entities affiliated with and/or maintained for their benefit, collectively beneficially possessed shares of Class A common stock and Class B common stock representing approximately 49.5% of the total voting power of the Company’s common stock. As a result, such individuals and entities collectively exert significant influence over the election of a majority of the Company’s directors and thus, over the Company’s operations and business. In addition, such stockholders have the ability to prevent certain types of material transactions, including a change of control.

The disproportionate voting rights of the Class A common stock relative to Class B common stock may make the Company a less attractive target for a takeover than the Company otherwise might be, or render more difficult or discourage a merger proposal or tender offer.

Item 1B.               Unresolved Staff Comments

Not Applicable

Item 2.                        Properties.

The Company’s principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York. This lease expires in 2009.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
KRON	San Francisco, California
	Office and studio	Owned	108,652 sq. ft.
	Land	Owned	0.73 acres
	Transmission tower site	Leased(1)	1,800 sq. ft.
	Transmitter site	Lease of space on tower
San Mateo County, CA
	Transmitter site	Leased
Sonoma County, CA
	Two transmitter sites	Leases of space on tower
Alameda County, CA
	Transmitter site	Lease of space on tower
	Office	Leased	1,122 sq. ft.

Santa Clara County, CA
	Two transmitter sites	Leases of space on tower
	Office	Leased	3,437 sq. ft.
Marin County, CA
	Transmitter site	Lease of space on tower
Contra Costa County, CA
	Two transmitter sites	Leases of space on tower
WKRN	Nashville, Tennessee
	Office and studio	Owned	43,104 sq. ft.
	Land	Owned	2.72 acres
Brentwood, Tennessee
	Transmission tower site	Owned	55.11 acres
WTEN	Albany, NY
	Office and studio	Owned	39,736 sq. ft.
	Land	Owned	2.56 acres
New Scotland, NY
Transmission tower site
	—Land	Owned	5.38 acres
	—Building	Owned	2,800 sq. ft.
	DTV transmitter site	Leased(1)	4.69 acres
Mt. Greylock, Adams, MA
Transmission tower site
	—Land	Leased	15,000 sq. ft.
	—Building	Owned	2,275 sq. ft.
WRIC	Richmond, VA
Office and studio
	—Building	Owned	34,000 sq. ft.
	—Land	Owned	4 acres
Chesterfield Co., VA
	Transmitter tower facility	Owned(1)	900 sq. ft.
	DTV transmitter site	Lease of space on tower
WATE	Knoxville, TN
	Office and studio	Owned	34,667 sq. ft.
	Land	Owned	2.65 acres
Knox County, TN
	Transmission tower site	Owned	9.57 acres
House Mountain, TN
	Prospective tower site	Owned	5 acres
WBAY	Green Bay, WI
	Office and studio	Owned	90,000 sq. ft.
	Land	Owned	1.77 acres
DePere, WI
	Transmission tower site	Owned	3.03 acres

Appleton, WI
	Office	Leased	2,563 sq. ft.
KWQC	Davenport, Iowa
	Office and Studio	Owned	59,786 sq. ft.
	Land	Owned	1.82 acres
Bettendorf, Iowa
	Transmission tower site	Owned (1)	37.7 acres
Orion, Illinois
	DTV transmitter site	Lease of space on tower
KELO	Sioux Falls, South Dakota
	Office and studio	Owned	28,000 sq. ft.
	Land	Owned	1.08 acres
Rowena, South Dakota
	Transmission tower site	Owned(1)	64.26 acres
Brandon, South Dakota
	Auxiliary transmission tower site	Leased	26.42 acres
Reliance, South Dakota
	Transmission tower site	Owned	5.83 acres
Rapid City, South Dakota
	Office and studio	Leased	588 sq. ft.
	Transmission tower site	Owned	1 acre
Murdo, South Dakota
	Transmission tower site	Leased	1 acre
Philip, South Dakota
	Transmission tower site	Leased	8.23 acres
Wall, South Dakota
	Transmission tower site	Leased	4 acres
	Doppler Radar Tower	Leased	1,225 sq. ft.
Beresford, South Dakota
	Transmission tower site	Leased	2.1 acres
	Doppler Radar tower site	Leased	0.02 acres
Diamond Lake, South Dakota
	Transmission tower site	Owned	1 acre
DeSmet, South Dakota
	Transmission tower site	Owned	0.55 acres
Garden City, South Dakota
	Transmission tower site	Owned	1 acre
	Auxiliary transmission tower site	Owned	1 acre
Farmer, South Dakota
	Transmission tower site	Owned	1 acre
Mt. Vernon, South Dakota
	Transmission tower site	Owned	1 acre

White Lake, South Dakota
	Transmission tower site	Owned	1 acre
New Underwood, South Dakota
	Transmission tower site	Leased	200 sq. ft.
Huron, South Dakota
	Doppler Radar tower site	Leased	480 sq. ft.
WLNS	Lansing, Michigan
	Office, studio and transmission tower site	Owned	20,000 sq. ft.
	Land	Owned	8.18 acres
Meridian, Michigan
	Transmission tower site	Owned	40 acres
Watertown, Michigan
	Doppler Radar tower site	Leased	6.2 acres
KLFY	Lafayette, Louisiana
	Office and studio	Owned	24,337 sq. ft.
	Land	Owned	3.17 acres
Maxie, Louisiana
	Transmission tower site	Leased	8.25 acres
Acadia Parish, Louisiana
	Transmission tower site	Owned	142 acres

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

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2004	$21.89	17.14
June 30, 2004	18.22	12.60
September 30, 2004	12.89	9.52
December 31, 2004	12.34	9.49

March 31, 2005	$10.68	7.68
June 30, 2005	8.77	4.15
September 30, 2005	4.94	3.30
December 31, 2005	3.63	1.88

At March 8, 2006, there were approximately 53 and 36 stockholders of record of the Company’s Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

Dividend Policy

The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Company’s Senior Credit Facility and the indentures governing the Company’s outstanding senior subordinated notes restrict the Company’s ability to pay cash dividends on its Common Stock.

Item 6.                        Selected Financial Data

The following table presents selected consolidated financial data of the Company for the five years ended December 31, 2005, which has been derived from the Company’s audited consolidated financial statements. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV or WTVO-TV. The results of KCAL-TV and WTVO-TV are reflected as discontinued operations.

The information in the following table should be read in conjunction with “Management’s Discussion and Analysis” and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue(1)	$261,545	$219,564	$202,170	$225,524	$197,478
Operating expenses, including selling, general and administrative expenses	124,811	130,408	131,327	138,869	140,225
Amortization of program license rights	19,970	17,338	20,054	19,111	23,945
Depreciation and amortization	46,218	25,732	25,333	26,091	22,074
Corporate overhead	9,934	10,814	13,234	19,143	13,007
Restructuring costs(2)	—	4,685	—	—	—
Operating income (loss)	60,612	30,587	12,222	22,310	(1,773)
Interest expense, net	(112,634)	(89,323)	(64,792)	(64,498)	(62,279)
Non-cash change in market valuation of swaps	(1,478)	4,069	(3,130)	(20)	(1,894)
Loss on extinguishments of debt	(12,437)	(7,585)	—	(5,323)	(18,626)
Other (expenses) income, net	48	(868)	473	(404)	(183)
Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(65,889)	(63,120)	(55,227)	(47,935)	(84,755)
Benefit (provision) from income taxes	—	24,063	3,595	—	(17,798)
Loss from continuing operations before cumulative effect of accounting change	(65,889)	(39,057)	(51,632)	(47,935)	(102,553)
Income from discontinued operations, net of taxes (including gain on sale of $151.2 million in 2002, $2.2 million in 2003, $3.5 million in 2004 and $11.2 million in 2005)(3)(4)	2,274	155,507	2,515	3,659	11,207
Income (loss) before cumulative effect of accounting change	(63,615)	116,450	(49,117)	(44,276)	(91,346)
Cumulative effect of accounting change, net of taxes(5)	—	(184,904)	—	—	—
Net (loss)	$(63,615)	$(68,454)	$(49,117)	$(44,276)	$(91,346)
Basic loss from continuing operations per common share before cumulative effect of accounting change	$(3.62)	$(1.98)	$(2.61)	$(2.40)	$(5.03)
Income from discontinued operations, net.	$0.13	$7.90	$0.13	$0.18	$0.55
Cumulative effect of accounting change, net	—	$(9.40)	—	—	—
Basic net loss per common share	$(3.49)	$(3.48)	$(2.48)	$(2.22)	$(4.48)
Basic shares used in earnings per share calculation	18,185,945	19,675,883	19,783,227	19,950,689	20,371,504
Other Financial Data:
Cash flow provided by (used in) operating activities.	$24,982	$(21,827)	$8,431	$(17,557)	$(59,364)
Cash flow (used in) provided by investing activities.	$(14,768)	$615,922	$(16,755)	$5,280	$(1,271)
Cash flow (used in) provided by financing activities	$(13,853)	$(485,625)	$229,068	$(225,042)	$44,902
Payments for program license liabilities	$19,346	$20,452	$20,351	$18,964	$23,342
Capital expenditures	$9,653	$17,580	$18,282	$12,073	$7,159
Balance Sheet Data (as of end of Period):
Total assets	$1,543,015	$890,360	$1,061,664	$804,267	$787,547
Long-term debt (including current portion)(6)	$1,233,059	$731,773	$966,631	$740,438	$785,858

Stockholders’ equity (deficit)	$134,769	$73,993	$28,330	$(13,163)	$(101,320)

(1)          Net revenue is total revenue net of agency and national representation commissions.

(2)          The Company recorded $4.7 million of restructuring charges for the year ended December 31, 2002, for costs incurred in connection with a reorganization plan implemented at KRON.

(3)          In May 2002, the Company sold KCAL-TV to Viacom for $650.0 million, and recognized a gain on the sale of $151.2 million, net a tax provision of $135.9 million, for the year ended December 31, 2002. The Company recorded an additional gain of $2.2 million for the year ended December 31, 2003, after all payments were finalized.

(4)          On October 15, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. to sell the assets of WTVO-TV, in two steps. The first step was completed on November 1, 2004, and the Company recognized a gain of approximately $3.5 million, net a tax provision of $300,000 for the year ended December 31, 2004. The second step of the sale occurred in January 2005, and the Company recorded an additional gain of $11.2 million, net a tax provision of $450,000 for the year ended December 31, 2005.

(5)          The Company adopted FASB Statement No. 142, “Accounting for Goodwill and Other Intangible Assets” during the first quarter of 2002, and as a result recorded a cumulative effect of accounting change of approximately $308.2 million less a tax benefit of $123.3 million.

(6)          Includes unamortized bond premium balances of $7.7 million, $4.7 million, $10.4 million, $8.5 million and $3.0 million  as of December 31, 2001, 2002, 2003, 2004 and 2005 respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

Overview of our Business—This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2005 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the accompanying financial statements and notes thereto.

Results of Operations—This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2005. This analysis is presented on a consolidated basis. In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two years ended December 31, 2005, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 59% of the 2005 gross revenue of the Company’s stations was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Use of Estimates.   The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles, requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reported period. The Company uses significant estimates in determining the allowance for doubtful accounts, the amortization of programming contracts, the evaluation of intangible assets and pension benefit obligations and costs.

Revenue Recognition.   As discussed above, the operating revenue of the Company’s stations is derived primarily from advertising revenue, which represented approximately 94%, 95% and 96% of the Company’s total revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

•       Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast.

•       Network Compensation—Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS and one is affiliated with NBC. The Company recently renewed its affiliations with ABC, CBS and NBC. Under the renewed affiliations, the Company is receiving significantly less network compensation than it received under the expired agreements. Network compensation from ABC, CBS and NBC is recognized on a straight line basis over the term of the contract.

•       Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows, rental income from tower space and other miscellaneous revenues. Additionally, included in other revenue is retransmission consent revenue, whereby the Company receives consideration from some satellite and cable providers in return for consent to the retransmission of the signals of the Company’s television stations. In some cases, the consideration is based on the number of subscribers receiving the signals. The Company expects to recognize approximately $3.8 million for such retransmission consents in 2006.

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

Television Revenue

Set forth below are the principal types of television revenue received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions. The results from continuing operations for all periods presented do not include the results of operations WTVO-TV (which was sold in two steps—on November 1, 2004 and on January 4, 2005). The results of WTVO-TV are reflected as discontinued operations.

	2003		2004		2005
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenue
Local	$125,245	53.5%	$129,263	49.5%	$135,634	59.1%
National	81,423	34.8	79,674	30.5	73,957	32.2
Network compensation	9,357	4.0	7,200	2.8	2,540	1.1
Political	5,152	2.2	31,815	12.2	4,650	2.0
Barter	8,258	3.5	7,498	2.9	5,149	2.3
Production and other	4,667	2.0	5,406	2.1	7,459	3.3
Total	234,102	100.0	260,856	100.0	229,389	100.0
Agency and sales representative commissions(1)	(31,932)	(13.6)	(35,332)	(13.5)	(31,911)	(13.9)
Net Revenue	$202,170	86.4%	$225,524	86.5%	$197,478	86.1%

(1)          National sales commission paid to AYI which eliminate upon consolidation were $3.7 million, $4.6 million and $3.3 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004.

The following table sets forth the Company’s operating results for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The results from continuing operations for the years ended December 31, 2005 and 2004 do not include the results of operations for WTVO-TV. Results for WTVO-TV are reflected as discontinued operations.

	For the years ended December 31,
	2004	2005	Change	% Change
	(in thousands)
Net revenue	$225,524	$197,478	$(28,046)	(12.4)%
Operating expenses, including SG&A	138,869	140,225	1,356	1.0
Amortization of program license rights	19,111	23,945	4,834	25.3
Depreciation and Amortization	26,091	22,074	(4,017)	(15.4)
Corporate overhead, excluding depreciation expense	19,143	13,007	(6,136)	(32.1)
Operating income (loss)	22,310	(1,773)	(24,083)	(107.9)
Interest expense, net	(64,498)	(62,279)	2,219	3.4
Non-cash change in market valuation of swaps	(20)	(1,894)	(1,874)	(9370.0)
Loss on extinguishment of debt	(5,323)	(18,626)	(13,303)	(249.9)
Other (expense) income, net	(404)	(183)	221	54.7
	(70,245)	(82,982)	(12,737)	(18.1)
Loss from continuing operations before benefit from income taxes	(47,935)	(84,755)	(36,820)	(76.8)
Income tax expense	—	(17,798)	(17,798)	(100.0)
Loss from continuing operations	(47,935)	(102,553)	(54,618)	(113.9)
Income from discontinued operations, net of taxes (including gain on sale of 3.5 million in 2004 and $11.2 million in 2005)	3,659	11,207	7,548	206.3
Net loss	$(44,276)	($91,346)	$(47,070)	(106.3)%
Basic loss from continuing operations per common share	$(2.40)	$(5.03)
Income from discontinued operations, net	0.18	0.55
Basic net loss per common share	$(2.22)	$(4.48)
Basic shares used in earnings per share calculation	19,950,689	20,371,504

Net revenue for the year ended December 31, 2005 was $197.5 million, as compared to $225.5 million for the year ended December 31, 2004, a decrease of $28.0 million or 12.4%. The major components of, and changes to, net revenue were as follows:

•       Gross political revenue for the year ended December 31, 2005 was $4.7 million, as compared to $31.8 million for the year ended December 31, 2004, a decrease of approximately $27.1 million. Political revenue for 2004 was positively impacted by the national democratic primaries, as well as the strongly contested local races in Iowa, California and South Dakota. Political revenue for 2005 was higher than anticipated due to a special election held in California and various political issues in New York and Virginia.

•       The Company’s gross local revenues for the year ended December 31, 2005 increased by 4.9% compared to the year ended December 31, 2004, and gross national revenues for the year ended December 31, 2005 were down 7.2% compared to the prior year. The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives. Furthermore, eight of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. Additionally, two of the ten stations increased local revenue as a result of pre-season football games. Lastly, one of the stations local revenues were positively impacted by a new inventory management system implemented in 2005. The decrease in gross national revenues for the year ended December 31, 2005 was mainly due to decreased spending by various national accounts at five of the Company’s stations, including automotive and telecommunications.

•       Network compensation for the year ended December 31, 2005 was $2.5 million, a decrease of $4.7 million, or 65.3%, compared to $7.2 million for the year ended December 31, 2004. The decrease in network compensation is primarily due to the changes in the new network affiliation agreements with ABC, CBS and NBC whereby the Company is receiving significantly less network compensation over the term of the new agreements. The amounts of network compensation are recorded on a straight line basis over the life of the new agreements. The Company renewed the ABC affiliations at the end of September 2005, and the renewals were retroactive to October 1, 2004. As a result, during the year ended December 31, 2005, the Company recognized approximately $1.1 million of revenue relating to the period October 1, 2004 through September 30, 2005. All amounts received prior to the finalization of the ABC agreement had been recorded as deferred revenue.

•       Barter revenue decreased approximately $2.3 million for the year ended December 31, 2005 due primarily to a change in value of barter programming at one of the Company’s stations.

•       Included in Production/Other revenue for the year ended December 31, 2005 is $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 through the quarter ended June 30, 2005. This revenue was recognized in connection with the settlement of contract claims that the Company had brought against a third party.

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2005 were $140.2 million as compared to $138.9 million for the year ended December 31, 2004, an increase of $1.4 million, or 1.0%. The major components of, and changes to, operating expenses were as follows:

•       During 2005, the Company recorded an additional pension benefit obligation approximating $426,000 for a retired general manager at one of the Company’s stations.

•       Additionally, the Company recorded a non-cash curtailment charge of approximately $542,000 as a result of the pension plan freeze effective October 15, 2005 (discussed further in Note 8 to the Financial Statements).

•       The Company incurred approximately $1.5 million in severance costs relating to cost cutting initiatives and headcount reduction. This represents an increase of approximately $760,000 from 2004.

•       Approximately $862,000 of the increase is attributable to the increase in local sales commissions paid to employees of the Company’s network affiliated stations due to the increase in local revenues, as noted above.

•       Approximately $601,000 of the increase is attributable to increases in media spending at one of the Company’s stations during 2005.

•       Approximately $424,000 of the increase relates to increased expenses associated with the Company’s new local sales initiatives.

•       During the 2004, one of the Company’s stations realized various operating expense reductions which approximated $1.0 million. This compares to only approximately $436,000 of reductions realized during the year ended December 31, 2005.

•       Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $3.0 million for the year ended December 31, 2005, of which approximately $1.8 million relates to restricted and deferred stock awards. The remaining $1.2 million of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan. This compares to non-cash compensation of $2.0 million for the year ended December 31, 2004, of which approximately $861,000 related to restricted and deferred stock awards and the remaining $1.1 million related to the Company’s matching contributions for eligible employees under its defined contribution plan.

The following items acted to offset these changes:

•       Barter expense decreased approximately $2.2 million, as a result of a revaluation of barter programming at one of the Company’s stations.

•       Bonus expense was down approximately $913,000, due to reduced revenues and the Company not meeting certain performance targets.

•       Music licensing fees were down approximately $361,000, due to new music contracts (ASCAP, BMI and SESAC) at various stations, which are at lower rates than the previous agreements.

Amortization of program license rights for the year ended December 31, 2005 was $23.9 million, compared to $19.1 million for the year ended December 31, 2004, an increase of approximately $4.8 million, or 25.3%. The increase for the year ended December 31, 2005 was due to the combination of increased renewal costs of programming as well as the addition of Sex and the City at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $22.1 million for the year ended December 31, 2005 as compared to $26.1 million for the year ended December 31, 2004, a decrease of approximately $4.0 million, or 15.4%. This decrease is due to the following:

•       Approximately $2.5 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated in June 2005.

•       Approximately $1.1 million relates to certain intangible assets becoming fully amortized by the end of the second quarter of 2005. Several of the Company’s stations had capital leases which became fully amortized in 2005, leading to an additional decrease of approximately $392,000.

•       Lastly, approximately $348,000 of this decrease is due to lower amortization expense on debt issuance costs, associated with the May 2005 refinancing.

Corporate Overhead for the year ended December 31, 2005 was $13.0 million compared to $19.1 million for the year ended December 31, 2004, a decrease of approximately $6.1 million, or 32.1%. The major components and changes in corporate expenses were as follows:

•       Approximately $2.2 million of this decrease relates to the severance package that was provided, during 2004, to the Company’s former president, who retired on March 31, 2004. Additionally, there was no incremental increase in overhead resulting from the replacement of the former president, since he was replaced by an existing executive of the Company.

•       Personnel costs decreased by approximately $1.7 million for the year ended December 31, 2005. Approximately $1.2 million of this decrease relates to a reduction in the bonus expense as a result of the reduced revenues and the Company not meeting certain performance targets.

•       Travel expenses decreased by approximately $617,000, due to various corporate training and other initiatives which took place in 2004 and did not occur in 2005.

•       Legal, professional and consulting fees were down approximately $1.1 million for the year ended December 31, 2005, as the Company incurred significant expenses in 2004 relating to its review and compliance with corporate governance legislation.

•       Additionally, business insurance decreased approximately $229,000 for the year ended December 31, 2005, due primarily to renewed policy premiums, which were negotiated at lower rates.

Interest expense for the year ended December 31, 2005 was $62.3 million, compared to $64.5 million for the same period in 2004, a decrease of $2.2 million, or 3.4%. The Company had higher debt levels for the first twenty two days of 2004 associated with the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007. Furthermore, pursuant to the refinancing transaction completed on May 3, 2005, the Company used borrowings under its new $300.0 million senior credit facility to purchase all of its $246,890,000 principal amount of 8½% Senior Notes due 2008. The senior credit facility bears various floating interest rates, based upon LIBOR, ranging from 6.6% to 6.8%, at December 31, 2005, thus reducing interest expense for 242 days of 2005. The Company received payments on its interest rate swaps of $816,000 and $1.7 million for the years ended December 31, 2005 and 2004, respectively, which were recorded as a reduction of interest expense.

The Company recorded a $1.9 million and $20,000 non-cash charge in its income statement, resulting from the change in the market value of interest rate swaps for the year ended December 31, 2005 and 2004, respectively. Since the Company receives interest at a fixed rate and pays interest at a floating rate, the Company’s exposure declines or improves when interest rates rise or fall. The interest rates rose year over year, leading to declined exposure, and therefore a larger non-cash loss.

During the year ended December 31, 2005, the Company terminated its original notional amount $63.2 million interest rate swap with Deutsche Bank. This swap was accounted for at market value and did not qualify for hedge accounting. This termination occurred in three separate partial termination agreements, during May and November 2005. In connection with the terminated interest rate swap agreement, the Company made net interest payments totaling approximately $2.7 million. The payments were reduced by the Company’s accrued interest income on the interest rate swap. The difference between the payment and the fair market value of the terminated swap was recorded as interest expense for the period (approximating $28,000). (see “Liquidity and Capital Resources”)

During the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.  This loss is comprised of the cost of the consent solicitation (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000). This compares to a loss on extinguishment of debt from the write-off of related unamortized deferred financing costs for the year ended December 31, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 ¾% senior subordinated notes due 2007.

The Company recorded an income tax provision of $17.8 million for the year ended December 31, 2005. This provision includes a deferred tax liability of $17.2 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes (see “Income Taxes”).

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005. The Company recorded income from discontinued operations of approximately $112,000 for the year ended December 31, 2004.

As a result of the above-discussed factors, the net loss for the Company was $91.3 million for the year ended December 31, 2005, compared to a net loss of $44.3 million for the year ended December 31, 2004 a change of $47.1 million or 106.3%.

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

	For the years ended December 31,
	2003	2004	Change	% Change
	(in thousands)
Net revenue	$202,170	$225,524	$23,354	11.6%
Operating expenses, including SG&A	131,327	138,869	7,542	5.7
Amortization of program license rights	20,054	19,111	(943)	(4.7)
Depreciation and Amortization	25,333	26,091	758	3.0
Corporate overhead, excluding depreciation expense	13,234	19,143	5,909	44.7
Operating income	12,222	22,310	10,088	82.5
Interest expense, net	(64,792)	(64,498)	294	0.5
Non-cash change in market valuation of swaps	(3,130)	(20)	3,110	99.4
Loss on extinguishment of debt	—	(5,323)	(5,323)	(100.0)
Other income	473	(404)	(877)	(185.4)
	(67,449)	(70,245)	(2,796)	(4.1)
Loss from continuing operations before benefit from income taxes	(55,227)	(47,935)	7,292	13.2
Benefit from income taxes	3,595	—	(3,595)	(100.0)
Loss from continuing operations	(51,632)	(47,935)	3,697	(7.2)
Income from discontinued operations, net of taxes (including gain on sale of 3.5 million in 2004)	2,515	3,659	1,144	45.5
Net loss	$(49,117)	$(44,276)	$4,841	9.9%
Basic loss from continuing operations per common share	$(2.61)	$(2.40)
Income from discontinued operations, net	0.13	0.18
Basic net loss per common share	$(2.48)	$(2.22)
Basic shares used in earnings per share calculation	19,783,227	19,950,689

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 3% of total revenues. Net revenue for the year ended December 31, 2004 was $225.5 million, as compared to $202.2 million, for the year ended December 31, 2003, an increase of $23.3 million or 11.6%. The major components of, and changes to, net revenue were as follows:

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

•       The Company’s gross local revenues for the year ended December 31, 2004 increased by 3.2% compared to the year ended December 31, 2003 and gross national revenues for the year ended December 31, 2004, were down 2.1% compared to the prior year. The majority of the decrease in gross national revenues is directly related to the large amount of political revenues, which served to reduce the Company’s capacity to air national advertising.

•       Network compensation for the year ended December 31, 2004 was $7.2 million, a decrease of $2.2 million, or 23%, compared to $9.4 million for the year ended December 31, 2003.  The decrease in network compensation is due to primarily the changes in the new network affiliation agreements with CBS and the then pending renewal of network affiliation agreements with ABC and NBC (as discussed further in “Liquidity and Capital Resources”) whereby the Company anticipates that it will be receiving significantly less network compensation over the term of the agreements, the amounts of which will be recorded on a straight line basis over the life of the agreements. The Company renewed the ABC affiliations at the end of September 2005, and the renewals were retroactive to October 1, 2004. As a result, during the year ended December 31, 2005, the Company recognized approximately $1.1 million of revenue relating to the period October 1, 2004 through September 30, 2005. All amounts received prior to the finalization of the ABC agreement had been recorded as deferred revenue.

Operating expenses, including selling, general and administrative expenses for the year ended December 31, 2004 were $138.9 million as compared to $131.3 million for the year ended December 31, 2003, an increase of $7.5 million, or 5.7%. The major components and changes in operating expenses were as follows:

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

•       Travel expenses increased for the year ended December 31, 2004 by approximately $322,000, due to travel increases for various corporate training and other initiatives.

•       The Company also experienced increases in the premiums related to directors and officers’ liability insurance policy, which accounted for approximately $471,000 of the increase.

Interest expense for the year ended December 31, 2004 was $64.5 million, compared to $64.8 million for the same period in 2003, a decrease of $294,000, or 0.5%. The Company received payments on its interest rate swaps of $1.7 million and $2.4 million for the years ended December 31, 2004 and 2003, respectively, which was recorded as a reduction of interest expense.

The Company recorded a $20,000 and $3.1 million non-cash charge in its income statement resulting from the change in market valuation of interest rate swaps for the years ended December 31, 2004 and 2003, respectively. The Company recorded $2.5 million of non-cash interest expense for the year ended December 31, 2003, relating to the amortization of other comprehensive loss in connection with its swap transactions entered into in 2000 and terminated in June 2001. The Company also recorded a mark-to-market non-cash gain of approximately $655,000 for the year ended December 31, 2003, for the change in the fair value of its outstanding fair value economic hedges non-cash interest expense for the year ended December 31, 2003 (see “Liquidity and Capital Resources”).

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

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating its liquidity and capital resources (in thousands).

	Years Ended December 31,
	2004	2005
Net cash provided by (used in):
Operating activities	$(17,558)	$(59,364)
Investing activities	$5,280	$(1,270)
Financing activities	$(225,041)	$44,902
Net increase (decrease) in cash and cash equivalents	$(237,319)	$(15,732)

	December 31,
	2004	2005
Cash and cash equivalents	$93,831	$78,099
Long-term debt, including current portion	$740,438	$785,859
Available under senior credit agreement	$20,000	$20,000

The Company’s cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming broadcast on its stations. Any significant decline in the advertising market or performance of such television programming could adversely impact the Company’s cash flow from operations.

The performance of KRON-TV has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The Company’s operating results have been adversely affected by a slower than expected recovery in the San Francisco market.

The Company has renewed its affiliations with ABC with respect to WKRN- TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV. The renewed ABC affiliations expire on December 31, 2009, the renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements. For the year ended December 31, 2005, the network compensation received by the Company was approximately 21% of historical average annual network compensation.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company’s debt. It should be noted that commencing on September 30, 2005, the Company was required to make scheduled principal payments under the term loan portion of the senior credit agreement, on a quarterly basis, equal to 0.25% of the initial aggregate amount of the term loan.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the years ended December 31, 2005 and 2004 was $59.4 million and $17.6 million, respectively. The reduction of cash from operating activities year over year was due primarily to the following factors:

•       Net revenues were down approximately $28.0 million year over year. The majority of this decrease relates to political revenue. As discussed above, political revenue for 2004 was positively impacted by the national democratic primaries, as well as the strongly contested local races in Iowa, California and South Dakota, while 2005 had only limited state and local elections.

•       The Company made approximately $23.3 million of payments on its programming liabilities for the year ended December 31, 2005, an increase of approximately $4.1 million from the year ended December 31, 2004.

•       In connection with the cash tender offer and consent solicitation completed May 3, 2005, the Company made consent payments and paid a tender consideration premium and other fees totaling approximately $18.1 million.

•       Operating expenses were up approximately $1.4 million as a further discussed above in Results of Operations.

•       Trade accounts receivable increased approximately $1.2 million for the year ended December 31, 2005. This increase is primarily due to the fact that 2004 was an election year, with a significant amount of political advertising revenue in the fourth quarter that was paid in advance. It was noted that both local and national accounts receivable increased for the year.

•       Accrued expenses and other liabilities decreased approximately $2.2 million. This decrease was due primarily to a decrease in 2005 in the bonus accrual approximating $1.7 million, as the Company did not meet certain operating targets in 2005. Furthermore, accrued professional fees were down approximately $380,000 due primarily to reductions in professional fees year over year.

•       Other assets increased approximately $1.3 million, of which approximately $1.0 million of the increase relates to a cash investment in U.S Treasury Bonds with a maturity that extends over three months.

The following item partially offset the above increases:

•       Prepaid expenses decreased approximately $1.2 million for the year ended December 31, 2005 of which approximately $841,000 relates to prepaid corporate expenses. At Corporate, prepaid insurance decreased approximately $201,000 due to renewed insurance policies negotiated at lower rates. During the 2005, the Company expensed costs relating to a tax consulting project. Furthermore, prepaid expense decreased $258,000 due to fees related to the WTVO sale that were expensed in January when the final portion of the sale closed. Lastly, KRON’s prepaid expenses were down approximately $210,000, the majority of which relates to the prepaid pension expense which was fully expensed in 2005 due to the pension freeze effective October 15, 2005

Investing Activities

Cash used in investing activities for the year ended December 31, 2005 was $1.3 million, compared to cash provided by investing activities for the year ended December 31, 2004 of $5.3 million. The following changes in investing activities were noted:

•       Investing activities in 2005 included $5.8 million of proceeds from the closing on January 4, 2005 of the second step of the sale of WTVO-TV to Mission Broadcasting, as compared to proceeds of $15.9 million relating to the first step of the sale of WTVO-TV in 2004.

•       Capital expenditures for the year ended December 31, 2005 of $7.2 million was significantly lower than capital expenditures of $12.2 million for the year ended December 31, 2004. During part of 2004, the Company incurred significant capital expenditures for building digital transmission facilities, as required by Federal Communications Commission regulations.

•       Deposits and other assets for the Company decreased by approximately $28,000 for the year ended December 31, 2005 as compared to a decrease of $1.4 million for the year ended December 31, 2004. The decrease in deposits and other assets for the year ended December 31, 2005, is due primarily to a decrease in investments in unconsolidated subsidiaries.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2005 was $44.9 million, compared to cash used in financing activities for the year ended December 31, 2004 of $225.0 million. On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). See “Debt Instruments, Guarantees and Related Covenants” for further details on the Senior Credit Facility.

The Company made principal repayments of $1.5 million on its Senior Credit Facility during the year ended December 31, 2005.

On December 23, 2003, the Company completed a private add-on offering of $90.0 million principal amount of its 8½% Senior Notes due 2008 (the “Senior Notes Add-On”) and a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”). In connection with the December 2003 Notes and the Senior Notes Add-On, the Company recorded approximately $640,000 of deferred financing costs in 2004 that was to be amortized over the term of the respective notes. On January 22, 2004, the Company used the net proceeds of the Senior Notes Add-On of approximately $94.1 million to redeem all of the Company’s 9% Senior Subordinated Notes due 2006 plus accrued interest. Additionally, on January 22, 2004, the Company used the net proceeds of the December 2003 Notes of approximately $136.5 million to redeem all of the Company’s 8 3/4% Senior Subordinated Notes due 2007 plus accrued interest. On May 3, 2005, in connection with the cash tender offer and consent solicitation commenced April 11, 2005, the Company repurchased all of its outstanding 8 ½% Senior Notes due 2008, including the Senior Notes Add-On.

The Company made payments under capital lease obligations of $636,000 and $659,000 for the year ended December 31, 2005 and 2004, respectively

Debt Instruments, Guarantees and Related Covenants

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears various floating interest rates, based upon LIBOR, ranging from 6.6% to 6.8% at December 31, 2005.  On May 3, 2005, the full $300 million of the term loan was borrowed. Approximately $278.0 million borrowings from the term loan was used to finance the purchase by the Company of all of its $246,890,000 outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing will be used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility. At December 31, 2005, approximately $298.5 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.  This loss is comprised of the cost of the consent solicitation (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

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

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap will become effective on May 8, 2006 and expires on May 8, 2008. Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133 and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the year ended December 31, 2005, a gain of approximately $578,000 was recorded in other comprehensive income (loss). This amount will be reclassified commencing May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million. In connection with the termination, the Company made a net interest payment of approximately $702,000, reduced by the Company’s accrued interest income (approximately $35,000). In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000). The difference between the payment and the fair market value of the partially terminated swap was recorded as interest expense during the period (approximately $9,000).

On November 17, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one half of its remaining notional amount $42.1 million interest rate swap. Further, on November 23, 2005, the Company entered into a final termination agreement with Deustche Bank to terminate the remaining notional amount $21.1 million interest rate swap. In connection with the terminated interest rate swap agreement, the Company made net interest payments of $997,500 and $992,000, which includes the Company’s accrued interest on the swap from the last payment date of September 1, 2005 through the termination dates of November 17, 2005 and November 23, 2005. In accordance with the termination, the swap liability was reduced by the fair market value of the swap as of the termination dates (approximately $2.0 million in total on both November 17, 2005 and November 23, 2005). The difference between the two payments and the fair market value of the terminated swap was recorded as interest expense during the period (approximately $19,000).

The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that are recorded during the period. Debt amounts outstanding at December 31, 2004 and 2005 were as follows (dollars in thousands):

					Annualized
	12/31/04		12/31/05		Interest Payments(1)
Senior Credit Facility	$—		$298,500		$20,009
8 1/2% Senior Notes due 2008	251,865	(2)	—		—
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,871	(3)	347,292	(3)	34,429
Total Debt (excluding capital leases)	$739,736		$785,792		$66,688

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at December 31, 2005, multiplied by the interest rates of the related debt instruments. The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $750,000.

(2)          Includes an unamortized premium balance of $5.0 million for the year ended December 31, 2004.

(3)          Includes unamortized premium balances of $3.6 million and $3.0 million for the years ended December 31, 2004 and 2005, respectively.

The Company’s total debt at December 31, 2005 was approximately $785.9 million, consisting of $298.5 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $3.0 million of bond premiums and $66,000 of capital leases. In addition, at December 31, 2005, the Company had $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand ($78.1 million at December 31, 2005), cash flow from operations and funds available under the Senior Credit Facility ($20.0 million at December 31, 2005).

Income Taxes

The Company files a consolidated federal income tax return and such state or local tax returns as required. The Company recorded a gain from the sale of WTVO-TV of approximately $14.7 million, net of a provision for income taxes of $750,000. The gain and related income tax provision was recorded as part of discontinued operations. Approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in 2005 and approximately $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 (see Note 7 to the Consolidated Financial Statements).  At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $339.9 million expiring at various dates through 2025.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (“SFAS 142”) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period. Income tax expense for the year ended December 31, 2005 primarily consists of deferred income taxes of $17.2 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. Based on our current estimates, the Company expects to recognize an additional deferred tax provision of approximately $173.4 million through 2015, of which approximately $19.2 million will be recognized in 2006.

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

The following tables summarize separately the Company’s material obligations and commitments at December 31, 2005, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund these obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-2 years	3-4 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$782,799	$3,000	$6,000	$6,000	$767,799
Cash Interest Payments(1)	299,298	46,780	93,560	93,501	65,457
Capital Lease Obligations	66	45	21	—	—
Operating Leases (net of sublease income)	6,050	1,645	2,815	1,258	332
Unconditional Purchase Obligations(2)	26,402	17,282	3,427	5,693	—
Other Long-Term Obligations(3)	109,698	10,336	48,326	42,393	8,643
Total Contractual Cash Obligations	$1,224,313	$79,088	$154,149	$148,845	$842,231

(1)          Only includes interest on fixed rate debt. The $300.0 million Senior Credit Facility, which matures on November 3, 2012, bears interest at various floating rates based on LIBOR. The various December 31, 2005 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments. Based on this weighted average, total additional interest over the term of the floating rate facility approximates $132.3 million.

(2)          Unpaid program license liability reflected on the December 31, 2005 balance sheet.

(3)          Obligations for programming that has been contracted for, but not recorded on the December 31, 2005 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123R). SFAS 123R supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. Pro forma disclosure is no longer an alternative.

Companies are required to implement SFAS 123R at the beginning of their next fiscal year that begins on or after June 15, 2005. Accordingly, the Company adopted SFAS 123R for the fiscal year beginning January 1, 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on requirements of Statement 123 for all rewards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted Statement 123R using the modified prospective method on January 1, 2006.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of SFAS 123R will require the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period.

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005 the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares (see Note 6 to the Consolidated Financial Statements). As a result of the above-discussed exchange agreement and exchange offer, as of December 31, 2005, the Company had an aggregate of 900 outstanding stock options that were unvested as of December 31, 2005 and management does not anticipate future compensation expense, related to existing options, to be significant under SFAS 123R . The Company will incur compensation expense of approximately $2.6 million, $1.9 million, and $879,000 related to previously awarded restricted shares and deferred stock units in 2006, 2007 and 2008 respectively.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with approximately $298.5 million outstanding as of December 31, 2005, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates. The Company has entered into an interest rate swap agreement to reduce the impact of changing interest rates on its floating debt rate.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of December 31, 2005 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The

10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments. The Company has entered into two derivative financial instruments. In 2001, the Company entered into an interest rate swap for a notional amount of $63.2 million, which expires in 2011. This swap was terminated during the year ended December 31, 2005. On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million. The swap is effective on May 8, 2006 and expires on May 8, 2008. The Company accounts for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). (See Note 5 to the Consolidated Financial Statements)

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and subsidiaries at December 31, 2004 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Young Broadcasting  Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

New York, New York
February 24, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Young Broadcasting  Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Young Broadcasting Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Young Broadcasting Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Broadcasting Inc. and subsidiaries as of December 31, 2004 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 24, 2006

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$93,831,317	$78,099,123
Trade accounts receivable, less allowance for doubtful accounts of $1,062,000 in 2004 and $1,050,000 in 2005	40,099,229	40,768,181
Current portion of program license rights	14,892,686	21,763,650
Prepaid expenses	4,034,408	2,785,369
Other current assets	1,000,000	1,979,314
Assets held for sale	1,459,370	—
Total current assets	$155,317,010	$145,395,637
Property and equipment, less accumulated depreciation and amortization	84,703,428	75,328,016
Program license rights, excluding current portion	393,586	7,018,090
Deposits and other assets	2,601,362	3,575,404
Investments in unconsolidated subsidiaries	3,947,270	4,451,831
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets, net	70,346,609	65,454,167
Deferred charges, less accumulated amortization	11,029,308	10,395,399
Total assets	$804,267,395	$787,547,366
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,384,045	$8,933,428
Accrued interest	17,575,523	18,954,497
Accrued expenses	17,746,443	17,187,952
Current installments of program license liability	14,375,405	17,282,456
Current installments of long-term debt	—	3,000,000
Current installments of obligations under capital leases	625,845	45,445
Liabilities held for sale	7,636,284	—
Total current liabilities	64,343,545	65,403,778
Program license liability, excluding current installments	523,771	9,119,940
Long-term debt, excluding current installments	739,736,233	782,791,781
Deferred tax liability and other long-term tax liabilities	7,992,485	26,684,273
Other liabilities	4,758,328	4,847,411
Obligations under capital leases, excluding current installments	76,110	20,546
Total liabilities	817,430,472	888,867,729
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 17,858,567 at 2004 and 18,907,651 at 2005	17,859	18,908
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 2,066,133 at 2004 and 1,941,414 at 2005	2,066	1,941
Additional paid-in capital	381,090,583	384,173,020
Accumulated other comprehensive loss	(2,586,996)	(2,481,117)
Accumulated deficit	(391,686,589)	(483,033,115)
Total stockholders’ deficit	(13,163,077)	(101,320,363)
Total liabilities and stockholders’ deficit	$804,267,395	$787,547,366

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2003	2004	2005
Net operating revenue	$202,169,714	$225,523,353	$197,477,784
Operating expenses, excluding depreciation expense	73,164,547	74,350,957	73,083,569
Amortization of program license rights	20,053,665	19,110,737	23,944,516
Selling, general and administrative expenses, excluding depreciation expense	58,161,546	64,518,113	67,141,829
Depreciation and amortization	25,333,168	26,090,868	22,074,495
Corporate overhead, excluding depreciation expense	13,234,346	19,142,871	13,006,874
Operating income (loss)	12,222,442	22,309,807	(1,773,499)
Interest expense, net	(64,793,438)	(64,497,574)	(62,278,902)
Non-cash change in market valuation of swaps	(3,130,368)	(19,900)	(1,894,433)
Loss on extinguishments of debt	—	(5,323,375)	(18,625,706)
Other income (expense), net	473,466	(404,693)	(182,896)
	(67,450,340)	(70,245,542)	(82,981,937)
Loss from continuing operations before benefit (provision) for income taxes	(55,227,898)	(47,935,735)	(84,755,436)
Benefit (provision) for income taxes	3,595,144	—	(17,797,894)
Loss from continuing operations	(51,632,754)	(47,935,735)	(102,553,330)
Income from discontinued operations, net of taxes, including gain on sale of $2.2 million in 2003, $3.5 million in 2004 and $11.2 million in 2005	2,515,387	3,659,368	11,206,804
Net loss	$(49,117,367)	$(44,276,367)	$(91,346,526)
Basic and diluted loss per common share:
Loss from continuing operations	$(2.61)	$(2.40)	$(5.03)
Income from discontinued operations, net	0.13	0.18	0.55
Net loss per common share	$(2.48)	$(2.22)	$(4.48)
Weighted average shares—Basic and dilutive	19,783,227	19,950,689	20,371,504

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Total Comprehensive	Total Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Equity
Balance at January 1, 2003	$17,506	$2,212	376,234,121	$(298,292,855)	$(3,967,980)		$73,993,004
Contribution of shares into Company’s defined contribution plan	71		1,101,714				1,101,785
Conversion of Class B Common Stock to Class A Common Stock	83	(83)
Employee stock purchase plan	18		225,922				225,940
Exercise of stock options	18		237,494				237,512
Net loss for 2003				(49,117,367)		$(49,117,367)	(49,117,367)
Other			3,311				3,311
Minimum pension liability adjustment					(589,019)	(589,019)	(589,019)
Amount of reclassification to earnings					2,474,597	2,474,597	2,474,597
Total comprehensive loss						$(47,231,789)
Balance at December 31, 2003	$17,696	$2,129	377,802,562	$(347,410,222)	$(2,082,402)		$28,329,763
Contribution of shares into Company’s defined contribution plan	77		1,115,704				1,115,781
Conversion of Class B Common Stock to Class A Common Stock	63	(63)
Employee stock purchase plan	19		283,882				283,901
Exercise of stock options	4		69,893				69,897
Restricted stock awarded			988,021				988,021
Non-cash stock compensation			830,250				830,250
Net loss for 2004				(44,276,367)		$(44,276,367)	(44,276,367)
Other			271				271
Minimum pension liability adjustment					(504,594)	(504,594)	(504,594)
Total comprehensive loss						$(44,780,961)
Balance at December 31, 2004	$17,859	$2,066	$381,090,583	$(391,686,589)	$(2,586,996)		$(13,163,077)
Contribution of shares into Company’s defined contribution plan	221		1,184,390				1,184,611
Conversion of Class B Common Stock to Class A Common Stock	125	(125)
Employee stock purchase plan	32		203,613				203,645
Restricted stock awarded	671		1,694,434				1,695,105
Net loss for 2005				(91,346,526)		$(91,346,526)	(91,346,526)
Unrealized gain on derivative instrument					578,270	578,270	578,270
Minimum pension liability adjustment					(472,391)	(472,391)	(472,391)
Total comprehensive loss						$(91,240,647)
Balance at December 31, 2005	$18,908	$1,941	$384,173,020	$(483,033,115)	$(2,481,117)		$(101,320,363)

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2004	2005
Operating activities
Net loss	$(49,117,367)	$(44,276,367)	$(91,346,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of stations, net of taxes	(2,190,335)	(3,547,043)	(11,206,804)
(Benefit) provision for income tax	(3,595,144)	—	17,797,894
Depreciation and amortization of property and equipment	18,083,578	18,996,286	16,029,402
Provision for uncollectible accounts	357,433	493,602	486,694
Amortization of program license rights	20,301,259	19,363,006	23,944,516
Amortization of broadcasting licenses, other intangibles and deferred charges	7,821,960	7,671,519	6,045,093
Non-cash compensation paid in Common Stock	1,112,680	1,958,144	1,221,548
Restricted / Deferred Stock Awarded	—	988,021	1,772,413
Non-cash change in market valuation of swaps	3,130,368	19,900	1,894,343
Loss on extinguishment of debt	—	1,305,786	388,757
Non-cash curtailment charge	—	—	542,223
Loss (gain) on disposal of fixed assets	84,293	(9,766)	(15,216)
Income from escrow deposits	(97,762)	—	—
Interest payments from escrow account	13,335,650	—	—
Income tax payments refund, net	32,382,525	—	—
Payments on programming license liabilities	(20,597,463)	(19,239,342)	(23,342,038)
Changes in assets and liabilities
(Increase) decrease in trade accounts receivable	(1,699,558)	1,894,974	(1,168,193)
Decrease (increase) in prepaid expenses	305,110	(887,628)	1,161,268
Decrease in trade accounts payable	(6,675,857)	(2,198,458)	(82,350)
(Decrease) increase in accrued expenses and other liabilities	(5,842,299)	1,110,094	(2,163,035)
Decrease (increase) in other assets	1,016,106	(1,200,441)	(1,323,757)
Net cash provided by (used in) operating activities	8,115,177	(17,557,713)	(59,363,768)
Investing activities
Capital expenditures	(20,429,249)	(12,183,146)	(7,159,084)
Net proceeds from sale of WTVO-TV	—	15,911,392	5,802,243
Proceeds from the disposal of fixed assets	52,515	103,423	58,615
Decrease (increase) in deposits and other assets	3,937,380	1,448,622	27,632
Net cash provided by (used in) investing activities	(16,439,354)	5,280,291	(1,270,594)
Financing activities
Principal borrowings on long-term debt	—	—	300,000,000
Principal payments on Credit Facility	—	—	(1,500,000)
Redemption of senior subordinated notes		(223,811,000)	—
Repurchase of senior notes		—	(246,890,000)
Deferred debt financing costs incurred	(6,610,899)	(641,980)	(6,071,868)
Proceeds from sale of notes	236,219,000	—	—
Proceeds from exercise of options	237,512	69,897	—
Principal payments under capital lease obligations	(780,984)	(658,513)	(635,964)
Proceeds from other financing activities	3,311	—	—
Net cash (used in) provided by financing activities	229,067,940	(225,041,596)	44,902,168
Net increase (decrease) in cash	220,743,763	(237,319,018)	(15,732,194)
Cash and cash equivalents at beginning of year	110,406,572	331,150,335	93,831,317
Cash and cash equivalents at end of year	$331,150,335	$93,831,317	78,099,123
Supplemental disclosure of cash flow information
Interest paid	$65,662,547	$65,972,915	64,173,977
Income tax payments (refund), net	$(32,382,525)	—	—

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

The Company sold its station in Rockford Illinois, WTVO-TV, in two steps, the first in 2004 and the second in 2005. Accordingly, the results of WTVO-TV have been recorded as part of discontinued operations. (See Note 3)

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly owned subsidiaries and three partnerships. Intercompany accounts and transactions have been eliminated in consolidation.

For investments in which the Company owns 20% to 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method. Accordingly, the Company’s share of earnings and losses of these companies are included in other income (expense), net in the accompanying consolidated statements of operations of the Company. The Company recorded its share of losses from these investments of approximately $200,000 and its share of earnings from these investments of approximately $458,000 for the year ended December 31, 2004 and 2005, respectively.

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

The performance of KRON-TV has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The Company’s operating results have been adversely affected by a slower than expected recovery in the San Francisco market.

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

significant risk of nonperformance by these counterparties as the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts, the realizability of program license rights, valuation of barter arrangements and the useful lives and carrying value of intangible assets. Actual results could differ from those estimates.

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

Program License Rights

Program license rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program rights with lives of one year or less are amortized on a straight-line basis. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program costs are charged to operating expense as the programs are broadcast. Program license rights are evaluated on a quarterly basis to determine if revenues support the recorded basis of the asset. If the revenues are insufficient, additional analysis is done by the Company to determine if there is an impairment of the asset. If an impairment exists, the Company will “write-down” the program as additional amortization of program license rights.

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases is generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

Classification	Estimated Useful Lives
Land improvements	5-19 years
Buildings and building improvements	5-40 years
Broadcast equipment	3-10 years
Office furniture, fixtures and other equipment	5-8 years
Vehicles	3-5 years

Property and equipment at December 31, 2004 and 2005 consist of the following:

	2004	2005
	(in thousands)
Land and land improvements	$8,007	$8,012
Buildings and building improvements	40,118	40,931
Broadcast equipment	177,417	180,986
Office furniture, fixtures and other equipment	19,137	20,321
Vehicles	7,893	8,528
Assets in Service	252,572	258,778
Construction in Progress	1,440	899
Total Fixed Assets	254,012	259,677
Less accumulated depreciation and amortization	(169,309)	(184,349)
	$84,703	$75,328

Depreciation expense, including capitalized lease amortization, for the years ended December 31, 2005, 2004 and 2003 was $16.0 million, $18.5 million and $17.6 million, respectively.

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

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), whereby goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives will continue to be amortized over their useful lives. The Company performed its annual impairment test in the fourth quarter of 2003, 2004 and 2005 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the disclosures related to broadcast licenses and amortizable intangible assets required under Statement 142:

	As of December 31, 2004			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite lived intangible assets:
Network affiliations	$91,164	$(28,045)	$63,119	$91,164	$(30,914)	$60,250
Other intangible assets	$13,989	$(6,761)	$7,228	$13,401	$(8,197)	$5,204
Total amortized intangible assets	$105,153	$(34,806)	$70,347	$104,565	$(39,111)	$65,454

Aggregate amortization expense for the years ended December 31, 2003, 2004 and 2005 was $5.7 million, $5.5 million and $4.3 million, respectively. The amortization expense for intangible assets is estimated to be approximately $4.2 million in 2006, $4.0 million in 2007, $3.8 million in 2008 and $3.8 million in 2009 and $3.2 million in 2010. Network Affiliation Agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years

As part of an ongoing review of the valuation and amortization of other intangibles of the Company and its subsidiaries, management assesses the carrying value of other definite-lived intangibles if facts and circumstances suggest that there may be impairment. If this review indicates that other finite-lived intangibles will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangibles would be reduced to estimated fair value. In connection with the renewals of the Network Affiliation Agreements, the Company reviewed the related undiscounted cash flows and determined that there was no impairment present.

Deferred Charges

Deferred charges at December 31, 2004 and 2005 consist of the following (dollars in thousands):

	2004	2005
Debt issuance costs	$15,430	$12,589
Other	1,194	1,092
	16,624	13,681
Less accumulated amortization	(5,595)	(3,285)
	$11,029	$10,396

Debt issuance costs are deferred and are amortized over the term of the related debt when funded.

In January 2004, upon the redemption of the 8¾% Senior Subordinated Notes due 2007 and the 9% Senior Subordinated Notes due 2006, the Company expensed all of the remaining related deferred debt

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

financing costs, net of accumulated amortization of approximately $1.3 million, and recorded it as a loss on extinguishment of debt.

In May 2005, upon completion of a cash tender offer and consent solicitation relating to its 8½% Senior Notes due 2008, the Company expensed all of the remaining related deferred financing costs, net of accumulated amortization of approximately $4.9 million, and recorded it as a loss on extinguishment of debt.

In May 2005, the Company capitalized approximately $6.0 million of fees associated with the new $300.0 million term loan and $20.0 million revolving credit facility.

Revenue Recognition

Substantially all of the Company’s net operating revenue is comprised of gross revenues from the sale of advertising time on each of the Company’s television stations, less agency commissions. Operating revenue of the Company’s stations is derived primarily from advertising revenue, which represented approximately 94%, 95% and 96% of the Company’s total revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

•       Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast. See ‘Barter Arrangements’ below.

•       Network Compensation—Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS and one is affiliated with NBC. The Company recently renewed eight of its nine affiliations with ABC, CBS and NBC. Under the renewed affiliations, the Company is receiving significantly less network compensation than it received under the expired agreements. Network compensation from ABC, CBS and NBC is recognized on a straight line basis over the term of the contract. The Company has received notice from CBS with respect to KELO that the network will not renew the affiliation agreement currently in place and that the network wishes to negotiate a new agreement. The KELO affiliation agreement with CBS expires on October 2, 2006. While the Company is unable to predict the terms of a new affiliation agreement, the Company believes that KELO will have a network affiliation in place at the expiration date of the current affiliation.

•       Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows, rental income from tower space and other miscellaneous revenues. Additionally, included in other revenue is retransmission consent revenue, whereby the Company receives consideration from some satellite and cable providers in return for consent to the retransmission of signals of the Company's television stations. In some cases, the consideration is based on the number of subscribers receiving the signals.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions amounted approximately $345,000, $43,000 and $70,032 in 2003, 2004 and 2005,

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

respectively, and is recognized in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2004 and 2005, of $296,000 and $3.8 million, respectively.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and combined and separate state tax returns as appropriate. In addition, partnership returns are filed for its three partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return.

Other Comprehensive Loss

Other comprehensive loss at December 31, 2003, 2004 and 2005 consist of the following (dollars in thousands):

Year	Pension Adjustment	Derivative Adjustment	Accumulated Other Comprehensive Income
January 1, 2003	$(1,493)	$(2,475)	$(3,968)
2003 Activity	(589)	2,475	1,886
January 1, 2004	(2,082)	—	(2,082)
2004 Activity	(505)	—	(505)
January 1, 2005	(2,587)	—	(2,587)
2005 Activity	(472)	578	106
December 31, 2005	$(3,059)	$578	$(2,481)

Derivative Financial Instruments

The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations.

Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. As of December 31, 2005, the Company has one interest rate swap that serves as an economic hedge of its floating rate debt. This agreement is accounted for as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”). As such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss) and will subsequently be recognized in the consolidated statement of earnings when the hedged item affects earnings. For the year ended December 31, 2005, the Company recorded a mark-to-market non-cash change in fair value of approximately $578,000 for its outstanding economic hedge.

During 2005, the Company terminated its notional amount $63.2 million interest rate swap that served as an economic hedge of its fixed rate debt. This interest rate swap was accounted for at market value and did not qualify for hedge accounting For the years ended December 31, 2003, 2004 and 2005, the Company recorded a mark-to-market non-cash change in fair value of this interest rate swap of approximately $3.1 million, $19,900 and $1.9 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

The Company’s stock-based compensation plans and the employee stock purchase plan, as more fully described in Note 6, “Stockholders Equity,” are accounted for in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The provisions of Statement 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock-based compensation plans and the employee stock purchase plan.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognized the expense over the vesting period of the award. Compensation cost for awards with pro rate vesting is recognized on a straight line basis. The following table illustrates the effect on net loss and loss per share if the Company had accrued the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	2003	2004	2005
	(dollars in thousands, except per share data)
Net loss—as reported	$(49,117)	(44,276)	(91,346)
Add stock based employee compensation expense included in reported net loss	—	1,691	1,772
Deduct total stock-based employee compensation determined under fair value method including employee stock purchase plan	(4,495)	(4,131)	(3,226)
Net loss—pro forma	$(53,612)	$(46,716)	($92,800)
Net loss per basic common share—as reported	$(2.48)	$(2.22)	$(4.48)
Net loss per basic common share—pro forma	$(2.71)	$(2.34)	$(4.56)

These pro forma amounts may not be representative of future operating results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate:
2003	2.98%
2004	4.38%
2005	4.39%
Original expected life of options	5 years

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company did not grant options during 2003, 2004 or 2005. The Company awarded 102,954 and 586,753 shares of restricted stock during 2004 and 2005, respectively, to certain officers and other eligible employees under the 2004 Equity Incentive Plan. The Company also awarded 109,100 and 757,291 deferred stock units during 2004 and 2005, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123R). SFAS 123R supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values. Pro forma disclosure is no longer an alternative.

Companies are required to implement SFAS 123R at the beginning of their next fiscal year that begins on or after June 15, 2005. Accordingly, the Company adopted SFAS 123R for the fiscal year beginning January 1, 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

3.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on requirements of Statement 123 for all rewards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

4.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted Statement 123R using the modified prospective method on January 1, 2006.

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of SFAS 123R will require the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option’s remaining vesting period.

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005, the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares (see Note 6 to the Consolidated Financial Statements). As a result of the above-discussed exchange agreement and exchange offer, as of December 31, 2005, the Company had an aggregate of 900 outstanding stock options that were unvested as of December 31, 2005 and management does not anticipate future compensation expense, related to existing options, to be significant under SFAS 123R . The Company will incur compensation expense of

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

approximately $2.6 million, $1.9 million, and $879,000 related to previously awarded restricted shares and deferred stock units in 2006, 2007 and 2008 respectively.

Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

3.   Sales of Stations

On May 15, 2002, the Company completed the sale of KCAL-TV (Los Angeles, California) to Viacom Inc. in an all cash transaction for $650.0 million, less purchase price adjustments. In accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed of (“Statement 144”), the results from continuing operations for all periods presented do not include the results of operations for KCAL-TV which are reflected as discontinued operations. The Company recorded a gain on the sale of $151.2 million, net of a provision for income taxes of $135.9 million. On December 31, 2002, the Company had accrued approximately $7.5 million of expenses, related to the sale of KCAL-TV and the Company’s obligation to reimburse Viacom Inc. for certain costs. Substantially all payments and adjustments relating to this accrual were finalized in 2003, resulting in an additional gain of approximately $2.2 million for the year ended December 31, 2003.

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of WTVO assets to occur in two steps. On November 1, 2004 the Company completed the first closing of the sale. At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement, with respect to the sale of advertising to the station. The completion of the second step of this transaction was subject to Federal Communications Commissions review and approval. During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005. The gain allocation was determined based on the relative fair value of the assets sold at each closing date.

The Company applied Statement 144 to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the years ended December 31, 2003, 2004 and 2005.

The Company recorded income from discontinued operations related to WTVO-TV of $325,000 $112,000 and $346 for the years ended December 31, 2003, 2004 and 2005, respectively. Net revenue of WTVO-TV for the years ended December 31, 2003 and 2004 was $5.5 million and $4.9 million, respectively. Since this agreement meets all of the criteria for a qualifying plan of sale, the long-lived assets to be disposed of by this sale were classified as “held for sale” on the balance sheets presented.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The detail of classifications on the balance sheets as “held for sale” is as follows:

December 31, 2004
(dollarsin thousands)
Assets:
Broadcast licenses and other intangibles, net	$1,269
Program license rights	190
Assets held for sale	$1,459
Liabilities:
Program license liabilities	$157
Deferred gain on sale of station	7,479
Liabilities held for sale	$7,636

4.   Program License Rights and Liability

The Company entered into agreements for program license rights, which became available in 2004 and 2005 of approximately $19.8 million and $34.1 million, respectively.

The unpaid program license liability, which is reflected in the December 31, 2005 balance sheet, is payable during each of the years subsequent to 2005 as follows: $17.3 million in 2006; $3.4 million in 2007; $3.3 million in 2008, $2.3 million in 2009. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $109.7 million at December 31, 2005. In connection with the Company’s ongoing evaluation of its programming contracts, a write-down to fair value may be required when such programs become available for airing. For the year ended December 31, 2005, the Company took a write down of approximately $101,000 on the program Frasier at one if its stations, to adjust the program asset to its fair market value.

5.   Long-Term Debt

Long-term debt at December 31, 2004 and 2005 consisted of the following:

	2004		2005
	(dollars in thousands)
Senior Credit Facility	$—		$298,500
8½% Senior Notes due 2008, including bond premium	251,865	(1)	—
8¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011, including bond premium	347,871	(2)	347,292	(2)
Total Long-term debt	739,736		785,792
Less: Scheduled current maturities	—		(3,000)
Long-term debt excluding all current installments	$739,736		$782,792

(1)          Includes unamortized bond premium balance of $5.0 million for the year ended December 31, 2004.

(2)          Includes unamortized bond premium balances of $3.6 million and $3.0 million for the years ended December 31, 2004 and 2005, respectively.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Senior Credit Facility

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears various floating interest rates, based upon LIBOR, ranging from 6.6% to 6.8% at December 31, 2005.  On May 3, 2005, the full $300.0 million of the term loan was borrowed. Approximately $278.0 million of the proceeds from borrowings under the term loan were used to finance the purchase by the Company of all of its $246,890,000 outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing will be used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

As part of the credit agreement the Company is required to make quarterly principal payments of 0.25% of the initial aggregate amount of the term loan on the last business day of each quarter, commencing on September 30, 2005. Any remaining balance will be due at maturity of the term loan. The term loan will mature in 2012 and the revolving facility will mature in 2010. At December 31, 2005, $298.5 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

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

In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt in the second quarter of 2005, totaling approximately $18.6 million. This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Interest Rate Swaps

On June 27, 2001, the Company entered into interest rate swap agreements for a total notional amount of $100.0 million with two commercial banks who are also lenders under the Senior Credit Facility. The swaps’ effective date was September 4, 2001 and expires on March 1, 2011. The Company pays a floating interest rate based upon a six month LIBOR rate and the Company receives interest from the commercial banks, at a fixed rate of 10.0%. The net interest rate differential paid or received is recognized as an adjustment to interest expense. The interest swaps are accounted for at market value and do not qualify for hedge accounting. The Company received approximately $14.0 million at the inception of these swap agreements, which was used to pay the outstanding liability upon the termination of old cash flow hedges, and recorded a new swap liability. One of the interest rate swap agreements for a total notional amount of $36.8 million was terminated on December 22, 2003.

The Company recorded non-cash interest expense related to the amortization of the old swap liability of approximately $2.5 million for the year ended 2003. The old swap liability was fully amortized at the end of 2003 and as such no additional non-cash interest expense was recorded for the years ended December 31, 2004 and 2005.

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million. In connection with the termination, the Company made a net interest payment of approximately $702,000, reduced by the Company’s accrued interest income (approximately $35,000). In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000). The difference between the payment and the fair market value of the partially terminated swap was recorded as interest expense during the period (approximately $9,000).

On November 17, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one half of its remaining notional amount $42.1 million interest rate swap. Further, on November 23, 2005, the Company entered into a final termination agreement with Deustche Bank to terminate the remaining notional amount $21.1 million interest rate swap. In connection with the terminated interest rate swap agreement, the Company made net interest payments of $997,500 and $992,000, which includes the Company’s accrued interest on the swap from the last payment date of September 1, 2005 through the termination dates of November 17, 2005 and November 23, 2005. In accordance with the termination, the swap liability was reduced by the fair market value of the swap as of the termination dates (approximately $2.0 million on both November 17, 2005 and November 23, 2005). The difference between the two payments and the fair market value of the terminated swap was recorded as interest expense during the period (approximately $19,000).

Prior to the terminations, the swap liability was being adjusted to fair value on a quarterly basis as a charge to current period interest expense over the term of the swap, which began on September 4, 2001. The Company recorded $19,900 and $1.9 million mark-to-market changes in fair value of its outstanding hedge for the years ended December 31, 2004 and 2005, respectively.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap will become effective on May 8, 2006 and expires on May 8, 2008. Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under Statement No. 133 and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the year ended December 31, 2005, a gain of approximately $578,000 was recorded in other comprehensive income (loss). This amount will be reclassified commencing May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).  As of December 31, 2005, this was the Company’s only interest rate swap agreement outstanding.

Senior Subordinated Notes

On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the “March 2001 Notes”). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem previously outstanding subordinated notes. The Company used the remaining proceeds, approximately $253.6 million, to repay a portion of indebtedness then outstanding under the Company’s senior credit facility in effect at such time. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes do not contain terms with respect to transfer restrictions.

On August 12, 2002, the Company commenced an offer to purchase for cash a portion of the March 2001 Notes. This offer was made with a portion of the net proceeds from the sale of KCAL-TV, in accordance with the terms of the indentures governing the March 2001 Notes. The purchase price for the March 2001 Notes in the offer was equal to $1,000 per $1,000 principal amount of the notes tendered and accepted, plus accrued and unpaid interest through September 24, 2002. The offer expired in accordance with its terms on September 12, 2002.

On September 25, 2002, pursuant to the terms of the March 2001 Note offer commenced in August 2002, the Company purchased $155.7 million principal amount of the March 2001 Notes and paid accrued interest of approximately $1.0 million thereon.

On December 23, 2003, the Company completed a private offering of $140.0 million principal amount of its 8¾% Senior Subordinated Notes due 2014 (the “December 2003 Notes”). On July 1, 2004, the Company exchanged the December 2003 Notes for notes of the Company with substantially identical terms of the December 2003 Notes, except the new notes do not contain terms with respect to transfer restrictions. On January 22, 2004, the Company used the net proceeds of approximately $136.5 million to redeem all of its then outstanding 8¾% Senior Subordinated Notes due 2007, plus a redemption premium and accrued interest.

The March 2001 Notes and the December 2003 Notes are referred to collectively as the “Senior Subordinated Notes.”  The Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Company’s operations are conducted through direct and indirect wholly owned subsidiaries, which guarantee its debt, jointly and severally, fully and unconditionally. As a holding company, the Company owns no significant assets other than its equity in its subsidiaries and is dependent upon the cash flow of its subsidiaries to meet its obligations. Accordingly, the Company’s ability to make

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

interest and principal payments when due and its ability to purchase its notes upon a change of control is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted by the terms of existing and future senior secured indebtedness of its subsidiaries, including the terms of existing and future guarantees of its indebtedness given by its subsidiaries.

Upon a change of control, each holder of Senior Subordinated Notes will have the right to require the Company to repurchase such holder’s Senior Subordinated Notes at a price equal to 101% of their principal amount plus accrued interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase the Senior Subordinated Notes at 100% of their principal amount plus accrued interest to the date of repurchase in the event of certain asset sales.

At December 31, 2005, the March 2001 Notes and the December 2003 Notes were trading in the public market with ask prices of 95.5 and 89.0, respectively.

Long-term debt repayments are due as follows (in thousands):

Year ended December 31:	Senior Credit Facility	Senior Subordinated Notes
2006	$3,000	$
2007	3,000	—
2008	3,000	—
2009	3,000	—
2010	3,000	—
Thereafter	283,500	484,299
	$298,500	$484,299

6.   Stockholders’ Deficit

Common Stock

The Company’s stockholders’ equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Except as set forth in the Company’s Restated Certificate of Incorporation, holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2005, there were no holders of Class C Common Stock outstanding.

Ownership of Class B Common Stock is restricted to members of management and by, or in trust for, family members of management (“Management Group”). In the event that any shares of Class B Common Stock held by a member of the Management Group are transferred outside of the Management Group, such shares automatically convert into shares of Class A Common Stock.

The terms of the Senior Credit Facility and the indentures relating to the Senior Subordinated Notes (collectively the “Indentures”) restrict the Company’s ability to pay cash dividends on its Common Stock. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to the dividend, no default would result under the Indentures and the Company would have the ability to incur indebtedness. In addition, under the

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Indentures, dividends may not exceed an amount equal to the Company’s cash flow less a multiple of the Company’s interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

The Company regularly contributes Class A Common Stock into its defined contribution plan.

Stock Option Plans

2004 Equity Incentive Plan

On May 4, 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (“2004 Plan”). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. The 2004 Plan has the same number of shares that were authorized under the 1995 Stock Option Plan, which is 4,550,000. The plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors. The Committee must be comprised of two or more directors, each of whom is a non-employee outside director. The Committee is authorized to determine, among other things, the recipients of the grants, the amount and terms of the awards, any amendments or changes to the terms of any award agreement and make all determinations necessary or advisable to administer the 2004 Plan.

The 2004 Plan limits the number of shares and the amount of cash that may be issued as awards. Awards, such as stock options, stock appreciation rights, restricted stock or performance shares, that are determined by reference to the value of the shares or appreciation in the value of the shares may not be granted to any individual in any calendar year, for an aggregate number of shares of common stock in excess of 500,000, no more than 250,000 of which may be in restricted stock or performance shares. Additionally, the maximum potential value of any award that may be granted to the Chief Executive Office or any of the Company’s other four highest compensated officers in any calendar year other than annual incentive awards, stock options, stock appreciation rights, restricted stock or performance shares may not exceed 200% of salary as of the beginning of such calendar year or 600% of salary as of the beginning of the performance period commencing in such calendar year with respect to awards with performance periods of more than one year. The maximum value of any annual incentive award that can be paid to any individual is 25% of the annual incentive award bonus pool.

The 2004 Plan permits the granting of any of the following types of awards to grantees: stock options, including incentive stock options (“ISOs”) and stock appreciation rights (“SARs”), restricted and deferred stock, dividend equivalents, performance units, performance shares, annual incentive awards and other stock-based compensation. The terms of the 2004 Plan do not authorize additional shares of the Company’s common stock to be available for issuance in settlement of awards. In general, the purchase price per share under a stock option and grant price per share of a SAR may not be less than the fair market value per share on the date of grant. However, a SAR granted in tandem with an outstanding stock option may have a grant price equal to the exercise price of the stock option to which it relates.

In June 2005 and May 2004, the Company awarded 438,500 and 109,100 deferred stock units, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million and $1.8 million, respectively. Deferred stock awards are a right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or other rights associated

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

The June 2005 awards of deferred stock units were subject to the consummation of a transaction that resulted in there being available for grant under the 2004 Plan a number of additional shares of common stock equal to the aggregate number of deferred units conditionally awarded to such executive officers. These conditional awards became effective on November 29, 2005, when the Company entered into an exchange agreement with each of its executive officers (collectively, the “Exchange Agreements”). Pursuant to the Exchange Agreements, options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by such executive officers, were cancelled and, in exchange for such cancelled options (which had a fair market value of approximately $182,000), the executive officers were awarded an aggregate of 318,791 deferred stock units (which had an aggregate value of approximately $602,000) under the 2004 Plan. The compensation expense associated with these exchanges is the difference between the fair market value of the stock options ($182,000) and the fair market value of the deferred stock units ($602,000), which approximates $420,000, and will be recognized ratably over the three year vesting period.

In June 2005 and May 2004, the Company awarded 432,600 and 102,954 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million and $1.7 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. During the vesting period, the participants have voting rights and the right to receive all dividends paid with respect to such shares. Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common Stock. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options. Under the terms of this offer, participating employees had the ability to exchange their outstanding options with an exercise price of less than $30.44 per share for new restricted shares that vest over a period of three years. The number of restricted shares to be received was based upon certain exchange ratios. In order to participate in this offer, employees were required to tender all of their options, regardless of when granted or the exercise price. Pursuant to the terms of the offer, tendered options with exercise prices of $30.44 or above were to be cancelled upon expiration of the offer, without the payment of any consideration. Options to purchase an aggregate of 949,776 shares of common stock were eligible for participation in the offer. The offer expired on December 30, 2005, at which time the Company accepted for exchange and cancelled options to purchase a total of 945,776 shares of Common Stock with a fair market value of approximately $181,000, and issued an aggregate of 158,992 restricted shares of Class A common stock, under 2004 Plan, for an aggregate value of approximately $401,000. The compensation expense is the difference between the fair market value of the stock options exchanged or cancelled ($181,000) and the fair market value of the restricted stock issued ($401,000), which approximates $220,000, and will be recognized ratably over the three year vesting period.

For the years ended December 31, 2004 and 2005, the Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $861,000 and $1.8 million, respectively.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Changes during 2003, 2004 and 2005 in stock options are summarized below:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2003	4,159,431	$21.94
Granted	—	—
Exercised	(19,200)	12.36
Forfeited	(30,100)	23.68
Outstanding at December 31, 2003	4,110,131	$21.94
Granted	—	—
Exercised	(3,238)	20.31
Forfeited	(136,150)	23.64
Outstanding at December 31, 2004	3,970,743	$21.92
Granted	—	—
Expired	(2,400)	28.00
Forfeited	(215,175)	20.84
Exchanged for Deferred Units	(2,198,375)	21.83
Exchanged for Restricted Stock	(945,776)	21.91
Outstanding at December 31, 2005	609,017	$22.60

Options for 2,634,131, 3,207,043 and 608,117 shares were exercisable at December 31, 2003, 2004 and 2005, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$10.01 - $15.08	197,725	1.05	$12.56	196,825	$12.57
$19.75 - $25.38	235,800	2.61	$22.05	235,800	$22.05
$28.00 - $30.75	52,400	0.63	$30.49	52,400	$30.49
$31.50 - $36.25	105,500	0.81	$34.38	105,500	$34.38
$43.50 - $61.20	17,592	3.05	$48.69	17,592	$48.69
	609,017	0.73	$20.44	608,117	$20.44

Included in the outstanding options as of December 31, 2005, were 90,000 non-qualified options with an exercise price of $22.06 which were granted outside of the 2004 Equity Incentive Plan.

At December 31, 2005, the Company has reserved 106,017 shares of its Class A Common Stock and 503,000 shares of Class B Common Stock in connection with stock options.

Employee Stock Purchase Plan

In 2001, the Company adopted an employee stock purchase plan which provides that eligible employees may contribute up to 15% of their compensation towards the semi-annual purchase of the Company’s common stock. The employee’s purchase price is 95% of the lesser of the fair market value of the stock on the first business day or the last business day of the semi-annual offering period. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of the semi-

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

annual offering period for each calendar year). No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 100,000. There were 18,540 shares issued under the plan during 2004 at prices ranging from $12.49 to $19.04. There were 32,344 shares issued under the plan during 2005 at prices ranging from $3.94 to $10.03. In January 2006, the Company issued 11,722 shares under the plan at a price of $2.47 for the semi-annual period ended December 31, 2005. Effective December 31, 2005, the Company terminated its Employee Stock Purchase Plan due to the relatively low participation rates. Approximately 10,845 shares reserved under the plan that had not been purchased were released from the plan.

Non-Employee Directors’ Deferred Stock Unit Plan

On May 4, 2004, the shareholders of the Company approved the Young Broadcasting Inc. 2003 Non-Employee Directors’ Deferred Stock Unit Plan (the “2003 Plan”). The 2003 Plan provides for the award of deferred stock units to non-employee directors of the Company.

Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board. For the twelve months beginning October 1, 2004 and 2005, each of the five non-employee directors of the Company received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. Accordingly, on October 1, 2004 and October 3, 2005, an aggregate of 13,975 and 8,265 deferred stock units were granted to the five non-employee directors. Under the Director Compensation Program, the Chairman of the Audit Committee and the Chairman of the Compensation Committee is each entitled to receive an additional annual retainer of $10,000 and $5,000, respectively, paid one half in cash and one half in deferred stock units. Accordingly, on October 1, 2004 and 2005, the Chairman of the Audit Committee as of October 1, 2004 and 2005 and the Chairman of the Compensation Committee as of October 1, 2004 and 2005 were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 444 and 222 deferred stock units, respectively, and 689 and 1377 deferred stock units, respectively, for 2005. The deferred stock units represent the right to receive a like number of shares of Company common stock six months following the date the director ceases to serve as a board member, to the extent the units have vested as of such date. The deferred stock units vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

7.   Income Taxes

The Company recognized a gain of approximately $14.7 million, net of applicable taxes, on the sale of WTVO; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005. The gain and related income tax provision was recorded as part of discontinued operations. The gain allocation was determined based on the relative fair value of the assets sold at each closing date. For the year ended December 31, 2003, the Company recorded a $3.6 million benefit from income taxes related to the reversal of prior year overprovision for state taxes.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (“SFAS 142”) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company is recording a deferred tax provision for the excess of book basis over tax basis of intangible assets not expected to reverse during the net operating loss carryforward period. Income tax expense for the year ended December 31, 2005 primarily consists of deferred income taxes of $17.2 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $339.9 million expiring at various dates through 2025.

The total tax provision (benefit), including discontinued operations, recorded for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	2003	2004	2005
Federal
Current	$—	$—	$569
Deferred	—	—	13,916
	—	—	$14,485
State
Current	(3,595)	300	450
Deferred	—	—	3,313
	(3,595)	300	3,763
Total	$(3,595)	$300	$18,248

The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense (benefit) is as follows (dollars in thousands):

	2003	2004	2005
Continuing Operations
(Benefit) at federal statutory rate (35%)	$(19,330)	$(16,778)	$(29,664)
State and Local Tax (Benefit) Provision	(3,595)	—	—
Indefinite lived intangible assets	—	—	17,229
State and local tax reserves	—	—	569
Losses with no benefit	19,330	(16,778)	29,664
Total Tax	$(3,595)	$—	$17,798

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Significant components of the Company’s deferred tax assets/ (liabilities) from continuing operations as of December 31, 2004 and 2005 are as follows:

	2004	2005
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$(8,349)	(28,730)
Net Operating Loss Carryforwards	95,454	135,941
Stock Option Compensation Accrued	6,965	6,953
Restricted Stock	313	1,057
Interest Rate Swap Agreements	(8,325)	—
Fixed Assets	(9,760)	(6,728)
Network Compensation Deferral	704	1,368
Other	(700)	1,210
Less: Valuation Allowance for Deferred Tax Assets	(76,302)	(128,300)
Net Deferred Tax Asset/(Liability)	$—	$(17,229)

8.   Employee Benefit Plans

Defined Contribution Plan

The Company sponsors two defined contribution plans (“Plan”), which provides retirement benefits for all eligible employees and which merged into one plan effective as of December 1, 2005. The Plan participants may make pretax contributions from their salaries up to 75% of their compensation but no more than the maximum dollar amount allowed by the Internal Revenue Code. The Company will contribute one-half of every dollar a participant contributes, up to the first 6% of the participant’s pay.

For the years ended December 31, 2003, 2004 and 2005, the Company incurred matching contributions (70,467, 76,600 and 221,007 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to approximately, $1.1 million, $1.1 million and $1.2  million, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2005 were made on January 15, 2006.

Effective January 1, 2006, the Company’s matching contribution increased from a maximum total of 3% of eligible employee compensation to a maximum total of 4% of eligible employee compensation. Specifically, the Company’s match increased from one-half of every dollar a participant contributes for deferrals up to the first 6% of the participants pay to a dollar for dollar match for deferrals up to the first 3% of pay, plus one-half of the next 2% deferred (to a total maximum of 5% deferred.)  Furthermore, the vesting period has been eliminated for all Company matches.

Defined Benefit Plan

The Company has a defined benefit pension plan that covers the IBEW Local 45 of KRON-TV employees. The Company uses a December 31 measurement date for the defined benefit plan.

In accordance with the Agreement to Amend and Extend the collective bargaining agreement between Young Broadcasting San Francisco, Inc and IBEW Local 45, dated August 8, 2005, the Company amended the KRON/IBEW Local 45 Pension Plan to freeze benefit accruals effective October 14, 2005. All accrued benefits under the defined benefit plan at the date of the freeze will be preserved. However,

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

commencing on October 15, 2005, there were no additional benefit accruals. All employees who have earned seven full years of vested service as of October 14, 2005, are 100% vested in the pension benefits earned. If an employee had not yet earned seven full years of vested service, they are considered partially vested and during their employment with the Company will continue to earn credit for years of service vested.

As a result of the amended collective bargaining agreement, the Company recorded a curtailment charge of approximately $542,000 for the year ended December 31, 2005, in accordance with FASB Statement Number 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits, in connection with the Pension Plan freeze.  This charge represents the unamortized prior service costs.

The pension plan’s investment policy includes the following allocation guidelines:

Asset Class	Policy Target
Equity investments	60%
Fixed-income investments	40%
Total	100%

The pension plan’s weighted average asset fair value allocations at December 31, 2005 and 2004, by asset category were as follows:

	December 31,
	2004	2005
Equity securities	62.8%	59.3%
Fixed-income	37.1%	40.1%
Other	0.1%	0.6%
Total	100.0%	100.0%

The plan seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return. In the shorter term, the objective of the plan is to achieve a rate of return over three-year rolling periods that ranks in the top 40% of a universe of similarly managed portfolios and outperforms a target index constructed using  the following components and weights:

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the changes in the benefit obligation for the Company’s benefit plan:

	2004	2005
Projected benefit obligation, beginning of year	$10,229,547	$11,248,139
Service cost	380,544	274,057
Interest cost	605,863	620,142
Actuarial loss	349,514	34,910
Benefits paid	(317,329)	(374,768)
Curtailment loss	—	(689,897)
Projected benefit obligation, end of year	$11,248,139	$11,112,583

Service costs decrease from 2004 to 2005 due primarily to the plan freeze effective October 15, 2005. Therefore, the service cost only represents approximately 9.5 months of accruals as compared to 12 months in 2004.

The change in interest cost is due primarily to the change in the discount rate from 6.00% to 5.75%.

Benefit payments increased from 2004 to 2005, primarily due to an number of lump sum distributions made during the year.

The following table sets forth the changes in the fair value for the Company’s benefit plan:

	2004	2005
Fair value of plan assets, beginning of year	$6,715,012	$7,339,179
Actual return of plan assets, net of expenses paid	448,934	293,508
Employer contributions	492,562	340,826
Benefits paid	(317,329)	(374,768)
Fair value of plan assets, end of year	$7,339,179	$7,598,745

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The funded status of the pension plans at year end was as follows:

	2004	2005
Plan assets at fair value	$7,339,179	$7,598,745
Projected benefit obligations	11,248,139	11,112,583
Plan assets less than projected benefit obligation	(3,908,960)	(3,513,838)
Unrecognized net loss	3,480,942	3,073,223
Unrecognized prior service costs	586,696	—
Unrecognized transition obligation	(37,566)	(13,836)
Net prepaid (accrued) benefit cost	$121,112	$(454,451)

Amounts recognized in the statement of financial position consist of:

	2004	2005
Accumulated benefit obligation	$(10,391,759)	$(11,112,583)
Fair value of plan assets	7,339,179	7,598,745
Accrued benefit cost	(3,052,580)	(3,513,838)
Intangible asset	586,696	—
Accumulated other comprehensive income	2,586,996	3,059,387
Net amount prepaid (accrued) benefit cost	$121,112	$(454,451)

The accumulated benefit obligation for the define benefit pension plan was $10.4 million and $11.1 million at December 31, 2004 and 2005, respectively.

The following components of net pension cost for the year were as follows

	2004	2005
Service Cost	$380,544	$274,057
Interest Cost	605,863	620,142
Expected Return on Plan Assets	(660,965)	(673,851)
Amortization of net loss	87,267	133,076
Amortization of prior service costs	56,176	44,473
Amortization of transition asset	(23,730)	(23,730)
Curtailment loss	—	542,223
Net periodic cost	$445,155	$916,390

The Company used the straight line method as its alternate amortization method in amortizing both the unrecognized (gain) / loss and prior service costs for December 31, 2004 and 2005. The service cost attributable to service accruals during the year has been eliminated due to the plan freeze. The curtailment charge accounted for in 2005 includes the immediate recognition of all unamortized prior service costs, therefore no amortization changes remain.

The expense for 2006 is expected to decrease to approximately $98,000, which compares to the expense for 2005 of approximately $374,000, before reflecting the curtailment charge, based on a 5.75% discount rate.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average assumptions used to determine projected benefit obligations were as follows:

	2004	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	3.00%	0.00%

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2004	2005
Discount rate	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%

The Company expects to contribute approximately $352,000 to the benefit plan in 2006.

The following estimated future benefit payments over the next five fiscal years and in aggregate five fiscal years thereafter. These benefit payments reflect expected future employee services:

Years	Amount
2006	$399,658
2007	$469,717
2008	$560,268
2009	$614,985
2010	$634,042
2011-2015	$3,816,693

9.   Commitments, Contingencies and Other

Capital Leases

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next two years. At December 31, 2004 and 2005, the net amount of property and equipment recorded under capital leases was $317,000 and $66,000, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

Operating Leases

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2005 are as follows:

	Capital Leases	Operating Leases
	(dollars in thousands)
Year ending December 31:
2006	$45	$1,645
2007	21	1,493
2008	—	1,322
2009	—	942
2010	—	316
Thereafter	—	332
Total minimum lease payments	$66	$6,050

Future minimum lease payments under non-cancelable operating leases are net of sublease income of approximately $276,000, $276,000, $276,000 and 115,000 for 2006, 2007, 2008 and 2009, respectively. Rental expense charged to continuing operations under operating leases for the years ended December 31, 2003, 2004 and 2005 was approximately $2.4 million, $2.6 million and $2.2 million, respectively.

Network Affiliation Agreements

In September 2005, the Company renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV. The renewed ABC affiliations expire on December 31, 2009.  In September 2004, the Company renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV. In March 2005 the Company renewed its affiliation with NBC with respect to KWQC-TV. The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements. The Company received notice from CBS with respect to KELO that the network will not renew the current affiliation agreement currently in place and that the network wishes to negotiate a new agreement. This agreement with CBS expires on October 2, 2006. While the Company is unable to predict the terms of a new affiliation agreement, the Company believes the station will have a network affiliation in place at the expiration of the current affiliation.

Contract Claims Settlement

During 2005 the Company received certain amounts in connection with the settlement of contract claims that it had brought against a third party. Approximately $420,000 of the settlement amount received was recorded as a reduction of previously expensed legal fees. Also, during 2005, in connection with the settlement, the Company recognized approximately $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 to the quarter ended June 30, 2005.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Legal Matters

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such other proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Other

For the year ended December 31, 2005, the Company recorded approximately $1.5 million in severance costs relating to cost cutting initiatives and headcount reduction. As a result of these initiatives, approximately 54 employees were terminated. As of December 31, 2005, the Company had approximately $163,000 of severance costs accrued, all of which was paid out in January 2006.

10.   Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share.  The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

For the years ended December 31, 2005, 2004 and 2003, common stock equivalents, consisting of 73,197, 14,359 and 0 shares of common stock underlying outstanding deferred stock, have been excluded in the computation as they are anti-dilutive on the loss per share. For the years ended December 31, 2004 and 2003, common stock equivalents, consisting of 75,519 and 479,885 shares underlying stock options, have been excluded in the computation as they are anti-dilutive on the loss per share. For the year ended December 31, 2005, there are no shares underlying outstanding stock options, since the exercise price of all previously granted stock options was greater than the average market price of the common shares.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Quarterly Financial Data (Unaudited)

The following summarizes the Company’s results of operations for each quarter of 2005 and 2004 (in thousands, except per share amounts). The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

	First	Second	Third	Fourth	Full
2005	Quarter	Quarter	Quarter	Quarter	Year
Net operating revenue	$45,509	$50,865	$47,481	$53,623	$197,478
Operating expenses, excluding depreciation expense	17,828	18,771	17,968	18,516	73,083
Amortization of program license rights	5,335	5,271	6,291	7,048	23,945
Selling, general and administrative expenses, excluding depreciation expense	17,606	16,067	16,936	16,533	67,142
Depreciation and amortization	6,392	6,044	4,807	4,831	22,074
Corporate overhead, excluding depreciation expense	4,090	3,064	2,728	3,125	13,007
Operating (loss) income	(5,742)	1,648	(1,249)	3,570	(1,773)
Interest expense, net	(15,824)	(15,413)	(15,446)	(15,596)	(62,279)
Non-cash change in market valuation of swaps	(1,823)	1,165	(882)	(354)	(1,894)
Loss on extinguishment of debt	—	(18,626)	—	—	(18,626)
Other expense, net	(155)	(149)	(148)	269	(183)
	(17,802)	(33,023)	(16,476)	(15,681)	(82,982)
Loss from continuing operations before provision from income taxes	(23,544)	(31,375)	(17,725)	(12,111)	(84,755)
Provision for income taxes	(7,015)	(4,779)	(3,440)	(2,564)	(17,798)
Loss from continuing operations	(30,559)	(36,154)	(21,165)	(14,675)	(102,553)
Income from discontinued operations, net of taxes	11,207	—	—	—	11,207
Net loss	$(19,352)	$(36,154)	$(21,165)	$(14,675)	$(91,346)
Basic loss per common share:
Loss from continuing operations	$(1.53)	$(1.81)	$(1.03)	$(0.71)	$(5.03)
Income from discontinued operations, net	0.56	—	—	—	0.55
Net loss per common share—basic	$(0.97)	$(1.81)	$(1.03)	$(0.71)	$(4.48)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	First	Second	Third	Fourth	Full
2004	Quarter	Quarter	Quarter	Quarter	Year
Net operating revenue	$49,888	$57,199	$54,103	$64,334	$225,524
Operating expenses, excluding depreciation expense	17,854	17,967	19,263	19,267	74,351
Amortization of program license rights	4,688	4,420	4,765	5,238	19,111
Selling, general and administrative expenses, excluding depreciation expense	15,478	15,859	15,804	17,377	64,518
Depreciation and amortization	6,326	6,239	6,942	6,584	26,091
Corporate overhead, excluding depreciation expense	5,825	3,793	4,295	5,230	19,143
Operating (loss) income	(283)	8,921	3,034	10,638	22,310
Interest expense, net	(16,986)	(15,871)	(15,960)	(15,681)	(64,498)
Non-cash change in market valuation of swaps	1,262	(2,539)	1,215	42	(20)
Loss on extinguishment of debt	(5,323)	—	—	—	(5,323)
Other expense, net	48	(206)	(408)	162	(404)
	(20,999)	(18,616)	(15,153)	(15,477)	(70,245)
Loss from continuing operations before (provision) benefit from income taxes	(21,282)	(9,695)	(12,119)	(4,839)	(47,935)
Benefit from income tax	—	—	—	—	—
Loss from continuing operations	(21,282)	(9,695)	(12,119)	(4,839)	(47,935)
Income from discontinued operations, net of taxes (including gain on sale of $3.5 million)	(21)	131	(14)	3,563	3,659
Net loss	$(21,303)	$(9,564)	$(12,133)	$(1,276)	$(44,276)
Basic loss per common share:
Loss from continuing operations	$(1.07)	$(0.49)	$(0.61)	$(0.24)	$(2.40)
Income from discontinued operations, net	—	—	—	0.18	0.18
Net loss per common share-basic	$(1.07)	$(0.49)	$(0.61)	$(0.06)	$(2.22)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C		Column D	Column E
		Additions
	Bal. at Beginning	Charged to	Charged to		Bal. at End
Description	of Period	Costs and Expenses	Other Accounts	Deductions(2)	of Period
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,229,000	357,000	—	461,000	$1,125,000
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$1,125,000	888,000	(28,000) (1)	923,000	$1,062,000
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$1,062,000	795,000		807,000	$1,050,000

(1)             Amount relates to the sale of WTVO-TV recorded to discontinued operations.

(2)             Write-off of uncollectible accounts. In addition, the Company periodically reviews its reserve for bad debts and the allowance for doubtful accounts based upon accounts receivable balances. Based on these measures, the Company reduced its allowance for doubtful accounts in December 2003, December 2004 and December 2005.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded (i) that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, our company’s internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. This report appears on page 58.

Item 9B.                  Other Information

Not Applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information called for by Item 10 is set forth under the headings “Election of Directors” and “Compliance with Section 16 (a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which is incorporated herein by this reference.

Item 11.                 Executive Compensation.

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2006 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings “Report of the Compensation Committee” and the “Performance Graph” in the 2006 Proxy Statement is not incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by this reference.

Item 14.                 Principal Accountant Fees and Services

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 56 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

(b) Exhibits

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Second Amended and Restated By-laws of the Company(2)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(4)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(4)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(5)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(6)
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(6)
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(7)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(7)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(7)
10.1*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(5)
10.2*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(5)
10.3*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(5)
10.4 (a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald Kwasnick (5)
10.4 (b)*	Severance and Release Agreement, dated as of July 9, 2004, between the Company and Ronald Kwasnick (8)
10.5	Affiliation Agreement, dated as of September 26, 2005, between Young Broadcasting Inc. and The ABC TV Network, relating to WKRN, WTEN, WRIC, WATE and WBAY** (9)
10.6	Affiliation Agreement, dated as of March 16, 2005, between Young Broadcasting Inc. and The NBC TV Network, relating to KWQC** (9)
10.7(a)	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.7(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of KLFY-TV, Lafayette, Louisiana** (10)

Exhibit Number	Exhibit Description
10.8(a)	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)
10.8(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of WLNS-TV, Lansing, Michigan** (10)
10.9

Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(11)

10.10	Affiliation Agreement, dated October 15, 2003, between UPN and Young Broadcasting of Sioux Falls, Inc. (6)
10.11(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(2)
10.11(b)	First Amendment to Lease, dated January 14, 1997(4)
10.11(c)	Second Amendment to Lease, dated May 25, 1999(5)
10.11(d)	Third Amendment to Lease, dated January 14, 2000(5)
10.11(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(5)
10.12	Fourth Amended and Restated Credit Agreement, dated as of May 3, 2005 (12)
10.13(a)	Young Broadcasting Inc. 2004 Equity Incentive Plan (13)
10.13(b)	Form of Restricted Stock Award Agreement (8)
10.13(d)	Form of Deferred Stock Award Agreement (8)
10.14	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz (6)
10.15(a)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Vincent J. Young (14)
10.15(b)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Deborah McDermott (14)
10.15(c)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and James Morgan (14)
10.16	Young Broadcasting Inc. 2003 Non-Employee Directors Deferred Stock Unit Plan (15)
10.17	Young Broadcasting Inc. Supplemental Executive Deferred Compensation Plan (8)
10.18(a)	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the 10% Senior Subordinated Notes due 2011(5)
10.18(b)	Indenture Supplement No. 1 dated as of August 27, 2004 (10)
10.19(a)	Indenture, dated December 23, 2003, among the Company, the Subsidiary Guarantors and Wachovia Bank, N.A. relating to the 8 ¾% Senior Subordinated Notes due 2014 (6)
10.19(b)	Indenture Supplement No. 1 dated as of August 27, 2004 (10)
10.20	Confirmation dated May 6, 2005, between Merrill Lynch and the Company relating to the May 8, 2006 interest rate swap agreement.

Exhibit Number	Exhibit Description
10.21	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(16)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)          Filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference.

(2)          Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 33-83336, under the Securities Act of 1933 and incorporated herein by reference.

(3)          Filed as an Exhibit to the Company’s Registration Statement on Form S-4, Registration No. 33-94192, under the Securities Act of 1933 and incorporated herein by reference.

(4)          Filed as an Exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-06241, under the Securities Act of 1933 and incorporated herein by reference.

(5)          Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(6)          Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(7)          Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(8)          Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference.

(9)          Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein reference.

(10)   Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended  September 30, 2004 and incorporated herein by reference.

(11)   Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein reference.

(12)   Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein reference.

(13)   Filed as Annex B to the Company’s definitive proxy statement for its Annual Meeting of Stockholders  held on May 4, 2004 and which Annex B is incorporated herein by reference.

(14)   Filed as an exhibit to the Company’s Schedule TO filed on November 30, 2005 and incorporated herein by reference.

(15)   Filed as Annex C to the Company’s definitive proxy statement for its Annual Meeting of Stockholders  held on May 4, 2004 and which Annex C is incorporated herein by reference.

(16)   Filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 8, 2002 and incorporated herein by reference.

*                    Management contract or compensatory plan or arrangement.

**             Portions have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: March 10, 2006	By	/s/ VINCENT J. YOUNG
Vincent J. Young
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ VINCENT J. YOUNG
Vincent J. Young	Chairman and Director	March 10, 2006
(principal executive officer)
/s/ JAMES A. MORGAN
James A. Morgan	Executive Vice President,	March 10, 2006
Chief Financial Officer
(principal financial officer and principal accounting
officer) and Director
/s/ DEBORAH A. MCDERMOTT
Deborah A. McDermott	President and Director	March 10, 2006
/s/ REID MURRAY
Reid Murray	Director	March 10, 2006
/s/ ALFRED J. HICKEY, JR.
Alfred J. Hickey, Jr.	Director	March 10, 2006
/s/ LEIF LOMO
Leif Lomo	Director	March 10, 2006
/s/ RICHARD C. LOWE
Richard C. Lowe	Director	March 10, 2006
/s/ DAVID C. LEE
David C. Lee	Director	March 10, 2006