Form 10-Q
period 2006-03-31
YOUNG BROADCASTING INC /DE/
filed 2006-05-04
CIK 929144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
March 31, 2006	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

599 Lexington Avenue

New York,  New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code:         (212)  754-7070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Number of shares of Common Stock outstanding as of April 20, 2006: 19,145,095 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,099,123	$55,843,990
Trade accounts receivable, less allowance for doubtful accounts of $1,050,000 in 2005 and $1,210,000 in 2006	40,768,181	34,826,212
Current portion of program license rights	21,763,650	16,205,527
Prepaid expenses	2,785,369	2,759,576
Other current assets	1,979,314	1,980,564
Total current assets	145,395,637	111,615,869

Property and equipment, less accumulated depreciation and amortization of $184,348,672 in 2005 and $187,656,533 in 2006	75,328,016	72,906,147
Program license rights, excluding current portion	7,018,090	6,278,384
Deposits and other assets	3,575,404	4,288,771
Investments in unconsolidated subsidiaries	4,451,831	3,265,333
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets	65,454,167	64,402,900
Deferred charges, less accumulated amortization of $3,285,390 in 2005 and $3,668,419 in 2006	10,395,399	10,012,370
Total Assets	$787,547,366	$748,698,596

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$8,933,428	$6,630,482
Accrued interest	18,954,497	7,292,468
Accrued expenses	17,187,952	15,120,551
Current installments of program license liability	17,282,456	12,666,357
Current installments of long term debt	3,000,000	3,000,000
Current installments of obligations under capital leases	45,445	35,030
Total current liabilities	65,403,778	44,744,888
Program license liability, excluding current installments	9,119,940	8,292,823
Long-term debt, excluding current installments	782,791,781	781,896,968
Deferred tax liability and other long-term tax liabilities	26,684,273	39,553,707
Other liabilities	4,847,411	4,697,741
Obligations under capital leases, excluding current installments	20,546	14,125
Total liabilities	888,867,729	879,200,252
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 18,907,651 shares at 2005 and 19,017,455 shares at 2006	18,908	19,017
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2005 and 2006	1,941	1,941
Additional paid-in capital	384,173,020	385,068,548
Accumulated other comprehensive loss	(2,481,117)	(1,922,719)
Accumulated deficit	(483,033,115)	(513,668,443)
Total stockholders’ deficit	(101,320,363)	(130,501,656)
Total liabilities and stockholders’ deficit	$787,547,366	$748,698,596

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Net operating revenue	$45,509,130	$48,386,469

Operating expenses, excluding depreciation expense	17,828,133	17,070,679
Amortization of program license rights	5,334,949	6,855,817
Selling, general and administrative expenses, excluding depreciation expense	17,606,221	16,848,275
Depreciation and amortization	6,392,209	4,792,818
Corporate overhead, excluding depreciation expense	4,089,931	3,626,051
Operating loss	(5,742,313)	(807,171)

Interest expense, net	(15,823,516)	(15,859,246)
Non-cash change on market valuation of swaps	(1,823,079)	—
Other expense, net	(154,933)	(1,228,232)
	(17,801,528)	(17,087,478)

Loss from continuing operations before expense for income taxes	(23,543,841)	(17,894,649)
Income tax expense	(7,014,853)	(12,740,679)
Loss from continuing operations	(30,558,694)	(30,635,328)
Income from discontinued operations, net of tax, including gain on sale of $11.2 million for 2005	11,207,626	—
Net loss	$(19,351,068)	$(30,635,328)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.52)	$(1.46)
Income from discontinued operations	0.56	—
Net loss per common share	$(0.96)	$(1.46)

Weighted average shares — Basic and dilutive	20,055,996	20,937,995

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Loss	Loss	Loss	Deficit
Balance at December 31, 2005	$18,908	$1,941	$384,173,020	$(483,033,115)	$(2,481,117)		$(101,320,363)

Contribution of shares into Company’s defined contribution plan	109		285,453				285,562

Non-cash stock compensation			582,491				582,491

Cancellations of shares under the equity incentive plan.	(11)		11				—

Employee stock purchase plan	11		27,573				27,584

Net loss for the three months ended March 31, 2006				(30,635,328)		(30,635,328)	(30,635,328)

Unrealized gain on derivative instrument					558,398	558,398	558,398
Total Comprehensive Loss							(30,076,930)

Balance at March 31, 2006	19,017	$1,941	$385,068,548	$(513,668,443)	$(1,922,719)		$(130,501,656)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating activities
Net loss	$(19,351,068)	$(30,635,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of station, net of taxes	(11,207,149)	—
Depreciation and amortization of property and equipment	4,748,781	3,358,523
Provision for uncollectible accounts	212,226	147,440
Amortization of program license rights	5,334,949	6,855,817
Amortization of intangibles and deferred charges	1,643,428	1,434,295
Non-cash compensation	618,862	1,016,467
Non-cash change on market valuation of swap	1,823,079	—
Income (loss) on unconsolidated subsidiaries, net of dividend	(180,645)	1,186,498
Provision for income taxes	7,282,747	12,740,679
(Gain) loss on sale of fixed assets	(8,892)	1,135
Payments on programming license liabilities	(5,452,022)	(6,699,300)
Decrease in trade accounts receivable	5,233,451	5,794,529
Decrease in prepaid expenses	1,329,961	25,793
Decrease in trade accounts payable	(1,543,328)	(1,604,850)
Decrease in accrued expenses and other liabilities	(9,060,129)	(14,116,287)
Increase in other assets	(144,707)	(55,918)
Net cash used in operating activities	(18,648,456)	(20,550,507)

Investing activities

Capital expenditures	(1,227,205)	(938,345)
Net proceeds from the sale of WTVO-TV	5,802,243	—
Proceeds from disposal of fixed assets	19,245	555
Net cash provided by investing activities	4,594,283	(937,790)

Financing activities
Principal payments under capital lease obligations	(182,724)	(16,836)
Principal payments on Credit Facility	—	(750,000)
Net cash used in financing activities	(182,724)	(766,836)

Net decrease in cash	(14,236,897)	(22,255,133)
Cash and cash equivalents at beginning of year	93,831,317	78,099,123
Cash and cash equivalents at March 31	$79,594,420	55,843,990

Supplemental disclosure of cash flow information
Interest paid	$22,804,040	$28,436,462

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

On March 16, 2006, KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV. Additionally, on March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT entered into an affiliation agreement with MyNetworkTV. MyNetworkTV has stated that the new network will be launched on September 5, 2006.

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

For investments in which the Company owns 20% to 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method. Accordingly, the Company’s share of earnings and losses of these companies are included in other income (expense), net in the accompanying consolidated statement of operations of the Company. The Company recorded its share of earnings of approximately $382,000 and its share of losses of approximately $1.2 million for the three months ended March 31, 2005 and 2006, respectively.

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Operating results of interim periods are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

2. Stock-Based Compensation

On May 4, 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (“2004 Plan”). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. The 2004 Plan has the same number of shares that were authorized under the 1995 Stock Option Plan, which is 4,550,000. The Plan is administered by the Compensation Committee of the Board of Directors.

In June 2005 and May 2004, the Company awarded 438,500 and 109,100 deferred stock units, respectively, to executive officers of the Company under the 2004 Plan, with aggregate market values at the date of grant of approximately $2.0 million and $1.8 million, respectively. Deferred stock awards have the right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested deferred stock units are forfeited upon termination of employment, unless for reasons of death or disability.

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

In June 2005 and May 2004, the Company awarded 432,600 and 102,954 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million and $1.7 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. During the vesting period, the participants have voting rights and the right to receive all dividends paid with respect to such shares. Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common Stock. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

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

Stock Options

As a result of the above-discussed exchange agreement and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested as of March 31, 2006 which were fully expensed during the first quarter of 2006, in the amount of approximately $5,000.

Restricted Shares and Deferred Stock Units

The fair value of nonvested shares of the Company’s Class A common stock is determined based on the closing trading price of the Company’s Class A common stock on the grant date. For the three months ended March 31, 2005 and 2006, the Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $285,000 and $582,000, respectively.

There were 1,477,363 and 1,465,989 shares of unvested outstanding restricted and deferred stock units with a weighted average share price of $4.89 and $4.88 as of December 31, 2005 and March 31, 2006, respectively.

The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $2.0 million for the remainder of 2006 and approximately $1.9 million and $876,000 during 2007 and 2008, respectively.

During the first quarter of 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted SFAS 123R using the modified prospective method, and consequently has not retroactively adjusted results from prior periods.

The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation costs recognized because of the federal and state net operating loss carryforwards available to offset future federal and state taxable income.  Accordingly, the adoption of SFAS 123R did not have any impact on the Company’s consolidated statements of cash flows.

Prior to January 1, 2006, the Company had accounted for its share-based payments to employees under FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS “123”) which allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but disclose the pro forma net income (loss) had the fair value of the options been expensed.

For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for the three months ended March 31, 2005:

Three Months Ended
March 31,
(dollars in thousands, except per share data)	2005
Net loss-as reported	$(19,351)
Add stock based employee compensation expense included in reported net loss	285
Deduct total stock-based employee compensation expense determined under fair value based method	(1,143)
Net loss-pro forma	$(20,209)
Net loss per basic and diluted common share-as reported	$(0.96)
Net loss per basic and diluted common share-pro forma	$(1.01)

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

The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2005			As of March 31, 2006
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929

Definite-lived intangible assets:
Network Affiliations	$91,164	$(30,914)	$60,250	$91,164	$(31,631)	$59,533
Other intangible assets	$13,401	$(8,197)	$5,204	$13,401	$(8,531)	$4,870
	$104,565	$(39,111)	$65,454	$104,565	$40,162	$64,403

Aggregate amortization expense for the three months ended March 31, 2005 and 2006 was $1.1 million.

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

The Company applied Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three months ended March 31, 2005.

The Company recorded a loss from discontinued operations related to WTVO-TV of $477 for the three months ended March 31, 2005. Net revenue of WTVO-TV for the three months ended March 31, 2005, was $1,285.

5. Long -Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008. The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility. The credit facility bears various floating interest rates, based upon LIBOR, ranging from 7.0% to 7.25% at March 31, 2006. On May 3, 2005, the full amount of the term loan was borrowed. Approximately $278 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses. The balance of the term loan borrowing will be used for working capital. The term loan will mature in 2012 and the revolving facility will mature in 2010. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

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

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility. The swap will become effective on May 8, 2006 and expires on May 8, 2008. Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the three months ended March 31, 2006 a gain of approximately $558,000, was recorded in other comprehensive income (loss). This amount will be reclassified commencing in May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

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

Long-term debt at December 31, 2005 and March 31, 2006 consisted of the following:

	12/31/05		3/31/06
	(in thousands)
Senior Credit Facility	$298,500		$297,750
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	347,292	(1)	347,147	(1)
Total Long Term Debt	$785,792		$784,897
Less:
Scheduled current maturities	(3,000)		(3,000)
Long term debt excluding all current installments(2)	$782,792		$781,897

(1) Includes unamortized premium balances of $3.0 million and $2.8 million as of December 31, 2005 and March 31, 2006.

(2) Excludes capital leases.

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

6. Income Taxes

At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $340.8 million expiring at various dates through 2025, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, not expected to reverse during the net operating loss carryforward period. Income tax expense for the three months ended March 31, 2006 primarily consists of deferred income taxes of $12.6 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $6.6 million to increase deferred tax liabilities during the remaining nine months of 2006.

7. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute approximately $352,000 to the benefit plan in 2006. For the three months ended March 31, 2006 approximately $45,000 has been contributed.

Components of the net periodic benefit plan were as follows:

	Three Months Ended March 31,
	2005	2006

Service cost	$68,514	$10,500
Interest cost	155,036	150,000
Expected return of plan assets	(168,463)	(169,000)
Amortization of the unrecognized obligation or transition asset	(5,933)	(3,500)
Recognized losses	33,269	36,500
Recognized prior service costs	11,118	—
Curtailments Loss	135,556	—
Net periodic cost	$229,097	$24,500

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

On March 16, 2006, KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV. Additionally, on March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT entered into an affiliation agreement MyNetworkTV. MyNetworkTV has stated that the new network will be launched on September 5, 2006.

9. Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share. The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

For the three months ended March 31, 2006, common stock equivalents, consisting of 165,729 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three months ended March 31, 2005, common stock equivalents, consisting of 21,300 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For the three months ended March 31, 2006, there are no shares underlying outstanding stock options, since the exercise price of all previously granted stock options was greater than the average market price of the common shares.

10. Subsequent Events

On April 26, 2006, the Company announced its intention to access a $50.0 million incremental Term Loan under its existing Senior Credit Facility. The Company also announced that it intends to seek the consent of the required lenders to make certain amendments to the Senior Credit Facility, including the reduction of the minimum cash requirement from $35.0 million to $10.0 million. The Company intends to use the funds available under the incremental term loan for working capital purposes. While the Company expects to execute definitive documentation relating to the incremental term loan in the near future, closing of the incremental term loan will be subject to customary conditions and there can be no assurance that the closing of the incremental term loan will occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS REPORT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, VOLATILITY IN PROGRAMMING COSTS AND THE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

Overview of our Business - This section provides a general description of the Company’s business, as well as recent developments that have occurred since December 31, 2005 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2006 and 2005. This analysis is presented on a consolidated basis. In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2006 and 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

Overview of our Business

The operating revenue of the Company’s stations is derived primarily from advertising revenue and, to a much lesser extent, from retransmission revenues from cable and satellite operators and compensation paid by the networks to its affiliated stations for broadcasting network programming.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 58% of the gross revenue of the Company’s stations for the three months ended March 31, 2006 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young

Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Recent Developments

Incremental Term Loan. On April 26, 2006, the Company announced its intention to access a $50.0 million incremental term loan under its existing Senior Credit Facility. The Company also announced that it intends to seek the consent of the required lenders to make certain amendments to the Senior Credit Facility, including the reduction of the minimum cash requirement from $35.0 million to $10.0 million. The Company intends to use the funds available under the incremental term loan for working capital purposes. While the Company expects to execute definitive documentation relating to the incremental term loan in the near future, closing of the incremental term loan will be subject to customary conditions and there can be no assurance that the closing of the incremental term loan will occur.

MyNetworkTV Affiliation Agreements. On March 16, 2006,KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV. Additionally, on March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT entered into an affiliation agreement with MyNetworkTV. MyNetworkTV has stated that the new network will be launched on September 5, 2006.

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

	Three Months Ended March 31,
	2005		2006
	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	31,068	58.6	32,591	58.0
National	17,549	33.1	17,515	31.2
Network	338	0.7	583	1.0
Political	384	0.7	1,242	2.2
Barter	1,744	3.3	1,746	3.1
Production/Other	1,908	3.6	2,513	4.5
Total	52,991	100.0	56,190	100.0

Commissions	(7,482)	(14.1)	(7,804)	(13.9)

Net Revenue	45,509	85.9	48,386	86.1

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth the Company’s operating results for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The results from continuing operations for the three months ended March 31, 2005 do not include the results of operations for WTVO-TV. Results for WTVO-TV are reflected as discontinued operations.

	For the three months ended March 31,
	(in thousands)
	2005	2006	Change	% Change

Net revenue	$45,509	$48,386	$2,877	6.3%

Operating expenses, including SG&A	35,434	33,919	(1,515)	(4.3)
Amortization of program license rights	5,335	6,855	1,520	28.5
Depreciation and amortization	6,392	4,793	(1,599)	(25.0)
Corporate overhead, excluding depreciation expense	4,090	3,626	(464)	(11.3)
Operating loss	(5,742)	(807)	4,935	86.0

Interest expense, net	(15,824)	(15,859)	(35)	(0.2)
Non-cash change in market valuation of swaps	(1,823)	—	1,823	100.0
Other expense	(155)	(1,228)	(1,073)	(692.0)
	(17,802)	(17,087)	(715)	(4.0% )

Loss from continuing operations before income taxes	(23,544)	(17,894)	5,650	24.0

Income tax expense	(7,014)	(12,741)	(5,727)	(81.6)

Loss from continuing operations	(30,558)	(30,635)	(77)	(0.3)

Income from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	11,207	—	(11,207)	(100.0)

Net loss	$(19,351)	$(30,635)	$(11,284)	(58.3)%

Basic loss from continuing operations per common share	$(1.52)	$(1.46)
Income from discontinued operations, net	0.56	0.00
Basic net loss per common share	$(0.96)	$(1.46)
Basic shares used in earnings per share calculation	20,055,996	20,937,995

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 4.5% of total revenues. Net revenue for the three months ended March 31, 2006 was $48.4 million, as compared to $45.5 million for the three months ended March 31, 2006, an increase of $2.9 million or 6.3%. The major components of, and changes to, net revenue were as follows:

•      The Company’s gross local revenues for three months ended March 31, 2006 increased by 4.9% compared to the three months ended March 31, 2005, and gross national revenues for the three months ended March 31, 2006 were down 0.2% compared to the prior year. The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives. Additionally, eight of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. While gross national revenues were down slightly year over year, national revenues were up at five of the ten stations for the three months ended March 31, 2006 due to increased spending by various national accounts, including automotive and telecommunications accounts.

•      Gross political revenue for the three months ended March 31, 2006 was $1.2 million, as compared to $384,000 for the three months ended March 31, 2005, an increase of approximately $858,000. This increase is due to various local races in 2006 at six of the ten stations, the most significant of which were noted in Michigan, Iowa, South Dakota and San Francisco, with no such races during the 2005.

•      Network compensation for the three months ended March 31, 2006 was $583,000, an increase of $245,000 or 72.5%, compared to $338,000 for the three months ended March 31, 2005. The majority of this increase relates to the ABC affiliation agreements which were renewed in September 2005 and were retroactive to October 1, 2004. The ABC affiliates had deferred all compensation received during the first quarter of 2005, since the contract was not renewed at that point.

•      Other revenue increased approximately $605,000, due primarily to increased retransmission consent revenue, which represents consideration received from some satellite and cable providers in return for consent to retransmission of the signals of the Company’s television stations. In some cases, the consideration is based on the number of subscribers receiving the signals.

Operating expenses, including selling, general and administrative expenses, for the three months ended March 31, 2006 were $33.9 million as compared to $35.4 million for the three months ended March 31, 2005, a decrease of $1.5 million, or 4.3%. The major components and changes in operating expenses were as follows:

•      Personnel costs decreased approximately $1.2 million, resulting primarily from the cost cutting initiatives and headcount reductions that took place in 2005, which began to benefit the Company during the second half of 2005.

•      Pension expense was down approximately $545,000, due primarily to an additional pension liability for a terminated executive of approximately $426,000 that was recorded during the first quarter of 2005, with no such expense recorded during the first quarter of 2006.

The following items acted to offset these changes;

•      Included in selling, general and administrative expenses is non-cash compensation expense of approximately $1.0 million for the three months ended March 31, 2006, of which approximately $582,000 relates to restricted and deferred stock awards. The remaining $434,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan. This compares to non-cash compensation of $619,000 for the three months ended March 31, 2005, an increase of approximately $398,000. This increase is due primarily to the increased non-cash compensation expense associated with restricted and deferred stock units awarded in June 2005, November 2005 and December 2005.

Amortization of program license rights for the three months ended March 31, 2006 was $6.9 million, compared to $5.3 million for the three months ended March 31, 2005, an increase of $1.5 million, or 28.5%. The increase for the three months ended March 31, 2006 was primarily due the combination of increased renewal costs of programming as well as the addition of Sex and the City at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $4.8 million for the three months ended March 31, 2006 as compared to $6.4 million for the three months ended March 31, 2005, a decrease of $1.6 million or 25.0%. The decrease is due to the following:

•      Approximately $1.3 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated during the second quarter of 2005.

•      Additionally, $141,000 of the decrease is due to lower amortization expense on debt issuance costs, associated with the May 2005 refinancing.

Corporate Overhead for the three months ended March 31, 2006 was $3.6 million as compared to $4.1 million for the three months ended March 31, 2005, a decrease of $464,000, or 11.3%. The major components and changes in corporate expenses were as follows:

•      Legal, professional and consulting fees were down approximately $703,000 for the three months ended March 31, 2006. Approximately $246,000 of this decrease relates to a tax consulting project, which took place during the first quarter of 2005, with no such project occurring during the first quarter of 2006. The remaining decrease is due to an overall reduction in expenses relating to the Company’s review and compliance with corporate governance legislation.

The following acted to offset the increase:

•      Personnel costs were up approximately $206,000, due in part to gain on the mark to market of the executive deferred compensation plan of approximately $98,000 for the three months ended March 31, 2006 as compared to a loss on the mark to market of the deferred compensation plan of approximately $5,000 for the three months ended March 31, 2005. The remaining increase is due to the hiring of a new corporate employee in mid-2005 as well as standard inflationary and contractual salary increases.

Interest expense for the three months ended March 31, 2006 was $15.9 million, compared to $15.8 million for the same period in 2005, an increase of $35,000, or 0.2%. The Company received a payment on its interest rate swaps of $245,000 for the three months ended March 31, 2005, which was recorded as a reduction of interest expense. Pursuant to a refinancing transaction completed on May 3, 2005, the Company used borrowings under its $300.0 million credit facility to purchase all of its $246.9 million principal amount of 8 ½% Senior Notes due 2008. The senior credit facility bears various  floating interest rates, based upon LIBOR, ranging from 7.0% to 7.25%, at March 31, 2006, thus increasing interest expense during the first quarter of 2006.

The Company recorded a $1.8 million non-cash gain in connection with the change in the market value of interest rate swaps for the three months ended March 31, 2005. This swap was terminated at the end of 2005, and therefore, no non cash change in market value was recorded for the first three months of 2006.

Other expense increased approximately $1.1 million due the Company’s share of losses on its equity investments in third parties for tower agreements.

The Company recorded an income tax provision of  $12.7 million and $7.0 million for the three months ended March 31, 2006 and 2005, respectively. This provision includes a deferred tax liability of $12.6 million and $6.9 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for 2006 and 2005, respectively, which continues to be amortized for tax purposes.

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005. In connection with the sale of WTVO-TV, the Company recorded loss from discontinued operations of approximately $477 for the three months ended March 31, 2005.

As a result of the above-discussed factors, the net loss for the Company was $30.6 million for the three months ended March 31, 2006, compared to a net loss of $19.4 million for the three months ended March 31, 2005, a change of $11.3 million, or 58.3%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Three Months Ended 31,
	2005	2006
Net cash provided by (used in):
Operating activities	$(18,648)	$(20,550)
Investing activities	$4,594	$(938)
Financing activities	$(183)	$(767)
Net decrease in cash and cash equivalents	$(14,237)	$(22,255)

	December 31,	March 31,
	2005	2006
Cash and cash equivalents	$78,099	$55,844
Long-term debt, including current portion	$785,792	$784,897
Available under senior credit agreement	$20,000	$20,000

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $20.6 million and $18.6 million, respectively. The reduction of cash from operating activities year over year was due primarily to the following factors:

•      The Company made approximately $6.7 million of payments on its programming liabilities for the three months ended March 31, 2006, an increase of approximately $1.2 million from the three months ended March 31, 2005.

•      Accrued expenses and other liabilities decreased approximately $14.1 million from December 31, 2005. Approximately $11.7 million of this decrease relates to interest payments made on the Company’s 8.75% and 10% Senior Subordinated Notes as well as the Company’s Senior Credit Facility, offset slightly by interest accruals made during the first quarter of 2006. Furthermore, approximately $1.4 million relates to a decrease in the accrued bonus resulting from bonus payments made during the first quarter of 2006, which was accrued for at December 31, 2005. Additionally, approximately $263,000 of the decrease relates to an adjustment as a result of the resolution of an ongoing union dispute during the first quarter of 2006, resulting in the decrease of a prior accrual which was established to cover any retroactive liabilities. Additionally, the Company paid out approximately $163,000 of severance during the first quarter of 2006, which was accrued for at December 31, 2005.

The following item partially offset the above reductions:

•      The Company recorded its share of the losses on  Investments in Unconsolidated subsidiaries, net of dividends of approximately $1.2 million for the three months ended March 31, 2006 as compared to an increase of $109,000 for the three months ended March 31, 2005.

•      Accounts receivable decreased by approximately $5.8 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively. Historically, revenues are lower in the first quarter of the year for television broadcasters compared to the fourth quarter, due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season and a subsequent decrease in accounts receivable balances in the first quarter of the succeeding year.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2006 was approximately $938,000, compared to cash provided by investing activities for the three months ended March 31, 2005 of $4.5 million. The following changes in investing activities were noted:

•      Investing activities in 2005 included $5.8 million of proceeds from the closing of the second step of sale of WTVO-TV on January 4, 2005 to Mission Broadcasting.

•      Capital expenditures for the three months ended March 31, 2006 of approximately $938,000 was lower than capital expenditures of $1.2 million for the three months ended March 31, 2005.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2006 and 2005 was $767,000 and $183,000, respectively. The following changes is financing activities were noted:

•      The Company made payments under capital lease obligations of approximately $17,000 and $183,000 for the three months ended March 31, 2006 and 2005, respectively.

•      Additionally, the Company made a principal repayment of $750,000 on its Senior Credit Facility during the quarter ended March 31, 2006.

Debt Instruments, Guarantees and Related Covenants

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300 million of the term loan was borrowed. Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246,890,000 outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing will be used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility. At March 31, 2006, approximately $297.8 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”)” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.25% with the Base Rate and 2.25% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $35.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At March 31, 2006, the Company was in compliance with all covenants contained under the credit facility.

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

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The swap will become effective on May 8, 2006 and expires on May 8, 2008. Upon effectiveness, the Company will pay a fixed interest of 4.3425% and the Company will receive interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133 and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the quarter ended March 31, 2006, a gain of approximately $558,000 was recorded in other comprehensive income (loss). This amount will be reclassified commencing May 2006 into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

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

On April 26, 2006, the Company announced its intention to access a $50.0 million incremental Term Loan under its existing Senior Credit Facility. The Company also announced that it intends to seek the consent of the required lenders to make certain amendments to the Senior Credit Facility, including the reduction of the minimum cash requirement from $35.0 million to $10.0 million. The Company intends to use the funds available under the incremental term loan for working capital purposes. While the Company expects to execute definitive documentation relating to the incremental term loan in the near future, closing of the incremental term loan will be subject to customary conditions and there can be no assurance that the closing of the incremental term loan will occur.

The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period. Debt amounts outstanding at December 31, 2005 and March 31, 2006 were as follows:

					Annualized
	12/31/05		3/31/06		Interest Payments(1)
Senior Credit Facility	$298,500		$297,750		$20,706
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,292	(2)	$347,147	(2)	34,429
Total Debt (excluding capital leases)	$785,792		$784,897		$67.385

(1)           The annualized interest payments are calculated based on the outstanding principal amounts at March 31, 2006, multiplied by the interest rates of the related notes. The annualized interest payments on the Senior Credit Facility takes into account the quarterly principal payments of $750,000.

(2)           Includes an unamortized premium balance of $3.0 million and $2.8 million as of December 31, 2005 and March 31, 2006, respectively.

The Company’s total debt at March 31, 2006 was approximately $785.0 million, consisting of $297.8 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $2.8 million of bond premiums and $49,000 of capital leases. In addition, at March 31, 2006, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Credit Facility and  Senior Subordinated Notes, corporate overhead costs and capital expenditures, from cash on hand ($55.8 million at March 31, 2006), cash flows from operations and funds available under the Senior Credit Facility ($20.0 million at March 31, 2006).

Income Taxes

At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $340.8 million expiring at various dates through 2025, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, not expected to reverse during the net operating loss carryforward period. Income tax expense for the three months ended March 31, 2006 primarily consists of deferred income taxes of $12.6 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the

Company s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $6.6 million to increase deferred tax liabilities during the remaining nine months of 2006.

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

The following table summarizes separately the Company’s material obligations and commitments at March 31, 2006 and the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund its short term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 2 years	3 – 4 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$782,049	$3,000	$6,000	$6,000	$767,049
Cash Interest Payments(1)	280,766	46,780	93,560	93,468	46,958
Capital Lease Obligations	52	31	21	—	—
Operating Leases	5,399	1,656	2,780	905	58
Unconditional Purchase Obligations(2)	20,959	12,666	6,769	1,524	—
Other Long-Term Obligations(3)	108,413	14,689	48,579	39,618	5,527
Total Contractual Cash Obligations	$1,197,638	$78,822	$157,709	$141,515	$819,592

(1) Only includes interest on fixed rate debt. The $300.0 million Senior Credit Facility, which matures on November 3, 2012, bears interest at various floating rates based on LIBOR. The various March 31, 2006 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments. Based on this weighted average, total additional interest over the term of the floating rate facility approximates $132.1 million.

(2) Unpaid program license liability reflected on the March 31, 2006 balance sheet.

(3) Obligations for programming that has been contracted for, but not recorded on the March 31, 2006 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

During the first quarter of 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted SFAS 123R using the modified prospective method, and consequently has not retroactively adjusted results from prior periods.

Prior to January 1, 2006, the Company had accounted for its share-based payments to employees under FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS “123”) which allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but disclose the pro forma net income (loss) had the fair value of the options been expensed.

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005 the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares (see Note 2 to the Consolidated Financial Statements). As a result of the above-discussed exchange agreement and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested as of March 31, 2006 which were fully expensed during the first quarter of 2006, in the amount of approximately $5,000. In addition, the Company will incur compensation expense associated with the issuance of the restricted and deferred stock awards. The Company estimates recording additional compensation expense relating to previously restricted shares and deferred stock units of approximately $2.0 million for the remainder of 2006 and approximately $1.9 million, and $876,000 during 2007 and 2008, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with $297.8 million outstanding as of March 31, 2006, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of March 31, 2006 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 1A. Risk Factors

The risk factor below should be read in conjunction with the risk factors and information disclosed in the Company’s 2005
Form 10-K.

Recent Enforcement Activity by the Federal Communications Commission May Adversely Affect The Company’s Business

In recent years, the Federal Communications Commission (“FCC”) has vigorously enforced a number of its rules. For example, the FCC has issued fines and sanctions for violations of its indecency rules, equal employment opportunity rules, public inspection file rules, and children’s programming rules. The FCC’s recent enforcement activity has typically been in connection with its review of station renewal applications. When reviewing a station’s license renewal application, the Communications Act of 1934, as amended (the “Communications Act”), requires the FCC to review (1) whether the station has served the public interest; (2) whether the station has committed any serious violations of either the Communications Act or the FCC’s rules; and (3) whether the station has committed other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse.

In March 2006, the FCC proposed indecency fines against KLFY, KCLO, KELO, and KPLO in the amount of $32,500 per station for airing an episode of the CBS network program “Without a Trace.” The Company plans to oppose these proposed fines. Also, in March 2006, the FCC proposed a $10,000 fine against KLFY in connection with its pending license renewal application for public inspection file rule violations. In 2004, the FCC also proposed a $27,500 indecency fine against KRON, and the Company’s opposition to the proposed fine remains pending. In addition, the Company’s pending renewal applications for WATE, WLNS, KCLO, WKRN, and KWQC each disclose minor compliance issues with either the public inspection file rules or children’s television rules. The Company is unable to predict the outcome of the FCC’s review of these matters or the impact that these (and any future) FCC-related compliance matters may have on the Company and the license renewal process at the relevant station.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Items

Not Applicable.

Item 6. Exhibits

Exhibits.

Exhibit
Number	Exhibit Description
11	Statement Re computation of Per Share Earnings
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date: May 4, 2006	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date: May 4, 2006	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)