Form 10-Q
period 2006-06-30
YOUNG BROADCASTING INC /DE/
filed 2006-08-09
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
June 30, 2006	0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

599 Lexington Avenue
New York,  New York 10022
(Address of principal executive offices)

Registrant’s telephone number, including area code:       (212) 754-7070

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

Number of shares of Common Stock outstanding as of July 24, 2006: 19,832,069 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,099,123	$107,910,352
Trade accounts receivable, less allowance for doubtful accounts of $1,050,000 in 2005 and $1,057,000 in 2006	40,768,181	40,319,719
Current portion of program license rights	21,763,650	9,200,372
Prepaid expenses	2,785,369	1,783,511
Other current assets	1,979,314	2,009,556
Total current assets	145,395,637	161,223,510

Property and equipment, less accumulated depreciation and amortization of $184,348,672 in 2005 and $190,744,693 in 2006	75,328,016	70,495,037
Program license rights, excluding current portion	7,018,090	5,660,815
Deposits and other assets	3,575,404	4,659,162
Investments in unconsolidated subsidiaries	4,451,831	3,215,456
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets	65,454,167	63,351,677
Deferred charges, less accumulated amortization of $3,285,390 in 2005 and 4,077,449 in 2006	10,395,399	10,893,594
Total Assets	$787,547,366	$795,428,073

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$8,933,428	$5,549,248
Accrued interest	18,954,497	19,102,014
Accrued expenses	17,187,952	15,736,556
Current installments of program license liability	17,282,456	7,306,238
Current installment of long term debt	3,000,000	3,500,000
Current installments of obligations under capital leases	45,445	33,671
Total current liabilities	65,403,778	51,227,727
Program license liability, excluding current installments	9,119,940	7,564,848
Long-term debt, excluding current installments	782,791,781	830,377,155
Deferred tax liability and other long-term tax liabilities	26,684,273	41,570,437
Other liabilities	4,847,411	4,691,721
Obligations under capital leases, excluding current installments	20,546	6,421
Total liabilities	888,867,729	935,438,309
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 18,907,651 shares at 2005 and 19,683,119 shares at 2006	18,908	19,683
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2005 and 2006	1,941	1,941
Additional paid-in capital	384,173,020	386,138,574
Accumulated other comprehensive loss	(2,481,117)	(1,513,681)
Accumulated deficit	(483,033,115)	(524,656,753)
Total stockholders’ deficit	(101,320,363)	(140,010,236)
Total liabilities and stockholders’ deficit	$787,547,366	$795,428,073

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net operating revenue	$50,865,534	$56,754,820	$96,374,664	$105,141,289

Operating expenses, excluding depreciation expense	18,771,384	16,943,726	36,599,517	34,014,405
Amortization of program license rights	5,271,070	7,016,794	10,606,019	13,872,611
Selling, general and administrative expenses, excluding depreciation expense	16,066,573	16,985,214	33,672,794	33,833,489
Depreciation and amortization	6,044,168	4,727,690	12,436,376	9,520,508
Corporate overhead, excluding depreciation expense	3,064,096	3,417,579	7,154,027	7,043,630
Operating income (loss)	1,648,243	7,663,817	(4,094,069)	6,856,646

Interest expense, net	(15,413,495)	(16,480,261)	(31,237,011)	(32,339,507)
Non-cash gain (loss) on market valuation of swaps	1,164,572	—	(658,507)	—
Loss on extinguishment of debt	(18,625,706)	—	(18,625,706)	—
Other expense, net	(148,443)	(329,636)	(303,377)	(1,557,868)
	(33,023,072)	(16,809,897)	(50,824,601)	(33,897,375)

Loss from continuing operations before income taxes	(31,374,829)	(9,146,080)	(54,918,670)	(27,040,729)
Income tax expense	(4,778,684)	(1,842,230)	(11,793,537)	(14,582,909)
Loss from continuing operations	(36,153,513)	(10,988,310)	(66,712,207)	(41,623,638)
Income (loss) from discontinued operations, net of tax, including gain on sale of $11.2 million for the six months ended June 30, 2005	(822)	—	11,206,804	—
Net loss	$(36,154,335)	$(10,988,310)	$(55,505,403)	$(41,623,638)
Basic and diluted net loss per common share:
Loss from continuing operations	$(1.80)	$(0.52)	$(3.32)	$(1.98)
Income (loss) from discontinued operations	—	—	0.56	—
Net loss per common share	$(1.80)	$(0.52)	$(2.76)	$(1.98)

Weighted average shares — Basic and dilutive	20,121,791	21,223,347	20,089,076	21,071,672

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Deficit
Balance at December 31, 2005	18,908	1,941	$384,173,020	$(483,033,115)	$(2,481,117)		(101,320,363)

Contribution of shares into Company’s defined contribution plan	237		719,226				719,463

Non-cash stock compensation	527		1,218,755				1,219,282

Employee stock purchase plan	11		27,573				27,584

Net loss for the six months ended June 30, 2006				(41,623,638)		(41,623,638)	(41,623,638)

Unrealized loss on derivative instrument					967,436	967,436	967,436
						(40,656,202)	(40,656,202)

Balance at June 30, 2006	19,683	1,941	$386,138,574	$(524,656,753)	$(1,513,681)		$(140,010,236)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating activities
Net loss	$(55,505,403)	$(41,623,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of station, net taxes	(11,207,149)	—
Depreciation and amortization of property and equipment	9,261,278	6,625,959
Provision for uncollectible accounts	75,692	37,213
Amortization of program license rights	10,606,019	13,872,611
Amortization of intangibles and deferred charges	3,175,098	2,894,549
Non-cash compensation	1,176,180	2,282,759
Non-cash change on market valuation of swap	658,507	—
Loss on unconsolidated subsidiaries, net of dividend	(62,364)	1,236,375
Provision for income taxes	11,793,537	14,582,909
Loss on extinguishment of debt	388,758	—
Gain on sale of fixed assets	(4,447)	44,150
Payments on programming license liabilities	(10,803,295)	(13,239,389)
Decrease in trade accounts receivable	908,218	411,250
Decrease in prepaid expenses	1,985,657	1,001,858
Decrease in trade accounts payable	(1,219,193)	(1,646,338)
Increase (decrease) in accrued expenses and other liabilities	1,008,195	(1,831,929)
Increase in other assets	(198,718)	(76,825)
Net cash used in operating activities	(37,963,430)	($15,428,486)

Investing activities
Capital expenditures	(2,457,621)	(2,433,179)
Net proceeds from the sale of WTVO-TV	5,802,243	—
Proceeds from the disposal of fixed assets	45,075	614,048
Net cash provided by (used in) investing activities	3,389,697	(1,819,131)

Financing activities
Principal borrowings on long-term debt	$300,000,000	$50,000,000
Redemption of notes	(246,890,000)	—
Deferred debt financing costs incurred	(5,979,099)	(1,290,225)
Principal payments under capital lease obligations	(362,041)	(25,899)
Principal payments on Credit Facility	—	(1,625,000)
Net cash provided by financing activities	46,768,860	47,058,846

Net increase in cash	12,195,127	29,811,229
Cash and cash equivalents at beginning of year	93,831,317	78,099,123
Cash and cash equivalents at June 30	$106,026,444	$107,910,352

Supplemental disclosure of cash flow information
Interest paid	$30,874,505	$34,109,578

See accompanying notes to consolidated financial statements.

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

For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used.  Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method.  Accordingly, the Company’s share of earnings and losses of these companies are included in other expense, net in the accompanying consolidated statement of operations of the Company.  The Company recorded its share of losses of approximately $464,000 and approximately $1.1 million for the six months ended June 30, 2005 and 2006, respectively, and its share of earnings of approximately $83,000 and $47,000 for the three months ended June 30, 2005 and 2006, respectively.

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

In June 2006, June 2005 and May 2004, the Company awarded 636,700, 438,500 and 109,100 deferred stock units, respectively, to executive officers of the Company under the 2004 Plan, with aggregate market values at the date of grant of approximately $2.3 million, $2.0 million and $1.8 million, respectively.  Deferred stock awards represent the right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses.  Upon vesting the recipients will be credited with units equivalent to shares.  During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment.  Additionally, granted but unvested deferred stock units are forfeited upon termination of employment, unless for reasons of death or disability.

The June 2005 awards of deferred stock units were subject to the consummation of a transaction that resulted in there being available for grant under the 2004 Plan a number of additional shares of common stock equal to the aggregate number of deferred units conditionally awarded to such executive officers.  These conditional awards became effective on November 29, 2005, when the Company entered into an exchange agreement with each of its executive officers (collectively, the “Exchange Agreements”). Pursuant to the Exchange Agreements, options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised stock options held by such executive officers, were cancelled and, in exchange for such cancelled options (which had a fair market value of approximately $182,000), the executive officers were awarded an aggregate of 318,791 deferred stock units (which had an aggregate value of approximately $602,000) under the 2004 Plan.  The compensation expense associated with the fair market value of the deferred stock units ($602,000) will be recognized ratably over the three year vesting period.

In June 2006, June 2005 and May 2004, the Company awarded 590,450, 432,600 and 102,954 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.1 million, $2.0 million and $1.7 million, respectively.  The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses.  During the vesting period, the participants have voting rights and the right to receive all dividends paid with respect to such shares.  Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common Stock.  Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options. Under the terms of this offer, participating employees had the ability to exchange their outstanding options with an exercise price of less than $30.44 per share for new restricted shares that vest over a period of three years. The number of restricted shares to be received was based upon certain exchange ratios. In order to participate in this offer, employees were required to tender all of their options, regardless of when granted or the exercise price. Pursuant to the terms of the offer, tendered options with exercise prices of $30.44 or above were to be cancelled upon expiration of the offer, without the payment of any consideration.  Options to purchase an aggregate of 949,776 shares of common stock were eligible for participation in the offer. The offer expired on December 30, 2005, at which time the Company accepted for exchange and cancelled options to purchase a total of 945,776 shares of Common Stock with a fair market value of approximately $181,000, and issued an aggregate of 158,992 restricted shares of Class A common stock, under 2004 Plan, for an aggregate value of approximately $401,000.  The compensation expense associated with the fair market value of the restricted stock issued ($401,000) will be recognized ratably over the three year vesting period.

Stock Options

As a result of the above-discussed Exchange Agreements and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested which were fully expensed during the first quarter of 2006, in the amount of approximately $5,000.

Restricted Shares and Deferred Stock Units

The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company’s Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $259,000 and $544,000, respectively, for the three months ended June 30, 2005 and 2006, and $799,000 and $1.4 million, respectively, for the six months ended June 30, 2005 and 2006.

There were 1,472,363 and 2,484,691 shares of unvested restricted and deferred stock units with a weighted average share price of $4.89 and $3.97 as of December 31, 2005 and June 30, 2006, respectively.

The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $2.1 million for the remainder of 2006 and approximately $3.5 million, $2.5 million and $740,000 during 2007, 2008 and 2009, respectively.

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

For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for the three  and six months ended June 30, 2005:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
(dollars in thousands, except per share data)	2005	2005

Net loss-as reported	$(36,154)	$(55,505)
Add stock based employee compensation expense included in reported net loss	—	—
Deduct total stock-based employee compensation expense determined under fair value based method, including employee stock purchase plan	(627)	(1,485)
Net loss-pro forma	$(36,781)	$(56,990)
Net loss per basic common share-as reported	$(1.80)	$(2.76)
Net loss per basic common share-pro forma	$(1.83)	$(2.84)

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

The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2005		As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite-lived intangible assets:
Network Affiliations	$91,164	$(30,914)	$60,250	$91,164	$(32,349)	$58,815
Other intangible assets	$13,401	$(8,197)	$5,204	$13,401	$(8,865)	$4,536
	$104,565	$(39,111)	$65,454	$104,565	$(41,214)	$63,351

Aggregate amortization expense for the six months ended June 30, 2005 and 2006 was $2.2 million and $2.1 million, respectively.  Aggregate amortization expense for the three months ended June 30, 2005 and 2006 was $1.1 million and $1.1 million, respectively.

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

The Company applied Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three months and six months ended June 30, 2005 and 2006.

The Company a loss from discontinued operations of $345 for the six months ended June 30, 2005.  For the three months ended June 30, 2005, the Company recorded a loss from discontinued operations of $822.  Net revenue of WTVO-TV for the six months ended June 30, 2005, was $1,300.

5. Long-Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility  (“Senior Credit Facility”) and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The Senior Credit Facility provided for a $300.0 million term loan and a $20.0 million revolving credit facility.  The Senior Credit Facility bears various floating interest rates, based upon LIBOR, ranging from 7.69% to 7.88% at June 30, 2006.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278.0 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the Senior Credit Facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving Senior Credit Facility.

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

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility).  As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.  The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility.

On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company. The proceeds of the incremental term loan borrowing will be used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.3 million of fees associated with the incremental term loan and First Amendment.

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012. As of June 30, 2006, approximately $346.9 million was outstanding under the term loan portion of the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility.  The swap became effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three and six months ended June 30, 2006 a gain of approximately $409,000 and $967,000 was recorded in other comprehensive income (loss).

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

Long-term debt at December 31, 2005 and June 30, 2006 consisted of the following:

	12/31/05		6/30/06
	(in thousands)
Senior Credit Facility	$298,500		$346,875
8¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	347,292	(1)	347,002	(1)
Total Long Term Debt	$785,792		$833,877
Less:
Scheduled current maturities	($3,000)		(3,500)
Long term debt excluding all current installments(2)	$782,792		$830,377

(1) Includes unamortized premium balances of $3.0 million and $2.7 million as of December 31, 2005 and June 30, 2006.

(3) Excludes capital leases.

6. Income Taxes

At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $340.8 million expiring at various dates through 2025, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The Company’s income tax expense for the three and six months ended June 30, 2006 primarily consists of deferred income taxes of $1.7 million and $14.2 million, respectively related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $5.0 million to increase deferred tax liabilities during the remaining six months of 2006.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements

7. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute approximately $352,000 to the benefit plan in 2006.  To date approximately $217,000 has been contributed.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Service cost	$68,514	$10,500	$137,028	$21,000
Interest cost	155,036	150,000	310,072	300,000
Expected return of plan assets	(168,463)	(169,000)	(336,926)	(338,000)
Amortization of the unrecognized obligation or transition asset	33,269	36,500	66,538	73,000
Recognized loss	11,118	—	22,236	—
Recognized prior service costs	(5,933)	(3,500)	(11,866)	(7,000)
Curtailment loss	135,556	—	271,112	—
Net periodic cost	$229,097	$24,500	$458,194	$49,000

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

9. Earnings Per Share

The weighted average number of shares of Class A and Class B common stock outstanding during the period has been used to calculate earnings per share.   The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

For the three and six months ended June 30, 2006, common stock equivalents, consisting of 207,742  and 190,347 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three and six months ended June 30, 2005, common stock equivalents, consisting of 21,300 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share.   For the three and six months ended June 30, 2006 and June 30, 2005, there are no shares underlying outstanding stock options, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

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

Overview of our Business — This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2006 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

Results of Operations — This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2006 and 2005.  This analysis is presented on a consolidated basis.  In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources — This section provides an analysis of the Company’s cash flows for the six months ended June 30, 2006 and 2005.  Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 56% of the gross revenue of the Company’s stations during the quarter ended June 30, 2006 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$35,844	60.8	$36,540	55.5	$66,912	59.8	$69,131	56.7
National	18,831	32.0	20,564	31.3	36,380	32.5	38,080	31.2
Network	399	0.7	663	1.0	738	0.6	1,246	1.0
Political	844	1.4	4,826	7.3	1,228	1.1	6,068	5.0
Barter	1,673	2.8	1,517	2.3	3,417	3.1	3,263	2.7
Production/Other	1,380	2.3	1,728	2.6	3,289	2.9	4,241	3.4
Total	$58,971	100.0	$65,838	100.0	$111,964	100.0	$122,029	100.0

Commissions	(8,106)	(13.7)	(9,083)	(13.8)	(15,589)	(13.9)	(16,887)	(13.8)

Net Revenue.	$50,865	86.3	$56,755	86.2	$96,375	86.1	$105,142	86.2

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth the Company’s operating results for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  The results from continuing operations for the three months ended June 30, 2005 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the three months ended June 30, (in thousands, except per share data)
	2005	2006	Change	% Change

Net revenue	$50,865	$56,755	$5,890	11.6%

Operating expenses, including SG&A	34,838	33,929	(909)	(2.6)
Amortization of program license rights	5,271	7,017	1,746	33.1
Depreciation and amortization	6,044	4,728	(1,316)	(21.8)
Corporate overhead, excluding depreciation expense	3,064	3,417	353	11.5
Operating income	1,648	7,664	6,016	365.0

Interest expense, net	(15,414)	(16,480)	(1,066)	(6.9)
Non-cash change in market valuation of swaps	1,165	—	(1,165)	(100.0)
Loss on extinguishment of debt	(18,626)	—	18,626	100.0
Other income/ (expense)	(148)	(330)	(182)	(123.0)
	(33,023)	(16,810)	16,213	49.1

Loss from continuing operations before income taxes	(31,375)	(9,146)	22,229	70.8

Income tax expense	(4,778)	(1,842)	2,936	61.4

Loss from continuing operations	(36,153)	(10,988)	25,165	69.6

(Loss) income from discontinued operations, net of taxes	(1)	—	1	100.0

Net loss	$(36,154)	$(10,988)	$25,166	69.6%

Basic loss from continuing operations per common share	$(1.80)	$(0.52)
Loss (income) from discontinued operations, net	(0.00)	(0.00)
Basic net loss per common share	$(1.80)	$(0.52)
Basic shares used in earnings per share calculation	20,121,791	21,223,347

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 3% of total net revenue.  Net revenue for the three months ended June 30, 2006 was $56.8 million, as compared to $50.9 million for the three months ended June 30, 2005, an increase of $5.9 million or 11.6%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the three months ended June 30, 2006 was $4.8 million, as compared to $844,000, for the three months ended June 30, 2005, an increase of $4.0 million, or 471.8%.  This increase is due to various local midterm elections in 2006 at seven geographic locations in which we own stations.

•                  The Company’s gross local revenues for the three months ended June 30, 2006 increased by 1.9% compared to the three months ended June 30, 2005, and gross national revenues for the three months ended June 30, 2006 were up 9.2% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers, in conjunction with new local sales initiatives.  Additionally, nine of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. The increase in gross national revenues for the three months ended June 30, 2005 was mainly due to increased national revenue from various categories, including automotive accounts at five of the Company’s stations.

•                  Network compensation for the three months ended June 30, 2006 was $663,000, an increase of $264,000, or 66.2%, compared to $399,000 for the three months ended June 30, 2005.   The majority of this increase relates to the ABC affiliation agreements which were renewed in September 2005 and were retroactive to October 1, 2004.  The ABC affiliates had deferred all compensation received during the second quarter of 2005, since the contract had not been renewed at that point.

Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2006 were $33.9 million as compared to $34.8 million for the three months ended June 30, 2005, a decrease of $909,000, or 2.6%.  The major causes of the decreases in operating expenses were as follows:

•                  Personnel costs, including severance costs, decreased approximately $1.3 million, resulting primarily from the cost cutting initiatives and headcount reductions that took place in 2005, which began to benefit the Company during the second half of 2005.  Of this decrease, approximately $900,000 relates to expense reductions that will continue to benefit future periods.

•                  Approximately $471,000 of the decrease is attributable to decreases in media spending at one of the Company’s stations during the three months ended June 30, 2006.

The following items acted to offset these changes:

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $1.3 million for the three months ended June 30, 2006, of which approximately $799,000 relates to restricted and deferred stock awards.  The remaining $468,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $557,000 for the three months ended June 30, 2005.  This increase is due primarily to the increased non-cash compensation expense associated with restricted shares and deferred stock units awarded in 2005 and 2006.

Amortization of program license rights for the three months ended June 30, 2006 was $7.0 million, compared to $5.3 million for the three months ended June 30, 2005, an increase of $1.7 million, or 33.1%.  The increase for the three months ended June 30, 2006 was primarily due the combination of increased renewal costs of programming as well as the addition of Sex and the City at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $4.7 million for the three months ended June 30, 2006 as compared to $6.0 million for the three months ended June 30, 2005, a decrease of approximately $1.3 million or 21.8%.  Approximately $1.1 million of this decrease is the result of various furniture, fixtures and computer at one of the Company’s stations becoming fully depreciated in June 2005.

Corporate Overhead for the three months ended June 30, 2006 was $3.4 million, compared to $3.1 million for the three months ended June 30, 2005, an increase of $353,000, or 11.5%.  This increase was mainly due an increase in bonus expense of approximately $411,000, resulting from  increased revenues and the Company meeting its interim performance targets during 2006.

Interest expense for the three months ended June 30, 2006 was $16.5 million, compared to $15.4 million for the same period in 2005, an increase of $1.1 million, or 6.9%.  The Company received a payment on its interest rate swaps of $409,000 for the three months ended June 30, 2005, which was recorded as a reduction of interest expense.  Pursuant to a refinancing transaction completed on May 3, 2005, the Company used borrowings under its $300.0 million credit facility to purchase all of its $246.9 million principal amount of 8 ½% Senior Notes due 2008.  Furthermore, on May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility.  The Company also requested an incremental term loan of $50.0 million under the Credit Agreement through an Increase Joinder.  On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company.  The senior credit facility and incremental term loan bears various floating interest rates, based upon LIBOR, ranging from 7.69% to 7.88%, at June 30, 2006, thus increasing interest expense during the second quarter of 2006.

The Company recorded a $1.2 million non-cash gain in connection with the change in the market value of interest rate swaps for the three months ended June 30, 2005.   This swap was terminated at the end of 2005, and therefore, no non cash change in market value was recorded for the three months ended June 30, 2006.

For the three months ended June 30, 2005 the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed on May 3, 2005.   This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus other expenses related to the cash tender offer (approximately $200,000) (see “Liquidity and Capital Resources”).

The Company recorded an income tax provision of $1.8 million and $4.8 million for the three months ended June 30, 2006 and 2005, respectively.  This provision includes a deferred tax liability of $1.7 million and $4.6 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for 2006 and 2005, respectively, which continues to be amortized for tax purposes.

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  In connection with this transaction, the Company recorded a loss from discontinued operations of approximately $822 for the three months ended June 30, 2005.

As a result of the above-discussed factors, the net loss for the Company was $11.0 million for the three months ended June 30, 2006, compared to a net loss of $36.2 million for the three months ended June 30, 2005, a change of $25.2 million, or 69.6%.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth the Company’s operating results for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  The results from continuing operations for the six months ended June 30, 2005 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the six months ended June 30, (in thousands, except per share data)
	2005	2006	Change	% Change

Net revenue	$96,375	$105,141	$8,766	9.1%

Operating expenses, including SG&A	70,273	67,848	(2,425)	(3.5)
Amortization of program license rights	10,606	13,872	3,266	30.8
Depreciation and amortization	12,436	9,520	(2,916)	(23.4)
Corporate overhead, excluding depreciation expense	7,154	7,044	(110)	(1.5)
Operating income (loss)	(4,094)	6,857	10,951	267.5

Interest expense, net	(31,237)	(32,340)	(1,103)	3.5
Non-cash change in market valuation of swaps	(659)	—	659	100.0
Loss on extinguishment of debt	(18,626)	—	18,626	100.0
Other income/ (expense)	(303)	(1,558)	(1,255)	414.1
	(50,825)	(33,898)	16,927	33.3

Loss from continuing operations before income taxes	(54,919)	(27,041)	27,878	50.8

Income tax expense	(11,793)	(14,583)	(2,790)	23.7

Loss from continuing operations	(66,712)	(41,624)	25,088	37.6

(Loss) income from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	11,207	—	(11,207)	(100.0)

Net loss	$(55,505)	$(41,624)	$13,881	25.0%
Basic loss from continuing operations per common share	$(3.32)	$(1.98)
Loss (income) from discontinued operations, net	0.56	—
Basic net loss per common share	$(2.76)	$(1.98)
Basic shares used in earnings per share calculation	20,089,076	21,071,672

Net revenue for the six months ended June 30, 2006 was $105.1 million, as compared to $96.4 million for the six months ended June 30, 2005, an increase of $8.8 million or 9.1%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the six months ended June 30, 2006 was $6.1 million, as compared to $1.2 million for the six months ended June 30, 2005, an increase of approximately $4.9 million, or 394.1%.  This increase is due to various local midterm elections in 2006 at eight geographic locations in which we own stations.

•                  The Company’s gross local revenues for the six months ended June 30, 2006 increased by 3.3% compared to the six months ended June 30, 2005, and gross national revenues for the six months ended June 30, 2006 were up 4.7% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers, in conjunction with new local sales initiatives.  Additionally, eight of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare. The increase in gross national revenues for the six months ended June 30, 2006 was due to various factors.  A few of the stations experienced increases in prime time ratings.

•                  Network compensation for the six months ended June 30, 2006 was $1.2 million, an increase of $508,000, or 69.0%, compared to $738,000 for the six months ended June 30, 2005.  The majority of this increase relates to the ABC affiliation agreements which were renewed in September 2005 and were retroactive to October 1, 2004.  The ABC affiliates had deferred all compensation received during the first half of 2005, since the contract had not been renewed at that point.

Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2006 were $67.8 million as compared to $70.3 million for the six months ended June 30, 2005, a decrease of $2.4 million, or 3.5%.  The major causes of the decreases in operating expenses were as follows:

•                  Personnel costs, including severance costs, decreased approximately $2.4 million, resulting primarily from the cost cutting initiatives and headcount reductions that took place in 2005, which began to benefit the Company during the second half of 2005.  Of this decrease, approximately $1.8 million relates to expense reductions that will continue to benefit future periods.

•                  Pension expense was down approximately $602,000, due primarily to an additional pension liability for a terminated executive of approximately $426,000 that was recorded during the first quarter of 2005, with no such expense recorded during the first half of 2006.

•                  Approximately $500,000 of the decrease is attributable to decreases in media spending at one of the Company’s stations during the six months ended June 30, 2006.

The following items acted to offset these changes:

•                  Included in selling, general and administrative expenses is non-cash compensation expense of approximately $2.3 million for the six months ended June, 2006, of which approximately $1.4 million relates to restricted shares and deferred stock awards.  The remaining $902,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $1.2 million for the six months ended June 30, 2005, an increase of approximately $1.1 million.  This increase is due primarily to the increased non-cash compensation expense associated with restricted shares and deferred stock units awarded in 2005 and 2006.

Amortization of program license rights for the six months ended June 30, 2006 was $13.9 million, compared to $10.6 million for the six months ended June 30, 2005, an increase of $3.3 million, or

30.8%.  The increase for the six months ended June 30, 2006 was primarily due the combination of increased renewal costs of programming as well as the addition of Sex and the City at one of the Company’s stations.

Depreciation of property and equipment and amortization of intangible assets was $9.5 million for the six months ended June 30, 2006 as compared to $12.4 million for the six months ended June 30, 2005, a decrease of approximately $2.9 million or 23.4%.  This decrease is due to the following:

•                  Approximately $2.4 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated during the second quarter of 2005.

Corporate Overhead for the six months ended June 30, 2006 and June 30, 2005 was $7.0 million for the six months ended June 30, 2006 compared to $7.2 million for the six months ended June 30, 2005, a decrease of approximately $110,000 or 1.5%.  The major components of corporate expenses were as follows:

•                  Legal, professional and consulting fees were down approximately $806,000 for the six months ended June 30, 2006.  Approximately $246,000 of this decrease relates to a tax consulting project, which took place during the first quarter of 2005, with no such project occurring during the first half of 2006.  The remaining decrease is due to an overall reduction in expenses relating to the Company’s review and compliance with corporate governance legislation.

The following acted to offset the increase:

•                  Personnel costs were up approximately $722,000, due in part to an increase in bonus expense of approximately $428,000, as a result of increased revenues and the Company meeting its performance targets.  Additionally, the Company recorded a gain on the mark to market of the executive deferred compensation plan of approximately $312,000 for the six months ended June 30, 2006 as compared to a loss on the mark to market of the deferred compensation plan of approximately $179,000 for the six months ended June 30, 2005.  The remaining increase is due to the hiring of a new corporate employee in mid-2005 as well as standard inflationary and contractual salary increases.

Interest expense for the six months ended June 30, 2006 was $32.3 million, compared to $31.2 million for the same period in 2005, an increase of $1.1 million, or 3.5%.  The Company received a payment on its interest rate swaps of $672,000 for the six months ended June 30, 2005, which was recorded as a reduction of interest expense.  Pursuant to a refinancing transaction completed on May 3, 2005, the Company used borrowings under its $300.0 million credit facility to purchase all of its $246.9 million principal amount of 8 ½% Senior Notes due 2008.  Furthermore, on May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility.  The Company also requested an incremental term loan of $50.0 million under the Credit Agreement through an Increase Joinder.  On May 30, 2006, the full $50 million of the incremental term loan was borrowed by the Company.  The senior credit facility and incremental term loan bears various floating interest rates, based upon LIBOR, ranging from 7.69% to 7.88%, at June 30, 2006, thus increasing interest expense during the first half of 2006.

The Company recorded a $659,000 non-cash loss in connection with the change in the market value of interest rate swaps for the six months ended June 30, 2005.  This swap was terminated at the end of 2005, and therefore, no non cash change in market value was recorded for the first half of 2006.

For the six months ended June 30, 2005 the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.   This loss is comprised of the cost of the consent

solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000) (see “Liquidity and Capital Resources.)

The Company recorded an income tax provision of $14.6 million and $11.8 million for the six months ended June 30, 2006 and 2005, respectively.  This provision includes a deferred tax liability of $14.2 million and $11.5 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for June 30, 2006 and 2005, which continues to be amortized for tax purposes.

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded loss from discontinued operations of approximately $345 for the six months ended June 30, 2005.

As a result of the above-discussed factors, the net loss for the Company was $41.6 million for the six months ended June 30, 2006 compared to a net loss of $55.5 million for the six months ended June 30, 2005, a change of $13.9 million, or 25.0%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2005	2006
Net cash provided by (used in):
Operating activities	$(37,963)	$(15,428)
Investing activities	3,389	(1,819)
Financing activities	46,769	47,058
Net increase in cash and cash equivalents	$12,195	$29,811

	December 31,	June 30,
	2005	2006
Cash and cash equivalents	$78,099	$107,910
Long-term debt, including current portion	$785,792	$833,877
Available under senior credit agreement	$20,000	$20,000

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

The Company has renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, with CBS with respect to WLNS-TV and KLFY-TV and with NBC with respect to KWQC-TV.  The renewed ABC affiliations expire on December 31, 2009, the renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015.  Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the prior agreements.

The Company received notice from CBS with respect to KELO-TV that the network will not renew the affiliation agreement currently in place and that the network wishes to negotiate a new agreement.  This agreement with CBS expires on October 2, 2006.  While the Company is unable to predict the terms of a new affiliation agreement, the Company believes the station will have a network affiliation in place at the expiration of the current affiliation.

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

On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility (“First Amendment”).  The Company also requested an incremental term loan of $50.0 million under the Credit Agreement through an Increase Joinder.  On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company. The proceeds of the incremental term loan borrowing will be used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $15.4 million and $38.0 million, respectively.  The decrease in net cash used for operating activities was primarily due to the increases in the Company’s net revenue and resulting operating income for the six months ended June 30, 2006 as compared to the same period in 2005.  The following major changes in operating activities were noted:

•                  The Company made approximately $13.2 million of payments on its programming liability for the six months ended June 30, 2006, an increase of approximately $2.4 million.

•                  Prepaid expenses decreased by approximately $1.0 million for the six months ended June 30, 2006.  Prepaid insurance decreased approximately $1.2 million, representing net prepaid insurance premiums which were expensed during the first half of 2006.

The following items acted to offset these changes:

•                  Accrued expenses and other liabilities decreased approximately $1.8 million for the six months ended June 30, 2006.  A portion of this decrease comprised of a payment made to ABC during 2006 for approximately $840,000, relating to compensation paid in excess of the amounts provided for in the renewed ABC affiliation agreements, which were not finalized until September 2005.  This excess compensation was classified as deferred revenue.  Furthermore, the Company made principal payments during 2006 on its D&O and Earthquake policies totaling $473,000, which was accrued for at December 31, 2006.  Additionally, approximately $263,000 of the decrease relates to an adjustment as a result of the finalization of union contract negotiations during 2006, resulting in the decrease of a prior accrual which was established to cover such liabilities.  Lastly, the Company paid approximately $163,000 of severance during the first quarter of 2006, which was accrued for at December 31, 2005.

•                  Trade accounts payable decreased approximately $1.6 million, due mainly to timing of payments, of which approximately $944,000 relates to Corporate accounts payable.

•                  The Company recorded its share of the losses on Investments in Unconsolidated subsidiaries, net of dividends, of approximately $1.2 million for the six months ended June 30, 2006 as compared to recording its share of gains of approximately $62,000 for the six months ended June 30, 2005.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2006 was $1.8 million, compared to cash provided by investing activities for the six months ended June 30, 2005 of $3.4 million. The following changes in investing activities were noted:

•                  Investing activities in 2005 included $5.8 million of proceeds from the closing on January 4, 2005 of the second step of the sale of WTVO-TV to Mission Broadcasting.

•                  Capital expenditures for the six months ended June 30, 2006 of $2.4 million was lower than capital expenditures of $2.5 million for the six months ended June 30, 2005.

•                  Proceeds from the disposal of fixed assets for the six months ended June 30, 2006 was $614,000 as compared to $45,000 for the six months ended June 30, 2005

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2006 was $47.1 million compared to cash provided by financing activities of $46.8 million for the six months ended June 30, 2005.  The following changes in financing activities were noted:

•                  On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility (“First Amendment”) and the Increase Joinder (“Increase Joinder”), which provided for a $50.0 million incremental term loan under the Senior Credit Facility.  On May 30, 2006, the full $50.0 million incremental term loan was borrowed by the Company. See below for further details on the incremental term loan

•                  The Company made payments under capital lease obligations of approximately $26,000 and $362,000 for the six months ended June 30, 2006 and 2005, respectively.

•                  Additionally, the Company made principal repayments of $1.6 million on its Senior Credit Facility during the six months ended June 30, 2006.

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

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility).  As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.   The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility.

On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company. The proceeds of the incremental term loan borrowing will be used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.3 million of fees associated with the incremental term loan and First Amendment.

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

 At June 30, 2006, $346.9 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”)” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At June 30 2006, the Company was in compliance with all covenants contained under the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap became effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three and six months ended June 30, 2006, a gain of approximately $409,000 and $967,000 was recorded in other comprehensive income (loss).

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

The following is a summary of the Company’s outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period.  Debt amounts outstanding at December 31, 2005 and June 30, 2006 were as follows:

					Annualized
	12/31/05		6/30/06		Interest Payments(1)
Senior Credit Facility	298,500		$346,875		$26,898
8¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,292	(2)	347,002	(2)	34,430
Total Debt (excluding capital leases)	$785,792		$833,877		$73,578

(1)The annualized interest payments are calculated based on the outstanding principal amounts at June 30, 2006, multiplied by the interest rates of the related debt instruments.

(2)Includes unamortized premium balances of $3.0 million and $2.7 million as of December 31, 2005 and June 30, 2006, respectively.

The Company’s total debt at June 30, 2006 was approximately $834.0 million, consisting of $347.0 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $2.7 million of bond premiums and $40,000 of capital leases. In addition, at June 30, 2006, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

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

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The Company’s income tax expense for the three and six months ended June 30, 2006 primarily consists of deferred income taxes of $1.7 million and $14.2 million, respectively, related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $5.0 million to increase deferred tax liabilities during the remaining six months of 2006.

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

The following table summarizes separately the Company’s material obligations and commitments at June 30, 2006, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund its short term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$832,049	$3,500	$7,000	$7,000	$814,549
Cash Interest Payments (1)	280,849	46,780	93,560	93,551	46,958
Capital Lease Obligations	40	34	6	-	-
Operating Leases	5,733	1,685	2,814	886	348
Unconditional Purchase Obligations(2)	14,871	7,306	6,895	670	-
Other Long-Term Obligations(3)	131,122	20,432	48,822	44,808	17,060
Total Contractual Cash Obligations	$1,264,664	$79,737	$159,097	$146,915	$878,915

(1) Only includes interest on fixed rate debt.  The Senior Credit Facility, which matures on November 3, 2012, bears interest at various floating rates based on LIBOR.  The various June 30, 2006 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments.  Based on this weighted average, total additional interest over the term of the floating rate facility approximates $165.4 million.

(2) Unpaid program license liability reflected on the June 30, 2006 balance sheet.

(3) Obligations for programming that has been contracted for, but not recorded on the June 30,
2006 Balance Sheet because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

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

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005 the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares (see Note 2 to the Consolidated Financial Statements).  As a result of the above-discussed exchange agreement and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested which were fully expensed during the first quarter of 2006, in the amount of approximately $5,000.  In addition, the Company will incur compensation expense associated with the issuance of the restricted shares and deferred stock awards.  The Company estimates recording additional compensation expense relating to previously restricted shares and deferred stock units of approximately $2.1 million for the remainder of 2006 and approximately $3.5 million, $2.5 million and 740,000 during 2007, 2008 and 2009, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with $346.9 million outstanding as of June 30, 2006, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of June 30, 2006 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014.  The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments.  The Company has entered into two derivative financial instruments.  In 2001, the Company entered into an interest rate swap for a notional amount of $63.2 million, which expires in 2011.  This swap was terminated during the year ended December 31, 2005.  On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million.  The swap became effective on May 8, 2006 and expires on May 8, 2008.  The Company accounts for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).

Item 4. Controls and Procedures.

Our management carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005 and the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

This item is answered in respect of the Annual Meeting of Stockholders held on May 2, 2006 (the “Annual Meeting”).  At the Annual Meeting, the following number of votes were cast with respect to each matter voted upon:

1. Proposal to approve management’s nominees for director as follows:

	Votes For	Votes Withheld	Broker Non-Votes
Vincent J. Young	29,228,339	7,039,289	0
Deborah A. McDermott	29,229,505	7,038,123	0
James A. Morgan	31,992,113	4,275,515	0
Alfred J. Hickey, Jr.	28,936,451	7,331,177	0
Leif Lomo	30,329,228	5,938,400	0
Richard Lowe	29,931,211	6,338,417	0
David C. Lee	29,154,470	7,113,158	0
Reid Murray	30,370,587	5,897,041	0

Such individuals were elected to serve as directors until the next annual meeting.  Such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

2.  Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
33,430,589	112,813	2,724,225	0

3.  Shareholder proposal to arrange for prompt sale of the Company to the highest bidder

For	Against	Abstain	Broker Non-Votes
5,002,996	24,334,813	397,034	6,532,785

Item 5. Other Items

Not Applicable.

Item 6.  Exhibits

Exhibit
Number	Exhibit Description
10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated May 30, 2006
10.2	Increase Joinder to the Fourth Amended and Restated Credit Agreement, dated May 30, 2006
11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.

Date:	August 9, 2006	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer

Date:	August 9, 2006	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)