Form 10-Q
period 2006-09-30
YOUNG BROADCASTING INC /DE/
filed 2006-11-09
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
September 30, 2006	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

599 Lexington Avenue
New York,  New York 10022
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212)  754-7070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                  Accelerated filer ☒                                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 23, 2006: 20,043,374 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I  Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,099,123	$95,711,617
Trade accounts receivable, less allowance for doubtful accounts of $1,050,000 in 2005 and $1,144,000 in 2006	40,768,181	38,705,280
Current portion of program license rights	21,763,650	26,449,032
Prepaid expenses	2,785,369	2,667,769
Other current assets	1,979,314	2,010,804
Total current assets	145,395,637	$165,544,502

Property and equipment, less accumulated depreciation and amortization of $184,348,672 in 2005 and $193,603,672 in 2006	75,328,016	69,236,279
Program license rights, excluding current portion	7,018,090	3,392,769
Deposits and other assets	3,575,404	3,969,010
Investments in unconsolidated subsidiaries	4,451,831	3,335,584
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets, less accumulated amortization	65,454,167	62,300,634
Deferred charges, less accumulated amortization of $3,285,390 in 2005 and $4,510,879 in 2006	10,395,399	10,466,064
Total Assets	$787,547,366	$794,173,664

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$8,933,428	$10,262,921
Accrued interest	18,954,497	9,422,241
Accrued expenses	17,187,952	20,366,911
Current installments of program license liability	17,282,456	25,560,112
Current installment of long term debt	3,000,000	3,500,000
Current installments of obligations under capital leases	45,445	30,984
Total current liabilities	65,403,778	69,143,169
Program license liability, excluding current installments	9,119,940	6,926,969
Long-term debt, excluding current installments	782,791,781	829,357,342
Deferred tax liability and other long-term tax liabilities	26,684,273	38,971,034
Other liabilities	4,847,411	4,718,014
Obligations under capital leases, excluding current installments	20,546	—
Total liabilities	888,867,729	949,116,528
Stockholders’ deficit:

Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 18,907,651 shares at 2005 and 19,854,849 shares at 2006	18,908	19,855
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2005 and 2006	1,941	1,941
Additional paid-in capital	384,173,020	387,685,882
Accumulated other comprehensive loss	(2,481,117)	(2,252,807)
Accumulated deficit	(483,033,115)	(540,397,735)
Total stockholders’ deficit	(101,320,363)	(154,942,864)
Total liabilities and stockholders’ deficit	$787,547,366	$794,173,664

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net operating revenue	$47,480,775	$53,550,762	$143,855,438	$158,692,051

Operating expenses, excluding depreciation expense	17,967,932	18,288,474	54,567,448	52,302,879
Amortization of program license rights	6,290,784	7,010,686	16,896,803	20,683,297
Write- down of program license rights	—	4,343,569	—	4,543,569
Selling, general and administrative expenses, excluding depreciation and amortization expense	16,936,067	17,303,037	50,608,861	51,136,525
Depreciation and amortization	4,806,872	4,457,634	17,243,248	13,978,142
Corporate overhead, excluding depreciation expense	2,728,574	3,316,715	9,882,600	10,360,345
Operating income (loss)	(1,249,454)	(1,169,353)	(5,343,522)	5,687,294

Interest expense, net	(15,445,738)	(17,103,650)	(46,682,749)	(49,443,157)
Non-cash change on market valuation of swaps	(881,986)	—	(1,540,493)	—
Loss on extinguishment of debt	—	—	(18,625,706)	—
Other expense, net	(148,233)	(1,317,883)	(448,688)	(2,875,751)
	(16,475,957)	(18,421,533)	(67,297,636)	(52,318,908)

Loss from continuing operations before provision for income tax	(17,725,411)	(19,590,886)	(72,641,158)	(46,631,614)
Income tax (expense) benefit	(3,440,108)	3,849,903	(15,233,645)	(10,733,006)
Loss from continuing operations	(21,165,519)	(15,740,983)	(87,874,803)	(57,364,620)
Income from discontinued operations, net of taxes	—	—	11,203,884	—
Net loss	$(21,165,519)	$(15,740,983)	$(76,670,919)	$(57,364,620)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.03)	$(0.72)	$(4.34)	$(2.69)
Income from discontinued operations	—	—	0.55	—
Net loss per common share	$(1.03)	$(0.72)	$(3.79)	$(2.69)

Weighted average shares – Basic and dilutive	20,598,750	21,758,368	20,259,702	21,309,575

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(Unaudited)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Equity
Balance at December 31, 2005	18,908	1,941	$384,173,020	$(483,033,115)	$(2,481,117)		(101,320,363)

Contribution of shares into Company’s defined contribution plan	413		1,259,212				1,259,625

Non-cash stock compensation	523		2,226,077				2,226,600

Employee stock purchase plan	11		27,573				27,584

Net loss for the nine months ended September 30, 206				(57,364,620)		(57,364,620)	(57,364,620)

Unrealized gain on derivative instrument
Total comprehensive loss					228,310	228,310	228,310
						(57,136,310)	(57,136,310)
Balance at September 30, 2006	19,855	1,941	387,685,882	(540,397,735)	(2,252,807)		(154,942,864)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net loss	$(76,670,919)	$(57,364,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale of station, net of taxes	(11,204,230)	—
Depreciation and amortization of property and equipment	12,631,487	9,599,121
Provision for uncollectible accounts	224,734	184,910
Amortization of program license rights, including write-off	16,896,803	25,226,866
Amortization of intangibles and deferred charges	4,611,761	4,379,022
Non-cash compensation	2,094,204	3,796,142
Non-cash change on market valuation of swap	1,540,493	—
Provision for income taxes	15,233,645	10,733,006
(Gain) loss on unconsolidated subsidiaries, net of dividend	(153,486)	1,116,247
Loss on extinguishment of debt	388,757	—
Non-cash curtailment charge	542,223	—
(Gain) loss on sale of fixed assets	(12,254)	46,999
Payments on programming license liabilities	(16,730,569)	(20,079,295)
Changes in assets and liabilities
Decrease in trade accounts receivable	2,188,836	1,877,988
Decrease in prepaid expenses	1,671,606	117,600
Increase in trade accounts payable	1,093,689	1,188,546
Decrease in accrued expenses and other liabilities	(11,675,992)	(5,640,165)
Increase in other assets	(1,182,916)	(202,329)
Net cash used in operating activities	(58,512,128)	(25,019,962)

Investing activities
Capital expenditures	(4,634,983)	(4,209,902)
Net proceeds from the sale of WTVO-TV	5,802,243	—
Proceeds from the disposal of fixed assets	54,877	673,520
Net cash (used in) provided by investing activities	1,222,137	(3,536,382)

Financing activities
Principal borrowings on long-term debt	300,000,000	50,000,000
Principal payment on Credit Facility	(750,000)	(2,500,000)
Repurchase of senior notes	(246,890,000)	—
Deferred debt financing costs incurred	(6,144,937)	(1,296,155)
Principal payments under capital lease obligations	(600,038)	(35,007)
Net cash provided by financing activities	45,615,025	46,168,838

Net (decrease) increase in cash	(11,674,966)	17,612,494
Cash and cash equivalents at beginning of year	93,831,317	78,099,123
Cash and cash equivalents at September 30	$82,156,351	$95,711,617

Supplemental disclosure of cash flow information
Interest paid	$58,449,707	$62,313,023

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of nine network affiliated stations (five with ABC, three with CBS, and one with NBC).  Additionally, on March 16, 2006, KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV.  Furthermore, on March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT, our digital stations, entered into an affiliation agreement with MyNetworkTV.  The MyNetworkTV affiliation agreements are for a term of five years commencing with the 2006/2007 broadcast season.  MyNetworkTV launched on September 5, 2006.  The markets served by our stations are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

As a result of the affiliation of KRON-TV with MyNetworkTV in September 2006, the Company shifted certain syndicated programming previously being shown from 10:00 P.M. to 11:00 P.M. to late night (11:30 P.M. to 12:30 A.M.).  Spot rates for late night are lower than those charged for primetime spots.  Accordingly, during the third quarter the Company determined that the asset value of the prior primetime programming that was shifted to late night, with a contract end date of September 12, 2009, was above realizable value and a write-down of this asset was required.  At the same time, certain other programming assets were also written down.  For the three and nine months ended September 30, 2006, a total write down of approximately $4.3 million and $4.5 million, respectively, was recorded.

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

For investments in which the Company owns 20% to 50% of voting shares and does have significant influence over operating and financial policies, the equity method of accounting is used.  Four of the Company’s stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method.  Accordingly, the Company’s share of earnings and losses of these companies are included in other income (expense), net, in the accompanying consolidated statements of operations of the Company.  The Company recorded its share of earnings of approximately $506,000 and its share of losses of approximately $1.0 million for the nine months ended September 30, 2005 and 2006, respectively, and its share of earnings of approximately $42,000 and approximately $73,000 for the three months ended September 30, 2005 and 2006, respectively.

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

2. Stock-Based Compensation

On May 4, 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan (“2004 Plan”).  The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

In June 2006, June 2005 and May 2004, the Company awarded 636,700, 438,500 and 109,100 deferred stock units, respectively, to executive officers of the Company under the 2004 Plan, with aggregate market values at the date of grant of approximately $2.3 million, $2.0 million and $1.8 million, respectively.  Deferred stock awards represent the right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non-cash compensation expense included in selling, general and administrative expenses.  Upon vesting the recipients will be credited with units equivalent to shares.  During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment.  Additionally, granted but unvested deferred stock units are forfeited upon termination of employment, unless for reasons of death or disability.

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

On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options. Under the terms of this offer, participating employees had the ability to exchange their outstanding options with an exercise price of less than $30.44 per share for new restricted shares that vest over a period of three years. The number of restricted shares to be received was based upon certain exchange ratios. In order to participate in this offer, employees were required to tender all of their options, regardless of when granted or the exercise price. Pursuant to the terms of the offer, tendered options with exercise prices of $30.44 or above were to be cancelled upon expiration of the offer, without the payment of any consideration.  Options to purchase an aggregate of 949,776 shares of common stock were eligible for participation in the offer. The offer expired on December 30, 2005, at which time the Company accepted for exchange and cancelled options to purchase a total of 945,776 shares of Common Stock with a fair market value of approximately $181,000, and issued an aggregate of 158,992 restricted shares of Class A common stock, under the 2004 Plan, for an aggregate value of approximately $401,000.  The compensation expense associated with the fair market value of the restricted stock issued ($401,000) will be recognized ratably over the three year vesting period.

Stock Options
As a result of the above-discussed Exchange Agreements and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested which were fully expensed during the nine months ended September 30, 2006, in the amount of approximately $5,000.

Restricted Shares and Deferred Stock Units
The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company’s Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $614,000 and $1.0 million, respectively, for the three months ended September 30, 2005 and 2006, and $1.2 million and $2.4 million, respectively, for the nine months ended September 30, 2005 and 2006.

There were 1,472,363 and 2,480,534 unvested restricted shares and deferred stock units with a weighted average share price of $4.89 and $3.97 as of December 31, 2005 and September 30, 2006, respectively.

The Company estimates it will record additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $1.1 million for the remainder of 2006 and approximately $3.5 million, $2.5 million and $739,000 during 2007, 2008 and 2009, respectively.

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

For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
(dollars in thousands, except per share data)	Ended	Ended
Net loss-as reported	$(21,166)	$(76,671)
Add stock based employee compensation expense included in reported net loss	614	1,158
Deduct total stock-based employee compensation expense determined under fair value based method, including employee stock purchase plan	(1,264)	(3,293)
Net loss-pro forma	$(21,816)	$(78,806)
Net loss per basic common share-as reported	$(1.03)	$(3.79)
Net loss per basic common share-pro forma	$(1.06)	$(3.89)

3. Intangible Assets

Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles, are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals performed at the time of acquisition. Broadcast licenses are considered to have an indefinite life. Network affiliation agreements and other definite-lived intangible assets are amortized over periods up to 25 years and other definite lived intangible assets are amortized over 10 to 15 years.

The following table sets forth the additional disclosures related to the Company’s intangible assets:

	As of December 31, 2005			As of September 30, 2006
	(dollars in thousands)
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929

Definite-lived intangible assets:
Network Affiliations	91,164	(30,914)	60,250	91,164	(33,065)	58,099
Other intangible assets	13,401	(8,197)	5,204	13,401	(9,199)	4,202
	$104,565	$(39,111)	$65,454	$104,565	$(42,264)	$62,301

Aggregate amortization expense for the nine months ended September 30, 2005 and 2006 was $3.3 million and $3.2 million, respectively.  Aggregate amortization expense for the three months ended September 30, 2005 and 2006 was $1.1 million and $1.1 million, respectively.

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

To assist the Company in evaluating its intangible assets, the Company utilized the service of an independent valuation consulting firm. Broadcast licenses are valued using a “Greenfield” income approach.  Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of the station.  The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets.  An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach.  The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value such licenses.

If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.  The Company will perform its annual impairment test in the fourth quarter of 2006 and determine if the fair value of its indefinite-lived assets are in excess of their carrying value.

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

The Company applied Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the three months and nine months ended September 30, 2005.

The Company recorded a loss from discontinued operations related to WTVO-TV of $346 for the nine months ended September 30, 2005.

5. Long -Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated Senior Credit Facility (the “Senior Credit Facility”) and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246,890,000 outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  The Senior Credit Facility bears various floating interest rates, based upon LIBOR, ranging from 7.88% to 8.00% at September 30, 2006.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing will be used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt for the nine months ended September 30, 2005, totaling approximately $18.6 million.  This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility).  As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.  The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The proceeds of the incremental term loan borrowing will be used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.3 million of fees associated with the incremental term loan and First Amendment.

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. As of September 30, 2006, approximately $346.0 million was outstanding under the term loan portion of the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap expires on May 8, 2008.  Upon effectiveness, the Company began to pay a fixed interest rate of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three and nine months ended September 30, 2006 a loss of approximately $739,000 and gain of $228,000 was recorded in other comprehensive income (loss).

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

Long-term debt at December 31, 2005 and September 30, 2006 consisted of the following:

	12/31/05		9/30/06
	(in thousands)
Senior Credit Facility	$298,500		$346,000
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	347,292	(1)	346,857	(1)
Total Long Term Debt	$785,792		$832,857
Less:
Scheduled current maturities	$(3,000)		(3,500)
Long term debt excluding all current installments(2)	$782,792		$829,357

(1)          Includes an unamortized premium balance of $3.0 million and $2.6 million as of December 31, 2005 and September 30, 2006.

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

6. Income Taxes

At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $339.9 million expiring at various dates through 2025, for which a full valuation allowance has been provided.

Included in the Company’s income tax benefit (expense) for the three and nine months ended September 30, 2006 are deferred income taxes of $4.2 million and $18.4 million, respectively related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.  During the three months ended September 30, 2006, the Company’s tax provision included a reduction in its tax accruals of approximately $8.0 million due to the expiration of a statute of limitations.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these intangible assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $800,000 to increase deferred tax liabilities during the remaining three months of 2006.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Non-income based taxes of approximately $259,000 and $1.4 million during the three months ended September 30, 2005 and 2006, respectively, and $1.1 million and $1.9 million during the nine months ended September 30, 2005 and 2006, respectively, are included in other expenses, net.

7. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company contributed approximately $352,000 to the benefit plan in 2006.  No contributions are expected to be made during the remainder of the year.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Service cost	$68,514	$10,500	$205,543	$31,500
Interest cost	155,036	150,000	465,107	450,000
Expected return of plan assets	(168,463)	(169,000)	(505,388)	(507,000)
Amortization of the unrecognized obligation or transition asset	33,269	36,500	99,807	109,500
Recognized (gains) or loss	11,118	—	33,355	—
Recognized prior service costs	(5,933)	(3,500)	(17,798)	(10,500)
Curtailment Loss	135,556	—	406,667	—
Net periodic cost	$229,097	$24,500	$687,293	$73,500

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. The Company uses the end of its fiscal year as the measurement date for measuring plan assets and liabilities. As such, this requirement will not impact our financial statements. The Company is currently unable to estimate the impact of adopting SFAS No. 158 on its Consolidated Balance Sheet. The impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006 as well as interest rates and other factors that will be applicable as of December 31, 2006.

8. Commitments and Contingencies

Network Affiliation Agreements

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

The Company received notice from CBS with respect to KELO-TV and its satellite stations (KCLO-TV, KPLO-TV and KDLO-TV) that the network will not renew the current affiliation agreement in place and that the network wishes to negotiate a new agreement.  This agreement with CBS expired on October 2, 2006.  Negotiations with CBS are ongoing.  The Company is operating under an extension of the CBS affiliation agreement through November 9, 2006.  While the Company is unable to predict the terms of the renewed CBS affiliation agreement, the Company believes that a renewed affiliation agreement will be in place by December 31, 2006, but on terms that provide less network compensation to the station than was provided under the expired agreement.  In the event, however, of the Company’s inability to maintain its current affiliation under this agreement, the station may no longer be able to carry programming of CBS.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.  Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network.

On March 16, 2006, KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV.   Additionally, on March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT, the companys digital stations, entered into an affiliation agreement with MyNetworkTV.  The MyNetworkTV affiliation agreements are for a term of five year commencing with the 2006/2007 broadcast season.  MyNetworkTV launched on September 5, 2006.

9. Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share.   The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

For the three and nine months ended September 30, 2006, common stock equivalents, consisting of 300,098 and 227,333 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For the three and nine months ended September 30, 2005, common share equivalents, consisting of 110,000 and 53,791 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share.    For the three and nine months ended September 30, 2006 and September 30, 2005, there are no shares underlying outstanding stock options, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

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

Results of Operations – This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005.  This analysis is presented on a consolidated basis.  In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources – This section provides an analysis of the Company’s cash flows for the nine months ended September 30, 2006 and 2005.  Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 55% of the gross revenue of the Company’s stations during the nine months ended September 30, 2006 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.  A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities.  This could cause our revenues or operating results to decline significantly in any given period.

The advertising revenue of the Company’s stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates, for which spending typically is heaviest during the fourth quarter.

The stations’ primary operating expenses are for employee compensation, news-gathering, production, programming and promotion costs.  A high proportion of the operating expenses of the stations are fixed.

Recent Developments

The Company received notice from CBS with respect to KELO-TV and its satellite stations (KCLO-TV, KPLO-TV, and KDLO-TV) that the network will not renew the current affiliation agreement currently in place and that the network wishes to negotiate a new agreement.  This agreement with CBS expired on October 2, 2006.  Negotiations with CBS are ongoing.  The Company is operating under an extension of the CBS affiliation agreement through November 9, 2006.  While the Company is unable to predict the terms of the renewed CBS affiliation agreement, the Company believes that a renewed affiliation agreement will be in place by December 31, 2006, but on terms that provide less network compensation to the station than was provided under the expired agreement.  In the event, however, of the Company’s inability to maintain its current affiliation under this agreement, the station may no longer be able to carry programming of CBS.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.  Additionally, the Company would be required to write off the net book value of its intangible assets associated with the network.

Television Revenues
Set forth below are the principal types of television revenues received by the Company’s stations, excluding WTVO-TV, for the periods indicated, and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$32,221	58.4	$32,497	52.3	$99,133	59.3	$101,629	55.2
National	17,500	31.7	17,946	28.9	53,880	32.2	56,025	30.4
Network	1,342	2.5	732	1.2	2,080	1.3	1,978	1.1
Political	1,263	2.3	7,769	12.5	2,491	1.5	13,838	7.5
Barter	227	0.4	1,330	2.1	3,644	2.2	4,592	2.5
Production/Other	2,592	4.7	1,913	3.0	5,880	3.5	6,153	3.3
Total	55,145	100.0	62,187	100.0	167,108	100.0	184,215	100.0

Commissions	(7,664)	(13.9)	(8,636)	(13.9)	(23,253)	(13.9)	(25,523)	(13.9)

Net Revenue	$47,481	86.1	$53,551	86.1	$143,855	86.1	$158,692	86.1

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth the Company’s operating results for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

	For the three months ended September 30, (in thousands, except per share data)
	2005	2006	Change	% Change

Net revenue	$47,481	$53,551	$6,070	12.8%

Operating expenses, including SG&A	34,904	35,591	687	2.0
Amortization of program license rights	6,291	7,011	720	11.4
Write-down of program license rights	—	4,343	4,343	100.0
Depreciation and amortization	4,807	4,458	(349)	(7.3)
Corporate overhead, excluding depreciation expense	2,728	3,317	589	21.6
Operating income	(1,249)	(1,169)	80	6.4

Interest expense, net	(15,446)	(17,104)	(1,658)	(10.7)
Non-cash change in market valuation of swaps	(882)	—	882	100.0
Other expense, net	(148)	(1,318)	(1,170)	790.1
	(16,476)	(18,422)	(1,946)	(12.0)

Loss from continuing operations before income taxes	(17,725)	(19,591)	(1,866)	(10.5)

Income tax (expense) benefit	(3,440)	3,850	7,290	211.9

Net loss	$(21,165)	$(15,741)	$5,424	25.6%

Basic net loss per common share	$(1.03)	$(0.72)
Basic shares used in earnings per share calculation	20,598,750	21,758,368

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 5% of total net revenue.  Net revenue for the three months ended September 30, 2006 was $53.6 million, as compared to $47.5 million for the three months ended September 30, 2005, an increase of $6.1 million or 12.8%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the three months ended September 30, 2006 was $7.8 million as compared to $1.3 million for the three months ended September 30, 2005, an increase of $6.5 million, or 515%.  This increase is due to various local midterm elections in 2006 at nine geographic locations in which we own stations.

•                  The Company’s gross local revenues for the three months ended September 30, 2006 increased by 1% compared to the three months ended September 30, 2005, and gross national revenues for the three months ended September 30, 2006 were up 2.5% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Six of the ten stations experienced increased local revenues from various accounts. The increase in gross national revenues for the three months ended September 30, 2006 was mainly due to increased spending by various national accounts, including automotive and retail noted at four of the Company’s stations.

•                  Network compensation for the three months ended September 30, 2006 was $732,000, a decrease of approximately $610,000, or 45%, compared to $1.3 million for the three months ended September 30, 2005.   This majority of this decrease relates to the ABC affiliation agreements which were renewed in September 2005 and were retroactive to October 1, 2004.  As a result, for the three months ended September 30, 2005, the Company recognized approximately $1.1 million of revenue relating to the period October 1, 2004 through September 30, 2005.  All amounts received prior to the finalization of the ABC agreement had been recorded as deferred revenue.

•                  Barter revenue increased approximately $1.1 million for the three months ended September 30, 2006.  During the quarter ended September 30, 2005 there was a revaluation of barter programming at one of the Company’s stations, resulting in a reduction of barter revenue for 2005.

•                  Included in Production/Other revenue for the three months ended September 30, 2005 is $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 through the quarter ended June 30, 2005.  This revenue was recognized in connection with a contract claims settlement in 2005.  Offsetting this decrease is an increase relating to retransmission consent revenue of approximately $496,000 during the three months ended September 30, 2006, which represents consideration received from some satellite and cable providers in return for consent to retransmission of the signals of the Company’s television stations.  In some cases, the consideration is based on the number of subscribers receiving the signals.

Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 2006 were $35.6 million as compared to $34.9 million for the three months ended September 30, 2005, an increase of $687,000 or 2%.  The major components of, and changes to, operating expenses were as follows:

•                  Barter expense increased approximately $1.1 million quarter over quarter.  During the quarter ended September 30, 2005 there was a revaluation of barter programming at one of the Company’s stations.

•                  The Company incurred approximately $290,000 of increased expenses associated with the Company’s new local sales initiatives.

•                  Local sales commissions increased approximately $194,000 for the quarter, as a result of the above mentioned increase in local sales.

•                  Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $1.5 million for the three months ended September 30, 2006, of which approximately $1.0 million relates to awards of restricted shares and deferred stock units.  The remaining $506,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of $918,000 for the three months ended September 30, 2005, of which approximately $614,000 related to rewards of restricted shares and deferred stock units and the remaining $304,000 related to the Company’s matching contributions for eligible employees under its defined contribution plan.

The following items acted to slightly offset the increases in operating expenses:

•                  For the three months ended September 30, 2005, the Company recorded a non-cash curtailment charge of approximately $542,000 as a result of the pension plan freeze effective October 15, 2005, with no such similar charge for the three months ended September 30, 2006.

•                  Personnel costs were down $553,000 resulting primarily from the cost cutting initiatives and headcount reductions that took place in 2005, which did not fully benefit the Company until 2006.

•                  Professional fees at one of the Company’s stations were down approximately $302,000.  During the three months ended September 30, 2005 a settlement payment was made, which was recorded as part of professional fees.  Furthermore, additional professional fees were incurred at this station relating to payments for certain college sports rights during the three months ended September 30, 2006.  There were no such expenses incurred during the three months ended September 30, 2006.

Amortization of program license rights for the three months ended September 30, 2006 was $7.0 million, compared to $6.3 million for the three months ended September 30, 2005, an increase of $720,000, or 11.4%.  This increase was due to increased renewal costs.

In September 2006, the Company’s San Francisco station, KRON-TV, became an affiliate of MyNetwork.  This affiliation required the shifting of syndicated programming previously being shown from 10:00 P.M. to 11:00 P.M. to late night (11:30 P.M. to 12:30 A.M.).  Spot rates for late night are lower than those charged for primetime spots.  Accordingly, during the third quarter the Company determined that the asset value of the prior primetime programming that was shifted to late night, with a contract end date of September 12, 2009, was above realizable value and a write-down of this asset was required.  At the same time, certain other programming assets were also written down.  For the three months ended September 30, 2006 a total write down of approximately $4.3 million was recorded.

Depreciation of property and equipment and amortization of intangible assets was $4.5 million for the three months ended September 30, 2006 as compared to $4.8 million for the three months ended September 30, 2005, a decrease of approximately $349,000 or 7.3%.  The majority of this decrease resulted from decreases in depreciation expense at two of the Company’s stations, which had fixed assets that became fully depreciated in 2006.

Corporate Overhead for the three months ended September 30, 2006 was $3.3 million, compared to $2.7 million for the three months ended September 30, 2005, an increase of $589,000, or 21.6%.  The major components and changes in corporate expenses were as follows:

•                  Personnel costs increased approximately $470,000 for the three months ended September 30, 2006. This increase was mainly due to an increase in bonus expense of approximately $403,000, resulting from increased revenues and the Company meeting its interim performance targets during 2006.

•                  Professional and consulting fees increased approximately $119,000.  During the third quarter of 2005 the Company recorded a reduction of previously expensed legal fees in the amount of $420,000 for a settlement received, with no such reduction taken in the third quarter of 2006.  Excluding the effect of this settlement in 2005, legal and other professional fees were down during the third quarter of 2006 due to an overall reduction in expenses relating to the Company’s review and compliance with corporate governance legislation.

Interest expense for the three months ended September 30, 2006 was $17.1 million, compared to $15.4 million for the same period in 2005, an increase of $1.7 million, or 10.7%.  The Company received payment on its interest rate swap of approximately $148,000 and $147,000 for the three months ended September 30, 2006 and 2005, which was recorded as a reduction of interest expense.  Pursuant to the refinancing transaction completed on May 3, 2005 the Company used borrowings under its new $300.0 million senior credit facility to purchase all of its $246,890,000 principal amount of 8½% Senior Notes due 2008.  In May 2006, the Company requested an incremental term loan of $50.0 million under the Credit Agreement through an Increase Joinder.  On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company.  The credit facility bears various floating interest rates, based upon LIBOR, ranging from 7.88% to 8.00%, at September 30, 2006 thus increasing interest expense for the third quarter of 2006.

The Company recorded an $882,000 non-cash loss in connection with the change in the market value of interest rate swaps for the three months ended September 30, 2005. The swap was terminated at the end of 2005, therefore no non-cash change in market value was recorded for the three months ended September 30, 2006.

The Company recorded an income tax benefit of $3.9 million for the three months ended September 30, 2006 and a provision of $3.4 million for the three months ended September 30, 2005.  Included in the (benefit)/provision was a deferred tax liability of $4.2 million and $3.3 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for 2006 and 2005, respectively, which continues to be amortized for tax purposes.  During the three months ended September 30, 2006, the Company’s tax provision included a reduction in its tax accruals of approximately $8.0 million due to the expiration of a statute of limitations.

As a result of the above-discussed factors, the net loss for the Company was $15.7 million for the three months ended September 30, 2006, compared to a net loss of $21.2 million for the three months ended September 30, 2005, a change of $5.4 million, or 25.6%.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the Company’s operating results for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The results from continuing operations for the nine months ended September 30, 2006 and 2005 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the nine months ended September 30, (in thousands, except per share data)
	2005	2006	Change	% Change

Net revenue	$143,855	$158,692	$14,837	10.3%

Operating expenses, including SG&A	105,176	103,440	(1,736)	(1.7)
Amortization of program license rights	16,897	20,683	3,786	22.4
Write off of program license rights	—	4,544	4,544	100.0
Depreciation and amortization	17,243	13,978	(3,265)	(18.9)
Corporate overhead, excluding depreciation expense	9,882	10,360	478	4.8
Operating income (loss)	(5,343)	5,687	11,030	206.4

Interest expense, net	(46,683)	(49,443)	2,760	5.9
Non-cash change in market valuation of swaps	(1,540)	—	(1,540)	(100.0)
Loss on extinguishment of debt	(18,626)	—	(18,626)	(100.0)
Other expense, net	(449)	(2,876)	2,427	540.5
	(67,298)	(52,319)	14,979	22.3

Loss from continuing operations before income taxes	(72,641)	(46,632)	26,009	35.8

Income tax expense	(15,234)	(10,733)	4,501	29.5

Loss from continuing operations	(87,875)	(57,365)	30,510	34.7

Income from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	11,204	—	(11,204)	(100.0)

Net loss	$(76,671)	$(57,365)	$19,306	25.2%

Basic loss from continuing operations per common share	$(4.34)	$(2.69)
Loss (income) from discontinued operations, net	0.55	—
Basic net loss per common share	$(3.79)	$(2.69)
Basic shares used in earnings per share calculation	20,259,702	21,309,575

Net revenue for the nine months ended September 30, 2006 was $158.7 million, as compared to $143.9 million for the nine months ended September 30, 2005, an increase of $14.8 million or 10.3%.  The major components of, and changes to, net revenue were as follows:

•                  Gross political revenue for the nine months ended September 30, 2006 was $13.8 million, as compared to $2.5 million for the nine months ended September 30, 2005, an increase of approximately $11.3 million, or 452%.  The increase is due to various local midterm elections in 2006 at nine geographic locations in which we own stations.

•                  The Company’s gross local revenues for the nine months ended September 30, 2006 increased by 2.5% compared to the nine months ended September 30, 2005, and gross national revenues for the nine months ended September 30, 2005 were up 4.0% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Furthermore, eight of the ten stations increased local revenues from various accounts, including hospitals, furniture, automotive and healthcare.  The increase in gross national revenues for the nine months ended September 30, 2006 was due to various factors, including increases in prime time ratings at several stations.

•                  Barter revenue increased approximately $948,000 for the nine months ended September 30, 2006.  This increase was due to a combination of the addition of four barter programs at one of the Company’s stations during 2006, as well as a full year of barter revenue for barter programming added in September 2005.

•                  Included in Production/Other revenue for the nine months ended September 30, 2005 is $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 through the quarter ended June 30, 2005.  This revenue was recognized in connection with a contract claims settlement occurring in 2005.  Offsetting this decrease is an increase relating to retransmission consent revenue of approximately $1.0 million, during the nine months ended September 30, 2006, which represents consideration received from some satellite and cable providers in return for consent to retransmission of the signals of the Company’s television stations.  In some cases, the consideration is based on the number of subscribers receiving the signals.

Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2006 were $103.4 million as compared to $105.2 million for the nine months ended September 30, 2005, a decrease of $1.7 million, or 1.7%.  The major components of, and changes to, operating expenses were as follows:

•                  Personnel costs, including severance costs, decreased approximately $3.1 million, resulting primarily from the cost cutting initiatives and headcount reductions that took place in 2005, which did not fully benefit the Company until 2006. Of this decrease, approximately $2.7 million relates to expense reductions that will continue to benefit future periods.

•                  Pension expense was down approximately $1.2 million, due in part to a non-cash curtailment charge of approximately $542,000 taken during the nine months ended September 30, 2005 as a result of the pension plan freeze that was effective October 15, 2005.  Furthermore, the Company recorded an additional pension benefit obligation approximating $426,000 for a retired general manager at one of the Company’s stations during the nine months ended September 30, 2005 with no such expense recorded during the first nine months of 2006.

•                  Approximately $573,000 of the decrease is attributable to decreases in media spending at one of the Company’s stations during the nine months ended September 30, 2006.

The following items acted to offset these changes to operating expenses:

•                  Local sales commissions paid to employees of the Company’s network affiliated stations increased approximately $671,000 due to the increase in local revenues, as noted above.

•                  There was approximately $256,000 of increased expenses associated with the Company’s new local sales initiatives.

•                  Music license fees were up approximately $188,000, as the nine months ended September 30, 2005 included a one time contract renegotiation adjustment, with no such adjustment made in the current year.

•                  Insurance costs were up approximately $102,000 due to a combination of increased premiums and changes in the mix of insurance plan types at several of the Company’s stations.

•                  Included in selling, general and administrative expenses is non-cash compensation expense of approximately $3.8 million for the nine months ended September 30, 2006, of which approximately $2.4 million relates to awards of restricted shares and deferred stock units.  The remaining $1.4 million of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to approximately $2.1 million for the nine months ended September 30, 2005, of which approximately $1.2 million relates to awards of restricted shares and deferred stock units.  The remaining $936,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.

Amortization of program license rights for the nine months ended September 30, 2006 was $20.7 million, compared to $16.9 million for the nine months ended September 30, 2005, an increase of approximately $3.8 million, or 22.4%, due mainly to increased renewal costs.

In September 2006, the Company’s San Francisco station, KRON-TV, became an affiliate of MyNetwork.  This affiliation required the shifting of syndicated programming previously being shown from 10:00 P.M. to 11:00 P.M. to late night (11:30 P.M. to 12:30 A.M.).  Spot rates for late night are lower than those charged for primetime spots.  Accordingly, the Company determined that the asset value of the prior primetime programming that was shifted to late night, with a contract end date of September 12, 2009, was above realizable value and a write-down of this asset was required.  At the same time, certain other programming assets were also written down.  For the nine months ended September 30, 2006 a total write down of approximately $4.5 million was recorded.

Depreciation of property and equipment and amortization of intangible assets was $14.0 million for the nine months ended September 30, 2006 as compared to $17.2 million for the nine months ended September 30, 2005, a decrease of approximately $3.3 million, or 18.9%.  This decrease is due to the following:

•                  Approximately $2.3 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated in June 2005.

•                  Additionally, approximately $570,000 of this decrease is the result of various furniture, fixtures and computers at two of the Company’s stations which became fully depreciated during 2006.

Corporate Overhead for the nine months ended September 30, 2006 was $10.4 million as compared to $9.9 million for the nine months ended September 30, 2005, an increase of approximately $478,000, or 4.8%.  The major components and changes in corporate expenses were as follows:

•                  Personnel costs increased approximately $1.1 million for the nine months ended September 30, 2006. This increase was mainly due to an increase in bonus expense of approximately $831,000, resulting from increased revenues and the Company meeting its interim performance targets during 2006.

•                  Travel costs were up approximately $194,000 due to additional executive meetings and training seminars during 2006 as compared to 2005.

The following acted to offset these increases in corporate expenses:

•                  Professional and consulting fees decreased approximately $862,000.  Approximately $246,000 of this decrease relates to a tax consulting project, which took place during 2005, with no such project occurring during 2006.  The remaining decrease is due to an overall reduction in expenses relating to the Company’s review and compliance with corporate governance legislation.

Interest expense for the nine months ended September 30, 2006 was $49.4 million, compared to $46.7 million for the same period in 2005, an increase of $2.8 million, or 5.9%.  The Company received a payment on its interest rate swaps of $148,000 and $819,000 for the nine months ended September 30, 2006 and 2005, respectively, which was recorded as a reduction of interest expense.  Pursuant to a refinancing transaction completed on May 3, 2005, the Company used borrowings under its $300.0 million Senior Credit Facility to purchase all of its $246.9 million principal amount of 8 ½% Senior Notes due 2008.  In May 2006, the Company requested an incremental term loan of $50.0 million under the Senior Credit Facility through an Increase Joinder.  On May 30, 2006, the full $50 million of the incremental term loan was borrowed by the Company.  The Senior Credit Facility and incremental term loan bears various floating interest rates, based upon LIBOR, ranging from 7.88% to 8.00%, at September 30, 2006, thus increasing interest expense during the first nine months of 2006.

The Company recorded a $1.5 million non-cash loss in connection with the change in the market value of interest rate swaps for the nine months ended September 30, 2005.  This swap was terminated at the end of 2005, and therefore, no non-cash change in market value was recorded for the first nine months of 2006.

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

The Company recorded an income tax provision of $10.7 million and $15.2 million for the nine months ended September 30, 2006 and 2005, respectively.  This provision includes a deferred tax liability of $18.4 million and $14.8 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for September 30, 2006 and 2005, which continues to be amortized for tax purposes.  During the nine months ended September 30, 2006, the Company’s tax provision included a reduction in its tax accruals of approximately $8.0 million due to the expiration of a statute of limitations.

On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. (“Mission”) to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.  The Company recorded a loss from discontinued operations of approximately $346 for the nine months ended September 30, 2005.

As a result of the above-discussed factors, the net loss for the Company was $57.4 million for the nine months ended September 30, 2006, compared to a net loss of $76.7 million for the nine months ended September 30, 2005, a change of $19.3 million, or 25.2%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (dollars in thousands).

	Nine Months Ended September 30,
	2005	2006
Net cash provided by (used in):
Operating activities	$(58,512)	$(25,020)
Investing activities	1,222	(3,536)
Financing activities	45,615	46,169
Net (decrease) increase in cash and cash equivalents	$(11,675)	$17,613

	December 31,	September 30,
	2005	2006
Cash and cash equivalents	$78,099	$95,712
Long-term debt, including current portion	$785,792	$832,857
Available under senior credit agreement	$20,000	$20,000

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

The Company received notice from CBS with respect to KELO-TV and its satellite stations (KCLO-TV, KDLO-TV and KPLO-TV) that the network will not renew the current affiliation agreement in place and that the network wishes to negotiate a new agreement.  This agreement with CBS expired on October 2, 2006.  Negotiations with CBS are ongoing.  The Company is operating under an extension of the CBS affiliation agreement through November 9, 2006.  While the Company is unable to predict the terms of the renewed CBS affiliation agreement, the Company believes that a renewed affiliation agreement will be in place by December 31, 2006, but on terms that provide less network compensation to the station than was provided under the expired agreement.  In the event, however, of the Company’s inability to maintain its current affiliation under this agreement, the station may no longer be able to carry programming of CBS.  This loss in network programming would require the Company to obtain replacement programming, which may involve higher costs and which may not be as attractive to audiences, resulting in reduced advertising revenues.

The principal uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company’s debt.  It should be noted that commencing on September 30, 2005, the Company is required to make scheduled principal payments under the term loan portion of the senior credit agreement, on a quarterly basis, equal to 0.25% of its outstanding principal balance.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $25.0 million and $58.5 million, respectively.  The decrease in net cash used for operating activities was primarily due to the increases in the Company’s net revenue and resulting operating income for the nine months ended September 30, 2006, as compared to the same period in 2005.   The following changes in operating activities were noted:

•                  The Company made approximately $20.1 million of payments on its programming liabilities for the nine months ended September 30, 2006.

•                  Trade accounts receivable decreased approximately $1.9 million.  This decrease is consistent with the revenue trends for broadcasters, whereby revenues are lower in the first and third quarters of the year.  The accounts receivable balance is always larger at the end of the year due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season.

•                  Trade accounts payable increased approximately $1.2 million, due mainly to timing of programming payments at one of the Company’s stations.

The following items acted to offset these changes in operating expenses:

•                  Accrued expenses and other liabilities decreased approximately $5.6 million for the nine months ended September 30, 2006.  Accrued interest decreased approximately $9.5 million due primarily to an interest payment made in September 2006 on the Company’s 10% Senior Subordinated Notes.  Offsetting this decrease was an increase in accrued expenses due to (1) increases in deferred revenue approximating $2.3 million primarily due to cash payments received in advance for political advertising and (2) increases in bonus accruals of approximately $1.4 million, consistent with the higher bonus expense for the year resulting from increased revenues and the Company meeting its interim performance targets during 2006.

•                  The Company recorded its share of the losses on Investments in Unconsolidated Subsidiaries, net of dividends, of approximately $1.1 million for the nine months ended September 30, 2006 as compared to recording its share of gains of approximately $153,000 for the nine months ended September 30, 2005.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2006 was $3.5 million, compared to cash provided by investing activities for the nine months ended September 30, 2005 of $1.2 million. The following changes in investing activities were noted:

•      Investing activities in 2005 included $5.8 million of proceeds from the closing on January 4, 2005, of the second step of the sale of WTVO-TV to Mission Broadcasting.

•      Capital expenditures for the nine months ended September 30, 2006 of $4.2 million as compared to capital expenditures of $4.6 million for the nine months ended September 30, 2005.

•      Proceeds from the disposal of fixed assets for the nine months ended September 30, 2006 was $674,000 as compared to $55,000 for the nine months ended September 30, 2005.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2006 was approximately $46.2 million, as compared to cash provided by financing activities of approximately $45.6 million for the nine months ended September 30, 2005.  The following changes in financing activities were noted:

•      On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility and the Increase Joinder, which provided for a $50.0 million incremental term loan under the Senior Credit Facility.  On May 30, 2006, the full $50.0 million incremental term loan was borrowed by the Company. See below for further details on the incremental term loan.

•      The Company made payments under capital lease obligations of approximately $35,000 and $600,000 for the nine months ended September 30, 2006 and 2005, respectively.

•      Additionally, the Company made principal repayments of $2.5 million and $750,000 on its Senior Credit Facility during the nine months ended September 30, 2006 and 2005, respectively.

Debt Instruments, Guarantees and Related Covenants

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300.0 million of the term loan was borrowed.  Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005.  The balance of the term loan borrowing will be used for working capital.  The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility).  As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.   The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility.  The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006.

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

At September 30, 2006, $346.0 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”)” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At September 30, 2006, the Company was in compliance with all covenants contained under the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility.  The swap became effective on May 8, 2006 and expires on May 8, 2008.  Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three and nine months ended September 30, 2006 a loss of approximately $739,000 and gain of $228,000 was recorded in other comprehensive income (loss).

On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one-third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million.  In connection with the termination, the Company made a net interest payment of approximately $702,000, reduced by the Company’s accrued interest income (approximately $35,000).  In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000).  The difference between the payment and the fair market value of the partially terminated swap was recorded as interest expense during the period (approximately $9,000).

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

The following is a summary of the Company’s outstanding indebtedness (in thousands) and related annualized interest payments that are recorded during the period.  Debt amounts outstanding at December 31, 2005 and September 30, 2006 were as follows:

					Annualized
	12/31/05		9/30/06		Interest Payments(1)
Senior Credit Facility	$298,500		$346,000		$27,786
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,292	(2)	346,857	(2)	34,430
Total Debt (excluding capital leases)	$785,792		$832,857		$74,466

(1)   The annualized interest payments are calculated based on the outstanding principal amounts at September 30, 2006, multiplied by the interest rates of the related debt instruments. The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

(2)   Includes unamortized premium balances of $3.0 million and $2.6 million as of December 31, 2005 and September 30, 2006, respectively.

The Company’s total debt at September 30, 2006 was approximately $832.9 million, consisting of approximately $346.0 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $2.6 million of bond premiums and $31,000 of capital leases. In addition, at September 30, 2006, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

At September 30, 2006 the Company was in compliance with all applicable covenants contained in the Senior Credit Facility and the indentures governing the Senior Subordinated Notes.

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

It is anticipated that the Company will be able to meet its working capital needs, scheduled principal and interest payments under the Company’s Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flow from operations and funds available under the Senior Credit Facility.

Income Taxes

At December 31, 2005, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $339.9 million expiring at various dates through 2025, for which a full valuation allowance has been provided.

Included in the Company’s income tax benefit (expense) for the three and nine months ended September 30, 2006 are deferred income taxes of $4.2 million and $18.4 million, respectively related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.  During the three months ended September 30, 2006, the Company’s tax provision included a reduction in its tax accruals of approximately $8.0 million due to the expiration of a statute of limitations.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $800,000 to increase deferred tax liabilities during the remaining three months of 2006.

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

The Company has obligations and commitments under its long-term debt agreements and instruments to make future payments of principal and interest. The Company also has obligations and commitments under certain contractual arrangements to make future payments for goods and services. These arrangements secure the future rights to various assets and services to be used in the normal course of operations. Under U.S. generally accepted accounting principles, certain of these arrangements (i.e., programming contracts that are currently available for airing) are recorded as liabilities on the Company’s consolidated balance sheet, while others (i.e., operating lease arrangements and programming contracts not currently available) are not reflected as liabilities.

The following table summarizes separately the Company’s material obligations and commitments at September 30, 2006, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods.  The Company expects to fund its short-term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Year 2 – Year 3	Year 4 - Year 5	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$831,174	$3,500	$7,000	$7,000	$813,674
Cash Interest Payments (1)	$254,824	$46,780	$93,560	$76,203	$38,281
Capital Lease Obligations	$31	$31		—	—
Operating Leases (net of sublease rental income)	$5,578	$1,689	$2,709	$878	$302
Unconditional Purchase Obligations(2)	$32,487	$25,560	$6,920	$7	—
Other Long-Term Obligations(3)	$124,532	$17,756	$49,429	$43,878	$13,469
Total Contractual Cash Obligations	$1,248,626	$95,316	$159,618	$127,966	$865,726

(1) Only includes interest on Senior Subordinated Notes.  The Senior Credit Facility, which matures on November 3, 2010, bears interest at various floating rates based on LIBOR.  The various September 30, 2006 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments.  Based on this weighted average rate, total interest over the term of the facility approximates $163.7 million.

(2) Unpaid program license liability reflected on the September 30, 2006 balance sheet.

(3) Obligations for programming that has been contracted for, but not recorded on the September 30, 2006 Balance Sheet.  Such obligations were not recorded because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. The Company uses the end of its fiscal year as the measurement date for measuring plan assets and liabilities. As such, this requirement will not impact our financial statements. The Company is currently unable to estimate the impact of adopting SFAS No. 158 on its Consolidated Balance Sheet. The impact of adopting SFAS No. 158 is dependent on plan asset performance through the end of 2006 as well as interest rates and other factors that will be applicable as of December 31, 2006.

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

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005 the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares (see Note 2 to the Consolidated Financial Statements).  As a result of the above-discussed exchange agreements and exchange offer, as of September 30, 2006, the Company had an aggregate of 900 outstanding unvested stock options which were fully expensed during the first quarter of 2006, in the amount of approximately $5,000.  In addition, the Company will incur compensation expense associated with the issuance of the restricted shares and deferred stock units.  The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $1.1 million for the remainder of 2006 and approximately $3.5 million, $2.5 million and $739,000 during 2007, 2008 and 2009, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with approximately $346.0 million outstanding as of September 30, 2006, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates.  The Company has entered into an interest rate derivative agreement to reduce the impact of changing interest rates on its floating debt rate.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of September 30, 2006 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014.  The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

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

Item 4. Controls and Procedures.

Our management carried out an evaluation, under the direction of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Accordingly, on October 2, 2006, for their service on the Company’s Board of Directors during the twelve months beginning October 1, 2006, each of the five non-employee directors of the Company (Alfred J. Hickey, David C. Lee, Leif Lomo, Richard Lowe and Reid Murray) was paid $30,000 in cash and was granted an award of 13,333.33 deferred stock units.  Such number of deferred stock units was determined by dividing $30,000 by $2.25 (the closing selling price per share of the Company’s Class A common stock on the Nasdaq National Market on October 2, 2006). In addition, on October 2, 2006, Mr. Lomo (as Chairman of the Audit Committee) and Mr. Lee (as Chairman of the Compensation Committee) were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 2,222.22 and 1,111.11 deferred stock units, respectively.

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

YOUNG BROADCASTING INC.

Date:	November 9, 2006	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman and Chief Executive Officer

Date:	November 9, 2006	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)