Form 10-K
period 2006-12-31
YOUNG BROADCASTING INC /DE/
filed 2007-03-16
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006	Commission file number: 0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

599 Lexington Avenue

New York, New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 754-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None

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

The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30, 2006 was approximately $67,901,034

Number of shares of Common Stock outstanding as of February 28, 2007: 20,173,102 shares of Class A Common Stock and 1,941,414 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K in which incorporated
Portions of Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders	Part III

YOUNG BROADCASTING INC.
FORM 10-K
Table of Contents

i

FORWARD LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS DOCUMENT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”  FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING,  VOLATILITY IN PROGRAMMING COSTS AND OTHER RISKS AND UNCERTAINTIES DISCUSSED UNDER ITEM 1A., “RISK FACTORS,” AND ELSEWHERE IN THIS ANNUAL REPORT.

PART I

Item 1.                        Business.

All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2006, as prepared by A.C. Nielsen Company (“Nielsen”). Nielsen data provided herein refers solely to the United States television markets. As used herein, the “Company” means Young Broadcasting Inc. and, where the context requires, its subsidiaries (the “Subsidiaries”).

General

The Company owns and operates ten television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Five of the stations are affiliated with American Broadcasting Companies, Inc. (“ABC”), three are affiliated with CBS Inc. (“CBS”), one is affiliated with National Broadcasting Company, Inc. (“NBC”), and one is affiliated with MyNetworkTV. KRON-TV had been independent until March 16, 2006 when it entered into an affiliation agreement with MyNetworkTV. On March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT also entered into an affiliation agreement with MyNetworkTV for delivery of network programming on a digital sub-channel. The MyNetworkTV affiliation agreements are for a term of five years commencing with the 2006-2007 broadcast season. MyNetworkTV started operations on September 5, 2006. Each of the Company’s stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached.

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

Recent Developments

Network Affiliation Agreements.   In November 2006, the Company renewed its affiliations with CBS with respect to KELO-TV and its satellite stations (KCLO-TV, KDLO-TV and KPLO-TV). The renewed CBS affiliations expire on April 2, 2015.    Under the renewed CBS affiliation, the Company will be receiving significantly less network compensation than it received from CBS under the expired agreements.

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

The Company’s stations utilize a variety of marketing techniques including the following:

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

•       Economic Buyer Relationships. An economic buyer represents an actual owner or controlling manager of a company and is directly impacted by the success or the failure of an ad campaign. The Company strives to develop professional relationships with all economic buyers rather than depending solely on the relationship with the ad agency buyer.

•       Result vs. Efficiency Focus. An economic buyer wants results from ad campaigns, whereas agencies and media buyers focus on the efficiency of their buys, including the cost per point and post-buy analysis, which has nothing to do with how well the campaign actually did. Television advertising remains the most effective advertising vehicle available to economic buyers, and the Company seeks to make this clear to its clients.

•       Inventory Control and Yield Management. The Company’s stations monitor average unit rates and percent sell-out levels daily. A great emphasis is placed on selling all day parts and maximizing revenue yield from available inventory.

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

•       Research. Each station designates personnel to research the amount of advertising dollars expended in other media (such as radio, newspapers and magazines) by advertisers within its market. The station will then target individual advertisers seeking the same demographic groups sought by the station for particular dayparts and will illustrate to the advertisers the advantages of television advertising over other media that do not target specific demographic groups.

An important element in determining advertising rates is the station’s rating and share among a particular demographic group, which the advertiser may be targeting. The Company believes that its success is attributable to its ability to reach desirable demographic groups with the programs it broadcasts.

Video Journalist (VJ) System.   In 2005 the Company undertook a groundbreaking effort at two of its stations and converted its news gathering crews from traditional news crews to single person VJ crews. A traditional news crew usually requires three people to shoot, write and edit one story. Under the VJ system one person is able to shoot, write and edit each story, resulting in a more efficient use of resources and more content. This will significantly reduce duplication of effort and allow some reporters extra time in getting additional information on important stories.

Some of the long-term benefits of converting to the VJ System are the following:

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

Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by any particular network. The following table sets forth general information based on Nielsen data as of November 2006 for each of the Company’s stations:

								Station
							Commercial	Rank	In
	Market	Television			Network		Stations	In	Market	Year
	Rank(1)	Households(2)	Channel		Affiliation		in DMA(3)	Market(4)	Share(5)	Acquired
KRON (San Francisco, CA)	5	2,383,750	4		MNT		12	5	7	2000
WKRN (Nashville, TN)	30	944,100	2		ABC		6	3	20	1989
WTEN (Albany, NY)	56	554,970	10	(6)	ABC		7	3	24	1989
WATE (Knoxville, TN)	60	523,010	6		ABC		7	3	21	1994
WRIC (Richmond, VA)	61	517,800	8		ABC		5	3	25	1994
WBAY (Green Bay, WI)	69	434,760	2		ABC		6	2	26	1994
KWQC (Quad Cities)	96	308,360	6		NBC		6	1	44	1996
WLNS (Lansing, MI)	112	256,190	6		CBS		6	1	37	1986
KELO (Sioux Falls, SD)	115	247,000	11	(7)	CBS/MNT	(8)	5	1	52	1996
KLFY (Lafayette, LA)	123	225,650	10		CBS		5	1	51	1988

(1)             Refers to the size of the television market or Designated Market Area (“DMA”) as defined by Nielsen.

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

(4)             Station’s rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2006.

(5)             Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market (“in-market share”), as measured sign-on to sign-off.

(6)             WTEN has a satellite station, WCDC-TV (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.

(7)             KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 177.

(8)             The Company also operates a separate MyNetworkTV station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring August 11, 2011.

The following is a description of each of the Company’s stations:

KRON, San Francisco, California.   The Company acquired KRON from The Chronicle Publishing Company on June 26, 2000. KRON is a VHF television station in the San Francisco Bay Area, the fifth largest television revenue market in the country based on television households. Since being first granted an FCC license in 1949 until January 1, 2002, when it became an independent station, KRON was an NBC affiliate. On March 14, 2006, KRON signed an affiliation agreement with the new 20th Century FOX-backed network, MyNetworkTV, which began airing 2 hours of nightly primetime six-nights-a-week programming commencing on September 5, 2006.

The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Nielsen Media Research and SRDS Lifestyle Market Analyst 2005 the San Francisco Bay Area has a total population of approximately 5.0 million adults with nearly 2.4 million television households. According to the United States Census Bureau, of the 280 defined metropolitan areas, the San Francisco Bay Area has the highest median household income in the nation with $64,024. If California were an independent nation, its economy would rank as the 8th largest in the world, according to the California Department of Finance.

San Francisco is home to more than 60,000 businesses, where such large organizations as The Gap, Wells Fargo, the Charles Schwab Corporation, Visa, Levi Strauss, Lucas films and McKesson maintain their headquarters. Many other major corporations, including tech giants Chiron, Genentech, Google, HP, Oracle, and Pixar, are based in the surrounding Bay Area.

KRON maintains strong relationships with most of the major television studios and has successfully negotiated competitive programming contracts with several of them. This has enabled KRON to secure such hit shows as Entertainment Tonight, Inside Edition, and Dr. Phil under favorable terms through the 2010 season and beyond.

KRON brands its identity in the market as a hyper-local television station, with the primary objective of providing Bay Area viewers with unique local programming and coverage of local events, anchored by more than 48 hours of news per week. Since 2005, the station has based its News operation on a Video Journalist (VJ) format. This trend-setting format combines the jobs of reporter, photographer, writer and editor into one–the VJ. The technique is made possible by technological advances in cameras and editing software and allows KRON 4 News to be in more places, providing more news coverage than possible with a traditional format.

In addition to news, KRON also produces more local programs than any station in the market. These include programs such as Bay Area Backroads, Henry’s Garden, Bay Café and an ongoing series of award winning documentaries, specials and live-coverage parades. Many of these are produced in high definition format. KRON has also launched innovative new programs such as Bay Area Bargains and Bay Area Living. These programs, based on integrated marketing partnerships, provide value to advertising clients and are popular with viewing audiences, regularly winning their weekend timeslots. KRON places a major emphasis on new business projects. These projects have been successful at generating new sources of revenue by capitalizing on the station’s strong news and local programming platforms.

KRON is involved in a number of community service projects, including Students Rising Above (SRA), which raises money to enable disadvantaged but high-achieving students to go to college. A previous recipient of a national Emmy, SRA in 2006 continued its award-winning ways, receiving the prestigious NAB Service to America Partnership Award for community service.

WKRN, Nashville, Tennessee.   WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest DMA, with an estimated 944,100 television households. There are six reportable stations in the DMA. For the November 2006 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 20%. The station’s syndicated programs include Sex and the City, Martha Stewart Show, Live with Regis and Kelly and Wheel of Fortune. The station is also home to the Tennessee Titans pre-season games and coach’s show. WKRN is also the Nashville station for the Tennessee Lottery, hosting three to four daily drawings.

Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. In the summer of 2006, Nissan Motors moved its U.S. headquarters from Los Angeles to Nashville. Other prominent corporations located in the area include Dell, Saturn, TriStar Health Systems, Bell South and Gaylord Entertainment. According to the BIA Investing in Television Market Report, the average household income in the Nashville market was approximately $48,963 in 2005 with effective buying income projected to grow at an annual rate of approximately 3.4% through 2010. Retail sales growth in this market is also projected by BIA to average 3.7% annually during the same period.

WKRN’s news efforts have been recognized with numerous journalistic awards including the prestigious Edward R. Murrow regional award for investigative reporting. The stations’ newscasts have traditionally placed third in the market with the exceptions occurring during times when ABC had strong primetime numbers. With the network’s resurgence in primetime beginning last year, the station is looking to grow news ratings in key demographics.

In July 2005, the station made the decision to convert its News operation to a Video Journalist (VJ) format. This made WKRN the first commercial network affiliate in the country to embrace the concept. The VJ format combines the jobs of reporter, photographer, writer and editor into one. This technique is made possible with technological advances in cameras and editing software. Under this program, WKRN has gone from 13 traditional news crews to 27 VJ’s.

WKRN has made huge strides in the use of the Internet, featuring a custom built website that leads the market in the ability to embed video ads. The station has also drawn national attention to its news blogs. Nashville is Talking (nashvilleistalking.com) is a blog site maintained by the station that aggregates approximately 400 Nashville bloggers. The site, the first for a commercial television station, has been featured in Business Week, Broadcast & Cable as well as newspaper and web features. WKRN also hosts 21 separate blogs of anchors, reporters and weathercasters and this past election season added the political blog Volunteer Voters to the station’s line-up. The Nashville Weather Channel, which was launched in 2004 as WKRN’s second digital channel, is now shown on both Comcast and Charter cable systems, which account for more than 90% of the market cable viewers.

WKRN is committed to community service initiatives. The station continues its 22 year partnership with Second Harvest Food Bank. This past fall, the station helped collect a record amount of cans; over 250,000 cans were collected through the station’s Grade School and High School Food Drive Challenges. WKRN is celebrating its 16 years of association with Ronald McDonald House Charities of Nashville. WKRN continues to produce and air its Call For Kids two-hour telethon in the spring. In 2006, the station worked with the Make-A-Wish Foundation’s Stories of Light campaign. This was supported with station produced vignettes that highlighted inspirational stories of Make-A-Wish children. WKRN continued its commitment to teen seat belt safety with Be In The Click, which is a year long campaign of vignettes encouraging teens to buckle up. During the holidays, WKRN worked with Project Reflect to help at-risk children receive a better education. The station’s Holiday Hugs campaign helped collect educational supplies for needy students.

WTEN, Albany, New York.   WTEN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in October 1989, began operations in 1953 and is affiliated with ABC. In 1963 WTEN added a satellite station, WCDC-TV Channel 19, located in Adams, Massachusetts to more adequately serve the eastern edge of the market. WCDC-TV was acquired concurrently with WTEN. (All references to WTEN include WCDC-TV.)

The Albany market (which includes Schenectady and Troy) is the 56th largest DMA, with an estimated 554,970 television households. Albany DMA is a highly competitive market place with seven reportable stations, three of which broadcast in the VHF spectrum. During the November 2006 ratings period, WTEN was third in the ratings, with a sign-on to sign-off in-market share of 25%, compared to 31% for WNYT, the NBC affiliate; 30% for WRGB, the CBS affiliate; 10% for WXXA, the Fox affiliate; 4% for WCWN, the CW affiliate and less than 1% for both WYNA, the My Network affiliate and WYPX, the ION Television station. The station’s syndicated programs include Wheel of Fortune, Jeopardy, and Judge Judy.

WTEN has experienced revenue growth as a result of several strategic changes made in its sales department. A more aggressive sales team coupled with sales project initiatives and prudent inventory management has resulted in WTEN posting back-to-back years of revenue growth that has outpaced the market’s growth. In a strategic move to garner increased revenue shares from the local market, WTEN is investing in an expansion of its sales force and in a more active sales project plan for 2007.

Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and the General Electric Company. Other prominent corporations located in the area include Golub Corp., Albany Medical, St. Peters Healthcare Service and Verizon Communications. These employers which are dependent upon a well-educated and skilled labor force to remain competitive in their industries are able to draw upon the nation’s largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Investing in Television Market Report, the average household income in the Albany market in 2005 was $46,090, with effective buying income projected to grow at an annual rate of 2.8% through 2010. Retail sales growth in this market is also projected by BIA to average 3.6% annually during the same period.

The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Revenue growth is a challenge as the Albany-Schenectady-Troy market has historically experienced 2% natural growth rate. WTEN has experienced revenue growth far superior to the market in the last two years.

WTEN was the recipient of a number of awards in 2006. Our severe weather special telecast during May 2005, “Eye on the Sky,” received a bronze Telly Award for outstanding achievement. WTEN’s News 10 at 5PM received the “best regularly scheduled local news program” award from the New York State Associated Press Broadcasters Association. WTEN’s severe weather special “Eye on the Sky” received honorable mention in the “best news special/documentary” category. “Eye on the Sky” was designated “best locally produced TV show” by the New York State Broadcasters Association.

A major component of our community relations efforts focuses on educational issues. The station completed many projects under the education umbrella in 2006. WTEN introduced “The Game… Winning at Life” to several Capital Region school districts. The Game is a system designed to help middle and high school students in setting goals and achieving them. Each student has a partner and works toward, and is accountable for, reaching her or his goals. Each Game lasts 45 days. The station produced 2 primetime 30 minute television shows (commercial and sponsor free) in addition to airing a weekly segment in the news which highlighted the students progress. The superintendents involved said it was the most positive project they had done in their schools. Our Doppler Kidz project (where the station’s chief meteorologist visits schools to teach 3rd grade students about weather) has become increasingly popular and has grown to weekly visits in all of the Capital Region school districts.

WATE, Knoxville, Tennessee.   WATE was acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1953 and is affiliated with ABC. The Knoxville, Tennessee market is the 60th largest DMA, with an estimated 523,010 television households. There are seven reportable stations in the DMA, three of which are VHF stations. During November 2006, WATE ranked third in ratings, with a sign-on to sign-off in-market share of 21%. The station’s syndicated programming includes Oprah, Judge Judy, Inside Edition, The Insider and Rachel Ray.

WATE-TV’s major station focus is its news product. The station is also research-focused and delivers on its mission to provide hard news, investigative reporting and breaking news, each and every day.  Our mission is to win our 5PM newscast in every ratings book, make our 6PM newscast distinctive from our 5PM newscast and to eliminate repetition coming from these newscasts to our 11PM newscast.

Another of the station’s priorities is weather. WATE and Young Broadcasting have invested in the best weather technology possible and have a highly respected and experienced “Storm Team” of meteorologists who are the best in the market.

WATE also reinvented morning television nearly two years ago, when it refocused its “Good Morning Tennessee” two-hour (seven day a week) newscast into a fast-paced, largely non-scripted broadcast that is devoted to breaking and developing news. WATE is unique in that it has the market’s only live morning-television reporter devoted to the coverage of breaking news. In addition, the broadcast features traffic reports and frequent and timely weather updates.

WATE continues to develop new local sales initiatives to generate revenue through non-traditional sources. The station works hard to maximize every sale and develop the best client relationships. WATE tries to differentiate itself from its competitors.

According to the BIA Investing in Television Market Report, the average household income in the Knoxville market during 2005 was $42,546 with effective buying income projected to grow at an annual rate of 3.4% through 2010. Retail sales growth is also projected by BIA to average 3.9% annually during the same period.

For more than 50 years, WATE-TV’s commitment to its community has remained steadfast. In 2006, WATE participated in various community project initiatives including The United Way of Greater Knoxville (where General Manager Jan Wade is current board chair), the East Tennessee Children’s Hospital Diabetes Camp Hope-A-Thon, Ronald McDonald House Benefit, United Way Campaign of Blount County, and Susan G. Komen Foundation Knoxville Race for the Cure. WATE continues to help the Second Harvest Food Bank and in 2006 raised 321,000 pounds of food and $105,000 through its annual 6 Shares High School Football Challenge and 6 Shares Telethon. The station’s annual involvement with the American Cancer Society’s Relay for Life helped raise more than $1.4 million in 21 county relays during 2006.

WRIC, Richmond, Virginia.   WRIC was acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 61st largest DMA, with an estimated 517,800 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2006 ratings period, WRIC had an in-market sign-on to sign-off in-market share of 25%, compared to 36% for market leader WWBT(NBC), 26% for WTVR(CBS), 10% for WRHL (Fox) and 10% for WUPV (UPN). The station’s syndicated programming includes Oprah, Wheel of Fortune and Jeopardy. These programs remain highly competitive in their time periods and provide consistent audience flow to our news programs and ABC network programming.

WRIC increased its local news schedule to 26 hours per week in addition to ABC network and syndicated programming. WRIC has recently made significant investments in its local news programs. The personnel upgrades and technology investments combined with a clear and easy to understand storytelling format have resulted in solid news ratings growth. The highlight of the recently completed November book is the 17% gain in the station’s early evening newscast among adults between 25 to 54 years of age, a key demographic group.

WRIC’s local program efforts have been recognized with major state and regional awards in 2006, including Best Public Affairs Show awards from both the Virginia Association of Broadcasters and the Mid-Atlantic Region NATAS. Local news coverage is the centerpiece of WRIC's effort to serve the Central Virginia community and is the springboard for our community outreach efforts. In addition to local news coverage, WRIC also continued in its tradition of community service with major campaigns for the United Negro College Fund,  MDA, Make a Wish and Toys for Tots.

The Richmond metro area is home to 9 Fortune 500 companies including Philip Morris, Dominion Resources, Circuit City, Performance Food Group, Brinks, CarMax, Owen and Minor, Genworth Financial, Inc. and the most recent addition, MeadWestvaco.   This provides a great base of opportunity for entrepreneurial companies and has resulted in the Richmond metro area being listed as one of the 10 most business friendly areas by Forbes.  According to the BIA Investing in Television Market Report, the average household income in the Richmond market in 2005 was $50,683 with effective buying income projected to grow at an annual rate of 3.3% through 2010. Retail sales growth is also projected by BIA to average 2.5% annually during the same period.

WBAY, Green Bay, Wisconsin.   WBAY, the third station acquired by the Company in November 1994 from Nationwide, began operations in 1953 and is affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 69th largest DMA, with an estimated 434,760 television households. There are six reportable stations in the DMA, four of which are VHF stations.  For November 2006, WBAY was tied for first in the ratings with a sign-on to sign-off in-market share of 26%. The station’s syndicated programming includes Martha Stewart Show, Dr. Phil, Millionaire, The Insider and Sex and the City. The station also produces a local football show called “Monday Night Kick-Off,” which is broadcast live every week in season.  The show is hosted by Sports Director Chris Roth and Green Bay Packer Fullback William Henderson.

WBAY has been successful in growing local revenue through focused selling events targeted to non-traditional advertisers and other innovative programs.

Each year, WBAY receives many state and regional awards for excellence from Associated Press, the Milwaukee Press Club and Wisconsin Broadcasters Association. In the past five years, the station has also won National Edward R. Murrow awards for “Best News Series” and “Best Feature Story” (television - small market).

The station’s primary focus is local news. The station broadcasts 29 hours of local news each week, and most newscasts win their time periods when compared to other providers of local news.  WBAY’s strategy is to let comprehensive, quality local news differentiate it from all other information distribution sources available.

WBAY TV also broadcasts a 24-hour local weather channel “Stormcenter 2 24/7,” designed to leverage the station’s strong regional weather brand.  WBAY delivers this weather channel via its digital signal as well as through two separate cable channels.

WBAY is the largest producer of consumer shows in its market providing an RV and Camping Show, a Boat Show, a Home and Garden Show, and a Pet Expo.

According to the BIA Investing in Television Market Report, the average household income in the Green Bay market in 2005 was $45,497, with effective buying income projected to grow at an annual rate of 3.0% through 2010. Retail sales growth is also projected by BIA to average 2.5% annually during the same period.

WBAY sponsors public service campaigns for such events as Toys for Tots, The Boys and Girls Club of Green Bay, and the YMCA’s Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA. For the past 53 years, WBAY has produced and aired the local

Cerebral Palsy Inc. telethon. It is the longest-running local telethon in the nation, raising nearly $1,000,000 each year.

KWQC, Quad Cities.   The Company acquired KWQC from Broad Street Television, L.P. on April 15, 1996. The station began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 96th largest DMA serving an estimated 308,360 television households in eastern Iowa and western Illinois. There are six reportable stations in the DMA, three of which are VHF. During the November 2006 ratings period, KWQC continues to remain number one in all newscasts with a sign-on to sign-off in-market share of 44%. The station’s local newscasts are #1 in the 5-7am, 10am, Noon, 5pm, 6pm and 10pm time periods.  The station’s syndicated programming includes Millionaire, Rachel Ray, Jeopardy, and Wheel of Fortune.

KWQC places a strong emphasis on local news and community related events and broadcasts.  The station is involved in various community service initiatives including Quad Cities Convention and Visitors Bureau, Mississippi Valley Regional Blood Center, United Way, Race for the Cure, Junior Achievement, American Cancer Society, American Heart Society, March of Dimes and many more.  Additionally, KWQC televises two running events, the annual Bix7 Race and the Quad Cities Marathon, as well as the Festival of Trees Parade.  The station also records and televises holiday choral music performed by students from all the local high schools, “The Choirs of Christmas,” which is aired in the 10am and noon newscasts during the days leading up to Christmas. These performances are edited and further aired as half-hour programs during the holiday weekends.

The Quad Cities metropolitan area is located along the Mississippi River in eastern Iowa and western Illinois.  Major employers include Deere & Company (Worldwide Headquarters), Rock Island Arsenal, Genesis Health System, Alcoa, Trinity Medical Center and Tyson Fresh Meats. Riverboat gambling continues to be a prime tourist attraction along with the construction of the $47.0 million Figge Art Museum located in downtown Davenport. According to the BIA Investing in Television Market Report, the average household income in the Quad Cities market in 2005 was $42,988, with effective buying income projected to grow at an annual rate of 2.0% through 2010. Retail sales growth is also projected by BIA to average 2.3% annually during the same period.

WLNS, Lansing, Michigan.   WLNS, acquired from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with the CBS Network. The Lansing Market is the 112th largest DMA, with an estimated 256,190 television households. There are 6 commercial stations operating out of 4 locations in Lansing, and one Public Broadcasting station in East Lansing at Michigan State University. WLNS was the number one station delivering over 278,000 households sign on to sign off in the November 2006 Nielsen Station Index report, which included a 5 County DMA and 10 surrounding counties in the viewing area.

WLNS attributes its long success in the Lansing market to its commitment to local news, its support of the community and its advertisers. Each week the station broadcasts over 24 hours of local news, including 2 hours from 5am to 7am weekdays, plus the only midday newscast in the Lansing market.

During the November 2006 ratings period, WLNS newscasts enjoyed significant increases compared to the prior year. This improvement placed the station’s newscasts a close second to WILX-TV, the market’s NBC station. With a stable newsroom environment, we anticipate this upward trend to continue.

The station’s commitment to viewer safety is evident in our severe weather coverage. WLNS Stormtracker 6 coverage features mid-Michigan’s first and most powerful Live Doppler Radar, which tracks severe weather and gives viewers extra time to seek shelter.

WLNS has developed innovative partnerships as a means of addressing vital community issues. For more than 10 years, WLNS has partnered with the local Crime Stoppers organization to broadcast information concerning wanted fugitive felons and unsolved crimes. The station also offers tips on how to avoid becoming a victim of crime. Of all fugitives profiled on air and on WLNS.COM, 85% are eventually apprehended.

WLNS also helps spread the word about many charitable causes across mid-Michigan by hosting and sponsoring many community events and producing and airing public service announcements and telethons for local charity organizations. For over 35 years WLNS has broadcast the MDA Jerry Lewis Muscular Dystrophy Telethon and has recently begun sponsoring a winter Muscle Team event to benefit MDA. WLNS works with Big Brothers and Big Sisters, Boys and Girls Club, Angel House, Highfields, Junior Achievement, Susan G. Komen Foundation, MS Society of Michigan,  American Heart Association, March of Dime’s, American Lung Association, MSU’s Safe Place, Children’s Trust Fund, Families of Spinal Muscular Atrophy, Ronald McDonald House of mid-Michigan, St Jude Children’s Research Hospital - Dream Home Giveaway, African American Cultural Heritage Association, Potter Park Zoo, Juvenile Diabetes Research Foundation, Volunteers of America, Alzheimer’s Association, Salvation Army, YMCA and more.

In January 2006, WLNS entered into a three-year joint sales agreement with WHTV-TV (Spartan TV LLC). The agreement covers advertising sales, traffic and engineering functions for WHTV-TV, a MyNetworkTV affiliate, offering WLNS an additional revenue generating opportunity.

The economy in Lansing includes three major employers: the State of Michigan, General Motors and Michigan State University. GM opened a new assembly plant in 2006, building new crossover SUV models for Buick, Saturn, and GMC. This is in addition to the Grand River Assembly plant, opened in 2001, to build several Cadillac models.

Lansing is Michigan’s capital city, with various government agencies employing nearly 15,000 people in the area. General Motors employs approximately 8,500, and Michigan State University has over 10,500 employees with a student enrollment of over 43,000. Other industrial sectors in the area include plastics, non-electrical machinery, fabricated metal products, food processing, and printing. Companies operating in these sectors include Owens-Brockway, John Henry Company, and Dart Container. Insurance companies maintaining headquarters in mid-Michigan include: Auto-Owners Insurance, Farm Bureau Insurance, Jackson National Life, Delta Dental Plan, Accident Fund, Michigan Miller’s and American Family Life. Ethanol Fuel plants began operations in 2006 and additional plants are in the works. Private and Public sector initiatives are also being developed to attract new biotech, alternative energy and automotive technologies to the area.

According to the BIA Investing in Television Market Report, the average household income in the Lansing market in 2005 was $47,859 with effective buying income projected to grow at an annual rate of 2.6% through 2010. Retail sales growth in this market is also projected by BIA to average 1.2% annually during the same period.

KELO, Sioux Falls, South Dakota.   The Company acquired KELO from a subsidiary of Midcontinent Media, Inc. on May 31, 1996. The station began operations in 1953 and is affiliated with CBS. KELO added satellite station KDLO, Channel 3, in Florence, South Dakota in 1955 to serve the northern South Dakota area, and added satellite station KPLO, Channel 6, in Reliance, South Dakota in 1957 to serve the central South Dakota area. In 1988, KCLO, Channel 15, then operating as a translator facility, was added as a satellite station of KELO in Rapid City, South Dakota. KELO thus fully serves both the Sioux Falls and Rapid City DMA’s.  All following references to KELO include KDLO and KPLO only, and consequently the associated discussion pertains only to the Sioux Falls DMA.

The Sioux Falls market is the 115th largest DMA serving an estimated 247,000 television households encompassing counties in Minnesota, Iowa, Nebraska, as well as 51 counties within South Dakota. There are five reportable stations in the DMA, two of which are VHF. During the November 2006 ratings period, KELO achieved a mid-40 share of all Sioux Falls DMA household viewings for all of its key Monday to Friday newscasts, early morning 5PM, 6PM and 11PM.

KELO has been expanding the television ad market with its “Third Leg” sales projects, and in December 2006, the local sales staff achieved its 25th consecutive month of record local revenue.

KELO works to sustain its leadership status with its news and public service initiatives.  Local prime time news specials in 2006 included a comprehensive look at juvenile drunk driving.  The station also airs a new weekly news program, Inside Keloland, to increase the emphasis the station places on longer-form reporting of issues outside its traditional news time periods.

In 2006 KELO Television continued its tradition of receiving awards for its programming including the following:  A RTNDA Regional award for the news documentary Meth in KELOLAND from the Radio Television New Directors Association. A Regional Emmy for Special Event Coverage – Live, On-Camera Weather Talent, Newscast. An award from the SD Associated Press for Overall Excellence, Best Newscast, Best Weathercast, Best Sportscast, Spot News, Spot Weather, Investigative-Enterprise, Best Video and Website. An award from the MN Associated Press for Best Website, Documentary/Investigative. And an award from the Northwest Broadcast News Association for Best Weathercast, Photojournalism.

KELO television has been actively innovating with the use of its digital bandwidth and Internet offerings.  In 2003, the station launched the state’s first 24-hour regional all weather channel, Weather Now.  In January 2004, the station launched UTV in Sioux Falls utilizing KELO-TV’s digital facilities. UTV became a MyNetworkTV affiliate in September 2006.   The station has enjoyed solid revenue growth with its award winning website as monthly visits have reached the 2.5 million mark.

Sioux Falls is the largest city in South Dakota, and its largest employers are Sioux Valley Hospital & Health Systems and Citibank. According to the BIA Guide, the average household income in the Sioux Falls market in 2005 was $42,281, with effective buying income projected to grow at an annual rate of 2.7% through 2009. Retail sales growth is also projected by the BIA Guide to average 2.5% annually during the same period.

KLFY, Lafayette, Louisiana.   KLFY was acquired by the Company from Texoma  Broadcasters, Inc. in May 1988, began operations in 1955 as the market’s first television station and is affiliated with CBS.  KLFY is one of only two network-affiliated VHF stations serving the Lafayette Market.  The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth station, KLAF, is a lower power station affiliated with the CW Network.  The market is dominated by KLFY and the other VHF station, a local ABC affiliate.  The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA.  Since 1994, the NBC affiliate in Lake Charles has been selling advertising in the Lafayette market with minimal success.

The Lafayette market is the 123rd largest DMA, with an estimated 225,650 television households.  KLFY ranks first in the November 2006 ratings period with an overall sign-on to sign-off in-market share of 51% and has ranked first in those viewership measurements consistently for prior ratings periods.  KLFY won all major newscasts at 5 p.m, 6 p.m and 10 p.m.  KLFY leads its competition in audience share in all major Nielsen dayparts.  KLFY is ranked number one during prime time (7:00 p.m. - 10:00 p.m., Monday - Saturday and 6:00 p.m. -10:00 p.m., Sunday), the most sought after advertiser demographic time period.  The station’s syndicated programs include Entertainment Tonight, Inside Edition, Dr. Phil, Millionaire, Regis and Kelly and Judge Judy.

Historically, KLFY has placed strong emphasis on local news and community-related broadcasts.  Each weekday begins with a 180-minute live production of “Passé Partout,” a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents.  For the November 2006 ratings period, this program received a 6:00 a.m. - 7:00 a.m. in-market share of 53%.  The one-hour weekend editions of the “Passé Partout” program achieves an 80% and 62% share on Saturday and Sunday respectively.  KLFY also has won numerous awards in recent years from journalism organizations, including the 1995, 1998, 2000, 2001, 2003 and 2006 “Station of the Year” award from the Louisiana Associations of Broadcasters.

KLFY has made community involvement an important part of its operations.  The 12:00 noon news show, “Meet Your Neighbor,” places an emphasis on local news reporting and is a platform for community service segments.  In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/bit sister program and animal adoptions, the station has been the motivating force behind some unusual community service projects.  “Wednesday’s Child” is a nationally recognized segment featuring children in need of adoption, and the effort has had a significant success rate in placing children.  The station over the past 20 years has raised many tons of food for the hungry with its annual “Food for Families” all-day live remote event from 20 locations in the DMA.  The station has an annual “Coats for Kids” campaign to clothe needy children and has raised over $16 million for the Muscular Dystrophy Association’s (“MDA”) annual telethon.  For its efforts, the station has received awards from state and national service organizations, including the MDA’s special recognition award and the Media of the Year awards from the Louisiana Special Olympics organization and the Black Advisory Adoption Committee.  Many staff members serve on the boards of directors for philanthropic organizations such as “Crime Stoppers,” “United Way of Acadiana,” “232-HELP,” and “Big Brothers/Big Sisters.”

According to the BIA Investing in Television Market Report, the average household income in the Lafayette Market is 2005 was $39,286, with effective buying income projected to grow at an annual rate of 3.2% through 2010.  Retail sales growth in this market is also projected by BIA to average 3.1% annually during the same period.

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

All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 211 generally recognized television markets (Designated Market Areas, or DMAs) that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market.  Nielsen uses three methods of determining a station's ability to attract viewers. In larger DMA markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are used to determine viewing. The San Francisco, Richmond, Knoxville and Nashville markets are metered.  People meters are connected to TV sets and record specific viewing of individuals in the home.

Whether a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station's revenue, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources. A station may also be affiliated with one of three other national networks (CW, MyNetworkTV and ION Television). These newer networks provide their affiliates with programming in much the same manner as the major networks, although they generally supply less than that of the major networks.

Fully independent stations purchase or produce all of their programming, which they broadcast, resulting in generally higher programming costs than those of major-network affiliates in the same market. However, under popular barter arrangements, a national program distributor may receive advertising time in exchange for programming it supplies, with the station paying a reduced fee or no cash fee at all for such programming. Because the major networks regularly provide first-run programming during prime time viewing hours, their affiliates generally (but do not always) achieve higher audience shares, but have substantially less inventory of advertising time to sell during those hours than independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. The independent station is, in theory, able to retain its entire inventory of advertising and all of the revenue obtained from the sale of that inventory. The independent station's smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the independent station might achieve a share of advertising revenue in its market greater than its audience ratings.

Broadcast television stations compete for advertising revenue with many forms of media in their markets including newspapers, magazines, direct mail, outdoor signage, radio on other outlets. This competition is based on which media provides the advertiser with the most effective and most cost efficient mechanism for delivering their message. In recent years, media outlets have been increasingly competing for revenue beyond their immediate competitors which in the Company’s case are other over-the-air television broadcasters.

Traditional network programming generally achieves higher audience levels than syndicated programs aired by independent stations. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers.

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

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable-programming network regularly attains audience levels amounting to more than any major broadcast network. With the increase in cable penetration in the 1980s, the advertising share of cable networks has increased. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass-market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the Company's television markets ranges from 52.3% to 78.2%.

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

Retransmission Systems

In 2006, cable penetration measured as a percentage of total households fell for the first time in 16 years. At the same time, other delivery systems such as satellite and telephone company-based (“telco”) systems increased their penetration. In the future, these direct competitors to cable operators, especially the telco systems, are expected to increase cable’s competition in delivering television programming into the home. Each of these delivery platforms (cable, satellite and telco) has made the inclusion of local television stations on their systems a key element of their marketing to consumers. Satellite and telco operators generally pay for the right to retransmit local television stations signals. Heretofore, cable system operators have generally resisted paying for retransmission rights. Recently, several broadcast groups have demanded cash payments from cable operators in consideration for granting retransmission rights. Several other television broadcast groups have announced that they intend to also demand cash payouts for retransmission when their current arrangements with cable operators expire. Most of the Company’s agreements with cable operators expire on December 31, 2008. Negotiations on new agreements should commence in 2007 or 2008. While the Company will be seeking appropriate compensation for granting retransmission rights, there can be no assurance that these negotiations will result in new revenues.

Based on published material, the following table lists our stations and the markets in which the Company owns television stations and the relative total cable and alternative (i.e. satellite and telco) households in each market:

			Cable		Alternative
Station	YBI Market	Rank	Households	Penetration	Households	Penetration
KRON	San Francisco	5	1,669,930	70.1%	485,680	20.4%
WKRN	Nashville	30	527,000	55.8%	314,260	33.3%
WTEN	Albany	56	433,820	78.2%	73,230	13.2%
WATE	Knoxville	60	325,330	62.2%	159,830	30.6%
WRIC	Richmond	61	310,780	60.0%	155,590	30.0%
WBAY	Green Bay	69	227,320	52.3%	111,570	25.7%
KWQC	Quad Cities	96	185,490	60.2%	79,820	25.9%
WLNS	Lansing	112	148,830	58.1%	66,730	26.0%
KELO	Sioux Falls	115	155,500	63.0%	64,170	26.0%
KLFY	Lafayette	123	152,630	67.6%	49,320	21.9%
KCLO	Rapid City	177	59,950	63.9%	22,830	24.3%
			4,196,580		1,583,030

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

Although the commercial television broadcast industry historically has been dominated by the four major broadcast networks (ABC, NBC, CBS, and FOX), stations affiliated with the other national networks (The CW, MyNetworkTV, and ION Television), independent stations, and other video programming delivery methods, such as cable and satellite systems, have become significant competitors for the broadcast television audience.  In addition, in recent years, certain cable operators have elected to compete for a share of the local news audience with local cable news channels.

Other sources of competition include home entertainment systems (including video cassette and video disc recorders and playback systems, videodisks, DVD's, PVR’s, and video game devices), video-on-demand and pay-per-view, portable digital devices, and the Internet.  In particular, networks have started distributing programming directly to consumers via the Internet and portable digital devices such as video iPods and mobile phones

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, applicable to all video delivery systems, reduce the bandwidth required for television signal transmission and have the potential to provide vastly expanded programming to highly targeted audiences. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The same compression technology, however, enables local television broadcast stations to broadcast multiple digital channels of local television programming either free or on an encrypted, subscription fee basis.  This technology expands the capacity of local television broadcast stations to provide more programming and could develop new sources of revenue.  The Company, however, is unable to predict the effect that any of these or other technological changes in which video programming may be delivered will have on the broadcast television industry or the future results of the Company's operations.

Programming.   Competition for programming involves negotiating with national program distributors or syndicators, which sell first-run and rerun packages of programming. The stations compete against in-market broadcast station competitors for exclusive local access to off-network reruns (such as Friends) and first-run product (such as Entertainment Tonight) in their respective markets. Cable and satellite systems compete with local stations for programming to a lesser extent, and, various national cable and satellite networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic in the television industry.

Advertising.   Advertising rates are based upon the size of the market in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces, and development of projects, features and programs that tie advertiser messages to programming. Advertising revenue comprises the primary source of revenue for commercial television stations. The Company's stations compete for such advertising revenue with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet, and cable and satellite systems serving the same market. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in the market does not compete with stations in other market areas. The Company's television stations are located in highly competitive markets.

Network Affiliation Agreements

Each of the Company's stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreements:

Affiliation Agreement
Station	Network Affiliation	Current Expiration Date
WKRN (Nashville, TN)	ABC	December 31, 2009
WTEN (Albany, NY)	ABC	December 31, 2009
WRIC (Richmond, VA)	ABC	December 31, 2009
WATE (Knoxville, TN)	ABC	December 31, 2009
WBAY (Green Bay, WI)	ABC	December 31, 2009
KWQC (Quad Cities)	NBC	January 1, 2015
WLNS (Lansing, MI)	CBS	September 30, 2012
KELO (Sioux Falls, SD)	CBS(1)	April 2, 2015
KLFY (Lafayette, LA)	CBS	September 30, 2012
KRON (San Francisco, CA)	MyNetworkTV	September 5, 2011

(1)          The Company also operates a separate MyNetworkTV network station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring September 5, 2011.

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

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network generally pays the station a fee, specified in each affiliation agreement, which varies with the time of day. This is called network compensation. The networks usually do not pay compensation for live sports events and news programming. Under the affiliation agreements, the networks possess, under certain circumstances (such as a transfer of control or adverse changes in signal, operating hours or other mode of operation), the right to terminate the affiliation agreement on prior written notice ranging between 15 and 45 days depending on the affiliation agreement.  Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements.  For the year ended December 31, 2006, the Company’s network compensation was approximately 20% of the average annual network compensation received in the five years prior to the renewals referred to above.

In January 2006, CBS and Warner Bros. Entertainment announced their intent to form a 5th network, the CW which launched in the fall of 2006.  This new network is a joint venture between Warner Bros. Entertainment and CBS, with each Company owning 50%.  CBS and Warner Bros. Entertainment also announced that they will cease operations of their respective networks, UPN and the WB.  These networks continued to broadcast their respective schedules independently until the fall of 2006.

On March 16, 2006, KRON-TV, the Company’s only independent station, entered into an affiliation agreement with MyNetworkTV. The MyNetworkTV affiliation agreements are for a term of five years commencing with the 2006/2007 broadcast season. MyNetworkTV launched on September 5, 2006.

As a MyNetworkTV affiliate, KRON continues to purchase or produce the majority of its programming, resulting in proportionally higher programming costs for the station. Many of KRON's syndicated programming contracts provide for barter arrangements whereby program distributors may receive advertising time in exchange for the programming they provide.

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

Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company’s broadcast properties. The Company is unable to predict the outcome of future legislation or regulation or the impact of any such laws or regulations on its operations.

License Renewals

Television broadcast licenses are generally granted and renewed for terms of eight years, although licenses may be renewed for a shorter period. The Communications Act requires that the FCC grant a renewal application if the FCC finds that (a) the station has served the public interest, convenience and necessity; and (b) the station has not committed any serious violation or pattern of violations of the Communications Act or the FCC’s rules and regulations. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company’s television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company’s primary FCC licenses could have a material adverse effect on its operations.

Applications for renewal of the Company’s stations with the following expiration dates remain pending at the FCC (a station’s authority to operate is automatically extended while a renewal application is on file and under review): KLFY, June 1, 2005; WKRN, August 1, 2005; WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KRON, December 1, 2006; WCDC (satellite of WTEN), April 1, 2007; and WTEN, June 1, 2007. In 2005, the FCC granted WRIC’s license renewal, which now expires on October 1, 2012.

Multiple Ownership Restrictions

The Communications Act and the FCC’s rules limit the ability of individuals and entities to own or have positional interests, known as attributable interests, in certain combinations of broadcast stations and other mass media.

In June 2006, the FCC launched a rulemaking proceeding to promulgate new media ownership rules. This rulemaking is, in part, a response to a 2004 decision by the U.S. Court of Appeals for the Third Circuit which stayed and remanded several of the comprehensive ownership rule changes that the FCC had adopted in June 2003. The rules adopted in 2003 would have liberalized most of the ownership rules. During the pendency of the FCC’s current rulemaking proceeding, the FCC’s pre-June 2003 broadcast ownership rules remain in effect. We cannot predict what actions the FCC may take in connection with the new rulemaking proceeding or how changes in the rules may impact the Company’s business.

Local Television Ownership

The FCC’s local television ownership (or “duopoly”) rule limits the number of TV stations one party can own in the same Nielsen DMA. Under the current rule, one party is generally permitted to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. Furthermore, without regard to the number of remaining independently owned TV stations, the FCC will permit television duopolies within the same DMA if certain signal contours of the stations do not overlap. Stations designated by the FCC as “satellite” stations, which are full-power stations that typically rebroadcast the programming of a “parent” station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a “failed” or “failing” station or if the proposed transaction would result in the construction of a new television station.

National Television Ownership Cap

Pursuant to the Communications Act, as amended in 2004, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. Before Congress intervened in 2004 and set the cap at 39%, the FCC had increased the cap from 35% to 45%.

In applying the 39% cap, the FCC discounts the audience reach of a UHF station by 50%. The FCC is currently considering whether to retain the UHF discount. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of both stations in that market only once in computing the national ownership cap.

Cable/Television Cross Ownership

In January 2003, the FCC repealed the rule that had prohibited common control of a television station and a cable system in the same market.

Newspaper/Broadcast Cross-Ownership

Under the current newspaper/broadcast cross-ownership rule, a single entity is generally prohibited from owning or having an attributable interest in both a commercial broadcast station and a daily newspaper if the station’s Grade A service contour encompasses the entire community where the newspaper is published.

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

Attribution of Ownership

Under the FCC’s attribution policies, the following interests generally are attributable for purposes of the FCC’s broadcast ownership restrictions:

•       equity and/or debt interests, which combined exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the licensee’s total weekly programming or also holds an attributable interest in another same-market media entity (the “equity/debt plus” standard);

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

Under the single majority shareholder exception, otherwise attributable minority interests are not attributable if a corporate licensee is controlled by a single majority shareholder owing more than 50% of the voting stock and the minority interest holder is not otherwise attributable under the “equity/debt plus” standard. The FCC is considering the elimination of the single majority shareholder exception, but the exception currently remains in effect.

An entity that owns a TV station and programs more than 15% of the broadcast time on another TV station in the same market pursuant to a local marketing agreement (“LMA”, sometimes also referred to as a “Time Brokerage Agreement” or “TBA”) is required to count the LMA station toward its television ownership limits even though it does not own the station.

The FCC is also considering whether to attribute TV joint sales agreements (“JSAs”). Under a JSA, one TV station in a market is permitted to sell the advertising inventory of another station in the same market. Currently, TV JSAs are not attributable under the FCC’s policies, and in 2006, the Company entered into a JSA pursuant to which WLNS is permitted to sell the advertising inventory of WHTV, Jackson, Michigan. We cannot predict what action the FCC will take in the future.

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

The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by satellite carriers to viewers in each DMA. Under SHVIA, a satellite carrier generally is required to retransmit the analog signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. In 2005, the Company elected retransmission consent for its stations for the three-year period commencing on January 1, 2006.

Although cable operators generally will be required, under the FCC’s “must carry” rules, to retransmit a single programming stream transmitted by each local digital television station at the end of the digital television transition, the FCC has ruled that it will not require cable operators either to carry both a station’s analog and digital signals during the transition period or, after the conversation to digital, to carry more than a station’s primary video programming channel. Petitions filed by the broadcast industry requesting the FCC to reconsider that decision are pending. Nonetheless, the Company has retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital signals of the Company’s stations.

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

Digital Television Service

The Communications Act and the FCC require television stations to transition from analog television service to digital television service. The Communications Act, as amended in 2006, requires the transition to be completed on February 17, 2009.

At present, all of the Company’s stations are operating with both analog and digital channels. At the end of the transition, each station must operate with only one channel. In 2005, each station was required to elect a channel for operation after the digital transition. The elected channel is the station’s current analog channel, current digital channel, or a new channel. The FCC has tentatively approved the channel elections of each of the Company’s stations. Notwithstanding a station’s ultimate digital channel, during and after the digital transition, stations may maintain their local brand identification associated with their analog channel number through use of the Program and System Information Protocol (“PSIP”). In general and as required by the FCC, PSIP works in conjunction with digital receivers and associates a station’s digital signal with the station’s analog channel number. For example, WKRN, which operates on analog channel 2 and digital channel 27, uses channel 2 as its “major” PSIP channel, and viewers access the station’s digital channel by tuning to channel 2 on their digital receivers. Due to PSIP, the fact that WKRN’s digital station technically broadcasts on channel 27 is not apparent to the viewer.

Television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard. Broadcasters that offer ancillary or supplementary services on their digital spectrum may charge subscription fees. The FCC’s rules require broadcasters to pay an annual fee of 5% of gross revenues received from subscription-based uses, excluding revenues from the sale of commercial time. None of the Company’s televisions stations offered such services in 2006.

At the end of the digital transition, the Company’s analog signals will no longer be available. In general, it is estimated that approximately 15 percent of all television households now receive television exclusively by means of analog over-the-air transmissions and do not subscribe to cable or satellite services. To continue to receive the Company’s stations’ over-the-air transmissions after the conclusion of the digital television transition, these households will be required to purchase digital televisions, obtain digital to analog converter equipment, or subscribe to satellite or cable service (assuming such services will continue to offer programming for analog televisions). A significant percentage of households with analog over-the-air receivers may not desire or be able to afford to purchase digital televisions. While the federal government has created a subsidy to help such households obtain digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and some of such households may not take advantage of the subsidy. As a result, the digital transition may cause some households to lose service from the Company’s stations. And, to the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce the Company’s viewership from such households. Furthermore, while digital television improves the technical quality of over-the-air television broadcasts, the digital transition may cause a loss to a portion of the Company’s audience because digital over-the-air service areas do not necessarily replicate analog service areas in all respects. While, in many cases, a station’s digital signal covers all of the station’s analog service area, in some circumstances, conversion to digital may reduce a station’s geographical coverage area.

The Company has incurred and will continue to incur considerable expense in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services. The Company cannot predict future actions the FCC or Congress might take with respect to digital television or the effect of such future actions on the Company’s business.

Indecency Regulation

Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. The Commission defines indecent content as “language that, in context, depicts or describes sexual or excretory activities or organs in terms patently offensive as measured by contemporary community standards for the broadcast medium.”  The FCC defines “profane” content as “vulgar, irreverent, or coarse language” which includes language that “denote[s] certain of those personally reviling epithets naturally tending to provoke violent resentment or denoting language so grossly offensive to members of the public who actually hear it as to amount to a nuisance.”  In recent years, the FCC and its indecency prohibition have received much attention. In 2006, President Bush signed into law legislation that raised the maximum monetary forfeiture for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.”

In 2004, the FCC proposed a monetary forfeiture against KRON in the amount of $27,500 for an alleged indecent broadcast in 2002. On March 15, 2006, the FCC proposed a monetary forfeiture against KLFY-TV, KELO-TV, KPLO-TV, and KCLO-TV, along with virtually all CBS affiliates in the central and mountain time zones, each in the amount of $32,500 for the broadcast of allegedly indecent material during an episode of “Without a Trace.”  The Company has filed with the FCC oppositions to these proposed forfeitures, and the matters remain pending. The Company is unable to predict the outcome of these proceeding.

Children’s Television Programming

Federal law and the FCC’s rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and they require stations to broadcast three hours per week of educational and informational programming (“E/I Programming”) designed for children 16 years of age and younger.

In 2006, new children’s rules became effective which impose the E/I Programming requirement on each digital multicast program stream transmitted by television stations. The new rules also classify program promotions during children’s programming as commercial matter unless the promoted programs are educational or age-appropriate and limit the display during children’s programming of Internet addresses for certain websites that contain commercial material.

Closed Captioning

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

Non-FCC Regulation

Television broadcast stations may be subject to a number of other federal regulations, as well as numerous state and local laws that can either directly or indirectly impact their operations. Included in this category are rules and regulations of the Federal Aviation Administration affecting tower height, location and marking, plus federal, state and local environmental and land use restrictions.

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

Employees

As of December 31, 2006, the Company employed 1,023 full-time employees and 134 part-time employees. The Company considers its relations with its employees to be good. As of December 31, 2006, approximately 101 of the Company’s employees were represented by collective localized bargaining agreements at one station with two different unions: IBEW and AFTRA.

Item 1A.                Risk Factors.

We have substantial debt and significant interest payment requirements

We have a substantial amount of debt. The following table shows certain important credit statistics about the Company.

December 31, 2006
(dollars in millions)
Total debt	$831.9
Stockholders’ deficit	$152.2

Our high level of debt could have important consequences, including the following:

•                    We may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

•                    We will need to use a large portion of our revenues to pay interest on our senior subordinated notes and amounts outstanding under our Senior Credit Facility, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•                    Some of our debt may have a variable rate of interest, which would expose us to the risk of increased interest rates;

•                    We are vulnerable to economic downturns and adverse developments in our business;

•                    We are less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services.

Subject to restrictions in our Senior Credit Facility and the indentures governing our senior subordinated notes, we may also incur significant amounts of additional debt (some or all of which may be secured debt) for working capital, for capital expenditures, in connection with strategic acquisitions, expansion through internal growth and other purposes. If additional debt is incurred, the risks related to our high level of debt could intensify. At December 31, 2006, our outstanding debt included $345.1 million outstanding under our Senior Credit Facility, $484.3 million of senior subordinated debt outstanding, $2.4 million of bond premiums and approximately $22,000 of capital lease obligations. In addition, at December 31, 2006, we had the ability to borrow $20 million under our Senior Credit Facility.

We depend on the cash flow of its subsidiaries to satisfy our obligations, including its debt obligations

Our operations are conducted through direct and indirect wholly owned subsidiaries, which guarantee our debt, jointly and severally, fully and unconditionally. As a holding company, we own no significant assets other than our equity in our subsidiaries and we are dependent upon the cash flow of our subsidiaries to meet our obligations. Accordingly, our ability to make interest and principal payments when due and our ability to purchase our senior subordinated notes upon a change of control is dependent upon the receipt of sufficient funds from our subsidiaries, which may be restricted by the terms of existing and future senior secured indebtedness of our subsidiaries, including the terms of existing and future guarantees of our indebtedness given by our subsidiaries.

Covenant restrictions under our Senior Credit Facility and the indentures governing our senior subordinated notes may limit our ability to operate our businesses

Our Senior Credit Facility and the indentures governing our senior subordinated notes contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our Senior Credit Facility and indentures restrict, among other things, our ability to:

•                    Borrow money;

•                    Pay dividends or make distributions;

•                    Purchase or redeem stock;

•                    Make investments and extend credit;

•                    Engage in transactions with affiliates;

•                    Engage in sale-leaseback transactions;

•                    Consummate certain asset sales;

•                    Effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and

•                    Create liens on our assets.

In addition, our Senior Credit Facility requires us to satisfy certain financial covenants that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet financial covenants. We cannot assure that we will satisfy the covenants or that our senior lenders will waive any failure to satisfy these covenants. A breach of any of these covenants would result in a default under our Senior Credit Facility and our indentures. If an event of default under our Senior Credit Facility occurs, our senior lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable.

Our business in the past has been adversely affected by national and local economic conditions

The television industry is cyclical in nature. Because we rely upon the sale of advertising time at our stations for substantially all of our revenue, our operating results are susceptible to prevailing economic conditions at both the national and regional levels. Since a substantial portion of our revenues are derived from local advertisers, our operating results in individual markets may be adversely affected by local and regional economic developments.

The performance of KRON-TV has a significant impact on our operating results. Consequently, we are particularly susceptible to economic conditions in the San Francisco advertising market.

We are dependent on networks for our programming, and the loss of one or more of our affiliations would disrupt our business and could have a material adverse effect on our financial condition and results of operations by reducing station revenue at the affected station(s)

Five of our ten stations are affiliated with the ABC television network, three are affiliated with the CBS television network and one is affiliated with the NBC television network. On March 16, 2006, KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV. The MyNetworkTV affiliation agreement is for a term of five years commencing with the 2006/2007 broadcast season. MyNetworkTV launched on September 5, 2006 and provides KRON-TV with 2 hours per day of network programming. The television viewership levels for stations other than KRON-TV (San Francisco, California), our MyNetworkTV affiliate, are materially dependent upon programming provided by these major networks. We are particularly dependent upon programming provided by the ABC network. Each of our stations other than KRON-TV is a party to an affiliation agreement with one of the major networks, giving the station the right to rebroadcast programs transmitted by the network. The four major networks have historically paid their affiliated stations a fee for each hour of network programming broadcast by the stations in exchange for the networks’ right to sell the majority of the commercial time during such programming.

We have renewed our affiliations with ABC with respect to WKRN- TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, with CBS with respect to WLNS-TV, KLFY-TV and KELO-TV and its satellite stations (KCLO-TV, KDLO-TV and KPLO-TV) and with NBC with respect to KWQC-TV. The renewed ABC affiliations expire on December 31, 2009, the renewed CBS affiliations for WLNS-TV and KLFY-TV expire on September 30, 2012, the renewed CBS affiliation for KELO-TV and its satellite stations expires on April 2, 2015 and the renewed NBC affiliation expires on January 1, 2015. Under the renewed ABC, CBS and NBC affiliations, we will be receiving significantly less network compensation than we received from ABC, CBS and NBC under the expired agreements. For the year ended December 31,

2006, our network compensation was approximately 20% of the average annual network compensation received in the five years prior to the renewals referred to above.

We may be exposed in the future to volatile or increased programming costs that may adversely affect its operating results. Further, programs are usually purchased for broadcasting for two to three year periods, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their cost has been fully amortized, resulting in write-offs that increase station operating costs.

We may experience disruptions in our business due to natural disasters or terrorism

Other broadcast station owners have experienced substantial disruptions to their operations due to natural disasters, such as Hurricane Katrina, and acts of terrorism, such as the attacks on the World Trade Center on September 11, 2001. If natural disasters, acts of terrorism, political turmoil, or hostilities occur, one or more of our broadcast stations could experience a loss of its technical facilities for an unknown period of time and would, in addition, lose advertising revenues during such time period. In addition, if natural disasters, acts of terrorism, political turmoil, or hostilities occur, even if we do not experience a loss of technical facilities, our broadcast operations may switch to continual news coverage, which would cause the loss of advertising revenues due to the suspension of advertiser-supported commercial programming.

We may experience disruptions in our business if we acquire and integrate new television stations

As part of our business strategy, we will continue to evaluate opportunities to acquire television stations. If the expected operating efficiencies from acquisitions do not materialize, if we fail to integrate new stations or recently acquired stations into our existing business, or if the costs of such integration exceed expectation, our operating results and financial condition could be adversely affected. If we make acquisitions in the future, we may need to incur more debt or issue more equity securities, and we may incur contingent liabilities and amortization expenses related to definite lived intangible assets. Any of these occurrences could adversely affect our operating results and financial condition.

The departure of one or more of our key personnel could impair our ability to effectively operate our business or pursue our business strategies

We are substantially dependent upon the retention of and the continued performance by, our senior management. The loss of the services of Vincent J. Young, Chairman, Deborah A. McDermott, President, or James A. Morgan, Executive Vice President and Chief Financial Officer, could have an adverse impact us.

Our business is subject to extensive governmental legislation and regulation, which may restrict our ability to pursue our business strategy and/or increase our operating expenses

Our television operations are subject to significant federal regulation by the Communications Act of 1934, as amended (the “Communications Act”). A television station may not operate without the authorization of the Federal Communications Commission (“FCC”). Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business will be dependent upon our ability to continue to hold television broadcasting licenses from the FCC. Currently, we have nine stations whose applications for renewal remain pending at the FCC following their expirations in 2005 and 2006.

FCC licenses to operate broadcast television stations generally have a term of eight years. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that our licenses will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum permitted period. The non-renewal or revocation of one or more of our primary FCC licenses could have a material adverse effect on our operations. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of our broadcast properties. We are unable to predict the impact that any such laws or regulations may have on our operations.

Recent Enforcement Activity by the Federal Communications Commission May Adversely Affect Our Business

In recent years, the FCC has vigorously enforced a number of its rules. For example, the FCC has issued fines and sanctions for violations of its indecency rules, equal employment opportunity rules, public inspection file rules, and children’s programming rules. The FCC’s recent enforcement activity has typically been in connection with its review of station renewal applications. When reviewing a station’s license renewal application, the Communications Act requires the FCC to review (1) whether the station has served the public interest; (2) whether the station has committed any serious violations of either the Communications Act or the FCC’s rules; and (3) whether the station has committed other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse.

In March 2006, the FCC proposed indecency fines against KLFY, KCLO, KELO, and KPLO in the amount of $32,500 per station for airing an episode of the CBS network program “Without a Trace.” We are opposing these proposed fines. Also, in March 2006, the FCC proposed a $10,000 fine against KLFY in connection with its pending license renewal application for public inspection file rule violations. In 2004, the FCC also proposed a $27,500 indecency fine against KRON, and our opposition to the proposed fine remains pending.

In 2006, President Bush signed into law legislation that raised the maximum monetary forfeiture for future broadcast of obscene, indecent, or profane language tenfold, to $325,000 for each “violation,” with a cap of $3 million for any “single act.”  However, the determination of whether content is indecent or profane is inherently subjective, creates uncertainty as to our ability to comply with the rules (especially with respect to live programming), and may impact our programming decisions. Future violation, even unknowingly, of the indecency rules with their enhanced financial penalties could lead to sanctions that may adversely affect our business and results of operations.

Certain of our pending renewal applications disclose minor compliance issues with either the public inspection file rules or children’s television rules. Additionally, we are unable to predict the outcome of the FCC’s review of these matters or the impact that these (and any future) FCC-related compliance matters may have on us and the license renewal process at the relevant stations.

We operate in a very competitive business environment

We face competition from:

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

In addition to competing with other media outlets for audience share, we also compete for advertising revenues that comprise the primary source of revenues for our operating subsidiaries. Our stations compete for such advertising revenues with other television stations in their respective markets, as well as with other advertising media such as newspapers, radio stations, the Internet, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems.

Our television stations are located in highly competitive markets. Accordingly, the results of our operations will be dependent upon the ability of each station to compete successfully in its market, and there can be no assurance that any one of our stations will be able to maintain or increase its current audience share or revenue share. To the extent that certain of our competitors have or may, in the future, obtain greater resources, our ability to compete successfully in its broadcasting markets my be impeded.

Management, as major stockholders, possesses unequal voting rights and control

Our common stock is divided into three classes with different voting rights that allow for the maintenance of control by our management.  Each share of Class A common stock is entitled to one vote, each share of Class B common stock is entitled to ten votes, except for certain significant transactions for which such shares are entitled to one vote per share, and shares of Class C common stock are not entitled to vote except in connection with any change to our certificate of incorporation that would adversely affect the rights of holders of such common stock.  As of December 31, 2006, there were no shares of Class C common stock outstanding.

As of March 14, 2007, Vincent J. Young, Deborah A. McDermott and James A. Morgan, each a director and executive officer, members of the family of Vincent Young and certain trust and partnership entities affiliated with and/or maintained for their benefit, collectively beneficially possessed shares of Class A common stock and Class B common stock representing approximately 48.6% of the total voting power of our common stock.  As a result, such individuals and entities collectively exert significant influence over the election of a majority of our directors and thus, over our operations and business.  In addition, such stockholders have the ability to prevent certain types of material transactions, including a change of control.

The disproportionate voting rights of the Class A common stock relative to Class B common stock may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal or tender offer.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
KRON	San Francisco, California
	Office and studio	Owned	108,652 sq. ft.
	Land	Owned	0.73 acres
	Transmission tower site	Leased(1)	1,800 sq. ft.
	Transmitter site	Lease of space on tower

San Mateo County, CA
	Transmitter site	Leased

Sonoma County, CA
	Two transmitter sites	Leases of space on tower

Alameda County, CA
	Transmitter site	Lease of space on tower
	Office	Leased	1,122 sq. ft.

Santa Clara County, CA
	Two transmitter sites	Leases of space on tower
	Office	Leased	3,437 sq. ft.

Marin County, CA
	Transmitter site	Lease of space on tower

Contra Costa County, CA
	Two transmitter sites	Leases of space on tower

WKRN	Nashville, Tennessee
	Office and studio	Owned	43,104 sq. ft.
	Land	Owned	2.72 acres

Brentwood, Tennessee
	Transmission tower site	Owned	55.11 acres

WTEN	Albany, NY
	Office and studio	Owned	39,736 sq. ft.
	Land	Owned	2.56 acres

New Scotland, NY
Transmission tower site
	—Land	Owned	5.38 acres
	—Building	Owned	2,800 sq. ft.
	DTV transmitter site	Leased(1)	4.69 acres

Mt. Greylock, Adams, MA
Transmission tower site
	—Land	Leased	15,000 sq. ft.
	—Building	Owned	2,275 sq. ft.

WRIC	Richmond, VA
Office and studio
	—Building	Owned	34,000 sq. ft.
	—Land	Owned	4 acres

Chesterfield Co., VA
	Transmitter tower facility	Owned	900 sq. ft.
	DTV transmitter site	Lease of space on tower

WATE	Knoxville, TN
	Office and studio	Owned	34,666 sq. ft.
	Land	Owned	2.65 acres

Knox County, TN
	Transmission tower site	Owned	9.57 acres

House Mountain, TN
	Prospective tower site	Owned	5 acres

WBAY	Green Bay, WI
	Office and studio	Owned	90,000 sq. ft.
	Land	Owned	1.77 acres

DePere, WI
	Transmission tower site	Owned	3.03 acres

Appleton, WI
	Office	Leased	2,563 sq. ft.

KWQC	Davenport, Iowa
	Office and Studio	Owned	59,786 sq. ft.
	Land	Owned	1.82 acres

Bettendorf, Iowa
	Transmission tower site	Owned (1)	37.7 acres

Orion, Illinois
	DTV transmitter site	Lease of space on tower

KELO	Sioux Falls, South Dakota
	Office and studio	Owned	28,000 sq. ft.
	Land	Owned	1.08 acres

Rowena, South Dakota

Transmission tower site	Owned(1)	64.46 acres

Brandon, South Dakota
Auxiliary transmission tower site	Leased	26.42 acres

Reliance, South Dakota
Transmission tower site	Owned	5.83 acres

Rapid City, South Dakota
Office and studio	Leased	696 sq. ft.
Transmission tower site	Owned	1 acre

Murdo, South Dakota
Transmission tower site	Leased	1 acre

Philip, South Dakota
Transmission tower site	Leased	8.23 acres

Wall, South Dakota
Transmission tower site	Leased	4 acres
Doppler Radar Tower	Leased	1,225 sq. ft.

Beresford, South Dakota
Transmission tower site	Leased	2.1 acres
Doppler Radar tower site	Leased	0.02 acres

Diamond Lake, South Dakota
Transmission tower site	Owned	1 acre

DeSmet, South Dakota
Transmission tower site	Owned	0.55 acres

Garden City, South Dakota
Transmission tower site	Owned	1 acre
Auxiliary transmission tower site	Owned	1 acre

Farmer, South Dakota
Transmission tower site	Owned	1 acre

Mt. Vernon, South Dakota
Transmission tower site	Owned	1 acre

White Lake, South Dakota
Transmission tower site	Owned	1 acre

New Underwood, South Dakota
Transmission tower site	Leased	200 sq. ft.

Huron, South Dakota
Doppler Radar tower site	Leased	480 sq. ft.

WLNS	Lansing, Michigan
Office, studio and transmission tower
	site	Owned	20,000 sq. ft.
	Land	Owned	4.75 acres

Meridian, Michigan
	Transmission tower site	Owned	40.33 acres

Watertown, Michigan
	Doppler Radar tower site	Leased	6.2 acres

KLFY	Lafayette, Louisiana
	Office and studio	Owned	24,337 sq. ft.
	Land	Owned	3.17 acres

Maxie, Louisiana
	Transmission tower site	Leased	8.25 acres

Acadia Parish, Louisiana
	Transmission tower site	Owned	142 acres

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

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Class A Common Stock is traded on the Nasdaq Global Market ("Nasdaq") under the symbol YBTVA. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2005	$10.68	7.68
June 30, 2005	8.77	4.15
September 30, 2005	4.94	3.30
December 31, 2005	3.63	1.88
March 31, 2006	$3.78	2.64
June 30, 2006	3.76	3.00
September 30, 2006	3.20	2.17
December 31, 2006	2.85	2.03

At March 9, 2007, there were approximately 81 and 36 stockholders of record of the Company's Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

Dividend Policy

The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Company's Senior Credit Facility and the indentures governing the Company's outstanding senior subordinated notes restrict the Company's ability to pay cash dividends on its Common Stock.

Performance Graph

The performance graph below shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of the Nasdaq Telecommunications Stock Market Index (an index containing performance data of radio, telephone, telegraph, television and cable television companies) from December 31, 2001 through December 31, 2006. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each Index on December 31, 2001, and that all dividends, if any, were reinvested.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Young Broadcasting Inc.	$100	$73.37	$111.64	$58.83	$14.48	$15.71
Nasdaq Stock Market Index	100	68.47	102.72	111.54	113.07	123.84
Nasdaq Telecommunications Stock Market Index	100	45.97	77.58	83.78	77.74	99.32

Item 6.                        Selected Financial Data

The following table presents selected consolidated financial data of the Company derived from the Company's audited consolidated financial statements for the five years ended December 31, 2006.  The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV or WTVO-TV.  The results of KCAL-TV and WTVO-TV are reflected as discontinued operations.

The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue (1)	$219,564	$202,170	$225,524	$197,478	$225,153
Operating expenses, including selling, general and administrative expenses	130,408	131,327	138,869	140,225	138,341
Amortization of program license rights	17,338	20,054	19,111	23,945	31,899
Depreciation and amortization	25,732	25,333	26,091	22,074	18,349
Corporate overhead	10,814	13,234	19,143	13,007	13,552
Restructuring costs (2)	4,685	—	—	—	—
Operating income (loss)	30,587	12,222	22,310	(1,773)	23,012
Interest expense, net	(89,323)	(64,792)	(64,498)	(62,279)	(66,535)
Non-cash change in market valuation of swaps	4,069	(3,130)	(20)	(1,894)	—
Loss on extinguishments of debt	(7,585)	—	(5,323)	(18,626)	—
Other (expenses) income, net	(868)	473	(404)	(183)	(2,003)
Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(63,120)	(55,227)	(47,935)	(84,755)	(45,526)
Benefit (provision) from income taxes	24,063	3,595	—	(17,798)	(11,115)
Loss from continuing operations before cumulative effect of accounting change	(39,057)	(51,632)	(47,935)	(102,553)	(56,641)
Income from discontinued operations, net of taxes (including gain on sale of $151.2 million in 2002, $2.2 million in 2003, $3.5 million in 2004 and $11.2 million in 2005) (3)(4)	155,507	2,515	3,659	11,207	—
Income (loss) before cumulative effect of accounting change	116,450	(49,117)	(44,276)	(91,346)	(56,641)
Cumulative effect of accounting change, net of taxes (5)	(184,904)	—	—	—	—
Net (loss)	$(68,454)	$(49,117)	$(44,276)	$(91,346)	$(56,641)
Basic loss from continuing operations per common share before cumulative effect of accounting change	$(1.98)	$(2.61)	$(2.40)	$(5.03)	$(2.64)
Income from discontinued operations, net	$7.90	$0.13	$0.18	$0.55
Cumulative effect of accounting change, net	$(9.40)	—	—	—	—
Basic net loss per common share	$(3.48)	$(2.48)	$(2.22)	$(4.48)	$(2.64)
Basic shares used in earnings per share calculation.	19,675,883	19,783,227	19,950,689	20,369,226	21,470,334
Other Financial Data:
Cash flow (used in) provided by operating activities	$(21,827)	$8,431	$(15,109)	$(58,357)	$(13,553)
Cash flow provided by (used in) investing activities	$615,922	$(16,755)	$2,832	$(2,278)	$(43,219)
Cash flow (used in) provided by financing activities	$(485,625)	$229,068	$(225,042)	$44,902	$45,218
Payments for program license liabilities	$20,452	$20,351	$19,239	$23,342	$27,175
Capital expenditures	$17,580	$18,282	$12,183	$7,159	$5,500
Balance Sheet Data (as of end of Period):
Total assets	$890,360	$1,061,664	$804,267	$787,547	$794,702
Long-term debt (including current portion)(6)	$731,773	$966,631	$740,438	$785,858	$831,860
Stockholders' equity (deficit)	$73,993	$28,330	$(13,163)	$(101,320)	$(152,190)

(1)           Net revenue is total revenue net of agency and national representation commissions.

(2)           The Company recorded approximately $4.7 million of restructuring charges for the year ended December 31, 2002, for costs incurred in connection with a reorganization plan implemented at KRON.

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

(6)           Includes unamortized bond premium balances of $4.7 million, $10.4 million, $8.5 million, $3.0 million and $2.4 million,   as of December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

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

Overview of our Business - This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2006 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

Critical Accounting Policies - This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, the Company’s significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the accompanying financial statements and notes thereto.

Results of Operations - This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2006. This analysis is presented on a consolidated basis. In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the two years ended December 31, 2006, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short term, and generally run only for a few weeks. Approximately 53% of the 2006 gross revenue of the Company’s stations was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues or operating results to decline significantly in any given period.

The advertising revenue of the Company’s stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates, where spending typically is heaviest during the fourth quarter.

The stations’ primary operating expenses are for employee compensation, news-gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations is fixed.

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

Revenue Recognition.   As discussed above, the gross operating revenue of the Company’s stations is derived primarily from advertising revenue, which represented approximately 95%, 96% and 96% of the Company’s total revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

•       Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast.

•       Network Compensation—Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. The Company recently renewed its affiliations with ABC, CBS and NBC. Under the renewed affiliations, the Company is receiving significantly less network compensation than it received under the expired agreements. Network compensation from ABC, CBS and NBC is recognized on a straight line basis over the term of the contract.

•       Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows, rental income from tower space and other miscellaneous revenues. Additionally, included in other revenue is retransmission consent revenue, whereby the Company receives consideration from certain satellite and cable providers in return for consent to the retransmission of the signals of the Company’s television stations. In some cases, the consideration is based on the number of subscribers receiving the signals. Retransmission consent revenue is generally recognized on a per subscriber basis in accordance with the terms of each contract. The Company expects to recognize approximately $3.3 million for such retransmission revenue in 2007.

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

Intangible Assets- FCC Licenses and Network Affiliation Agreements.   Intangible assets include FCC broadcast licenses, network affiliations and other intangible assets. To assist the Company in evaluating our intangible assets, we utilize the service of an independent valuation consulting firm. FCC licenses are valued using a “Greenfield” income approach. Under this approach, the FCC license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value FCC licenses.

If these assumptions decline or if the discount rate used in the discounted cash flow models increases, our intangible assets could be impaired. An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations.

Pension Assumptions.   Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. The assumptions used in accounting for pension liabilities and expenses include discount rates, expected rate of return on plan assets, mortality rates and other factors. In accordance with U.S. generally accepted accounting principles (“GAAP”), differences between actual results and assumptions are accumulated and amortized as part of net periodic pension costs over future periods, and therefore, generally affect recognized expenses and the recorded obligation in future periods. The Company considers the assumptions used in its determination of its projected benefit obligations and pension expense to be reasonable.

Television Revenue

Set forth below are the principal types of television revenue received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions. The operating results of WTVO-TV, which was sold in two steps that occurred on November 1, 2004 and on January 4, 2005, are reflected as discontinued operations for all periods presented.

	2004		2005		2006
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenue
Local	$129,263	49.5%	$135,634	59.1%	$137,781	52.7%
National	79,674	30.5	73,957	32.2	75,515	28.9
Network compensation	7,200	2.8	2,540	1.1	2,477	0.9
Political	31,815	12.2	4,650	2.0	31,707	12.1
Barter	7,498	2.9	5,149	2.3	5,754	2.2
Production and other	5,406	2.1	7,459	3.3	8,297	3.2
Total	260,856	100.0	229,389	100.0	261,531	100.0
Agency and sales representative commissions(1)	(35,332)	(13.5)	(31,911)	(13.9)	(36,378)	(13.9)
Net Revenue.	$225,524	86.5%	$197,478	86.1%	$225,153	86.1%

(1)          National sales commission paid to AYI which eliminate upon consolidation were $4.6 million, $3.3 million and $4.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005.

The following table sets forth the Company’s operating results for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The results from continuing operations for the years ended December 31, 2006 and 2005 do not include the results of operations for WTVO-TV.  Results for WTVO-TV are reflected as discontinued operations.

	For the years ended
	December 31,
	2005	2006	Change	%change
	(in thousands)
Net revenue	$197,478	$225,153	$27,675	14.0%
Operating expenses, including SG&A	140,225	138,341	(1,884)	(1.3)
Amortization of program license rights	23,945	27,355	3,410	14.2
Write-down of program license rights	—	4,544	4,544	N/A
Depreciation and Amortization	22,074	18,349	(3,725)	(16.9)
Corporate overhead, excluding depreciation expense	13,007	13,552	545	4.2
Operating income (loss)	(1,773)	23,012	24,785	1,397.9
Interest expense, net	(62,279)	(66,535)	(4,256)	6.8
Non-cash change in market valuation of swaps	(1,894)	—	1,894	100.0
Loss on extinguishment of debt	(18,626)	—	18,626	100.0
Other expense, net	(183)	(2,003)	(1,820)	(994.5)
	(82,982)	(68,538)	14,444	17.4
Loss from continuing operations before benefit from income taxes	(84,755)	(45,526)	39,229	46.3
Income tax expense	(17,798)	(11,115)	6,683	37.5
Loss from continuing operations	(102,553)	(56,641)	45,912	44.8
Income from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	11,207	—	(11,207)	(100.0)
Net loss	$(91,346)	$(56,641)	$34,705	38.0%
Basic loss from continuing operations per common share	$(5.03)	$(2.64)
Income from discontinued operations, net	0.55	—
Basic net loss per common share	$(4.48)	$(2.64)
Basic shares used in earnings per share calculation	20,369,226	21,470,334

Net revenue for the year ended December 31, 2006 was $225.2 million, as compared to $197.5 million for the year ended December 31, 2005, an increase of $27.7 million or 14.0%.  The major components of, and changes to, net revenue were as follows:

•       Gross political revenue for the year ended December 31, 2006 was $31.7 million, as compared to $4.7 million for the year ended December 31, 2005, an increase of approximately $27.1 million.  The increase is due to various local midterm elections in 2006 at nine geographic locations in which we own stations.

•       The Company’s gross local revenues for the year ended December 31, 2006 increased by 1.6% compared to the year ended December 31, 2005, and gross national revenues for the year ended December 31, 2006 increased 2.1% compared to the prior year.  The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives.  Furthermore, eight of the ten stations increased local revenues from accounts in various industries, including hospitals, furniture, automotive and healthcare. The increase in gross national revenues for the year ended December 31, 2006 was due various factors, including increases in prime time ratings at several stations.

•       Barter revenue increased approximately $605,000 for the year ended December 31, 2006. This increase was due to a combination of the addition of four barter programs at one of the Company’s stations during 2006, as well as a full year of barter revenue for barter programming added in September 2005.

Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2006 were $138.3 million as compared to $140.2 million for the year ended December 31, 2005, a decrease of $1.9 million, or 1.3%.  The major components of, and changes to, operating expenses were as follows:

•       Personnel costs, including severance costs, decreased approximately $3.8 million, resulting primarily from the cost cutting initiatives and headcount reductions that took place in 2005, which did not fully benefit the Company until 2006. Of this decrease, approximately $2.4 million is attributable to a reduction in salary expense.

•       Pension expense was down approximately $1.2 million, due in part to a non-cash curtailment charge of approximately $542,000 taken during 2005 as a result of the pension plan freeze that was effective October 15, 2005.  Furthermore, the Company recorded an additional pension benefit obligation approximating $426,000 for a retired general manager at one of the Company’s stations during 2005.

•       Approximately $351,000 of the decrease is attributable to decreases in media spending at one of the Company’s stations during 2006.

The following items acted to offset these changes to operating expenses:

•       Local sales commissions paid to employees of the Company’s network affiliated stations increased approximately $976,000 as a result of the increase in local revenues, noted above.

•       Expenses associated with the Company’s new local sales initiative increased $479,000; these expenses were primarily attributable to consulting fees.

•       Music license fees were up approximately $344,000, as 2006 included a one time contract renegotiation adjustment, with no such adjustment made in the prior year.

•       Included in selling, general and administrative expenses is non-cash compensation expense of approximately $5.2 million for 2006, of which approximately $3.4 million relates to awards of restricted shares and deferred stock units.  The remaining $1.8 million of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to approximately $3.0 million for 2005, of which approximately $1.8 million relates to awards of restricted shares and deferred stock units.  The remaining $1.2 million of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.

Amortization of program license rights for the year ended December 31, 2006 was $27.3 million, compared to $23.9 million for the year ended December 31, 2005, an increase of approximately $3.4 million, or 14.2%, due mainly to increased renewal costs.

In September 2006, the Company’s San Francisco station, KRON-TV, became an affiliate of MyNetworkTV.  This affiliation required the shifting of syndicated programming previously being shown from 10:00 P.M. to 11:00 P.M. to late night (11:30 P.M. to 12:30 A.M.).  Spot rates for late night are lower than those charged for primetime spots.  Accordingly, the Company determined that the asset value of the prior primetime programming that was shifted to late night, with a contract end date of September 12, 2009, was above realizable value and a write-down of this asset was required.  At the same time, certain other programming assets were also written down.  A total write down of approximately $4.5 million was recorded in 2006.

Depreciation of property and equipment and amortization of intangible assets was $18.3 million for the year ended December 31, 2006 as compared to $22.1 million for the year ended December 31, 2005, a decrease of approximately $3.7 million, or 16.9%.  This decrease is due to the following:

•       Approximately $2.2 million of this decrease is the result of various furniture, fixtures and computers at one of the Company’s stations becoming fully depreciated in June 2005.

•       Additionally, approximately $987,000 of this decrease is the result of various furniture, fixtures and computers at two of the Company’s stations which became fully depreciated during 2006.

Corporate Overhead for the year ended December 31, 2006 was $13.5 million compared to $13.0 million for the year ended December 31, 2005, an increase of approximately $545,000, or 4.2%.  The major components and changes in corporate expenses were as follows:

•       Personnel costs increased approximately $1.4 million for 2006. This increase was mainly due to an increase in bonus expense of approximately $972,000, resulting from increased revenues and the Company achieving certain performance targets during 2006.

•       Travel costs were up approximately $233,000 due to additional executive meetings and training seminars during 2006 as compared to 2005.

•       Legal, professional and consulting fees were down approximately $1.1 million for the year ended December 31, 2006, as the Company continued to see a reduction in its costs relating to its review and compliance with corporate governance legislation.

Interest expense for the year ended December 31, 2006 was $66.5 million, compared to $62.3 million for the same period in 2005, an increase of $4.3 million, or 6.8%.  The Company received a payment on its interest rate swaps of $358,000 and $816,000 for the year ended December 31, 2006 and 2005, respectively, which was recorded as a reduction of interest expense.  Pursuant to a refinancing transaction completed on May 3, 2005, the Company used borrowings under its $300.0 million Senior Credit Facility to purchase all of its $246.9 million principal amount of 8 ½% Senior Notes due 2008.  In May 2006, the Company requested an incremental term loan of $50.0 million under the Senior Credit Facility through an Increase Joinder.  On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company.  The Senior Credit Facility and incremental term loan bears various floating interest rates, based upon LIBOR, ranging from 7.88% to 7.94%, at December 31, 2006, thus increasing interest expense during 2006.

During the year ended December 31, 2005, the Company terminated its original notional amount $63.2 million interest rate swap with Deutsche Bank.  This swap was accounted for at market value and did not qualify for hedge accounting.  This termination occurred in three separate partial termination agreements during May and November 2005.  In connection with the terminated interest rate swap agreement, the Company made net interest payments totaling approximately $2.7 million.  The payments were reduced by the Company’s accrued interest income on the interest rate swap.  The difference between the payment and the fair market value of the terminated swap was recorded as interest expense for the period (approximating $28,000). The Company recorded a $1.9 million non-cash loss in connection with the change in the market value of interest rate swaps for the year ended December 31, 2005.  (see “Liquidity and Capital Resources”)

During the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.   This loss is comprised of the cost of the consent solicitation (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

The Company recorded an income tax provision of $11.1 million and $17.8 million for the years ended December 31, 2006 and 2005, respectively.  These provisions include an increase in deferred tax liability of $19.0 million and $17.2 million for the years ended December 31, 2006 and 2005, respectively for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets, which continues to be amortized for tax purposes. In 2006, the Company’s tax provision included a reduction in its tax accrual of approximately $8.6 million due primarily to the expiration of a statute of limitations (see “Income Taxes”).

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

As a result of the above-discussed factors, the net loss for the Company was $56.6 million for the year ended December 31, 2006, compared to a net loss of $91.3 million for the year ended December 31, 2005, a change of $34.7 million or 38.0%.

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

	For the years ended December 31,
	2004	2005	Change	% Change
	(in thousands)
Net revenue	$225,524	$197,478	$(28,046)	(12.4)%
Operating expenses, including SG&A	138,869	140,225	1,356	1.0
Amortization of program license rights	19,111	23,945	4,834	25.3
Depreciation and Amortization	26,091	22,074	(4,017)	(15.4)
Corporate overhead, excluding depreciation expense	19,143	13,007	(6,136)	(32.1)
Operating income (loss)	22,310	(1,773)	(24,083)	(107.9)
Interest expense, net	(64,498)	(62,279)	2,219	3.4
Non-cash change in market valuation of swaps	(20)	(1,894)	(1,874)	(9,370.0)
Loss on extinguishment of debt	(5,323)	(18,626)	(13,303)	(249.9)
Other (expense) income, net	(404)	(183)	221	54.7
	(70,245)	(82,982)	(12,737)	(18.1)
Loss from continuing operations before benefit from income taxes	(47,935)	(84,755)	(36,820)	(76.8)
Income tax expense	—	(17,798)	(17,798)	(100.0)
Loss from continuing operations	(47,935)	(102,553)	(54,618)	(113.9)
Income from discontinued operations, net of taxes (including gain on sale of 3.5 million in 2004 and $11.2 million in 2005)	3,659	11,207	7,548	206.3
Net loss	$(44,276)	$(91,346)	$(47,070)	(106.3)%
Basic loss from continuing operations per common share	$(2.40)	$(5.03)
Income from discontinued operations, net	0.18	0.55
Basic net loss per common share	$(2.22)	$(4.48)
Basic shares used in earnings per share calculation	19,950,689	20,369,226

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

•       Included in Production/Other revenue for the year ended December 31, 2005 is approximately $1.2 million of retransmission revenue from prior years related to the settlement of contract claims brought by the Company against a third party.

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

During the year ended December 31, 2005, the Company terminated its original notional amount $63.2 million interest rate swap with Deutsche Bank. This swap was accounted for at market value and did not qualify for hedge accounting. This termination occurred in three separate partial termination agreements, during May and November 2005. In connection with the terminated interest rate swap agreement, the Company made net interest payments totaling approximately $2.7 million. The payments were reduced by the Company’s accrued interest income on the interest rate swap. The difference between the payment and the fair market value of the terminated swap was recorded as interest expense for the period (approximating $28,000). (see “Liquidity and Capital Resources”)

During the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005.  This loss is comprised of the cost of the consent solicitation (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8½% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000). This compares to a loss on extinguishment of debt from the write-off of related unamortized deferred financing costs for the year ended December 31, 2004 of $5.3 million relating to the redemption on January 22, 2004 of its 9% senior subordinated notes due 2006 and 8 3/4% senior subordinated notes due 2007.

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

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating its liquidity and capital resources (dollar amounts in thousands).

	Years Ended December 31,
	2005	2006
Net cash provided by (used in):
Operating activities	$(58,356)	$(13,553)
Investing activities	(2,278)	(43,219)
Financing activities	44,902	45,218
Net (decrease) increase in cash and cash equivalents	$(15,732)	$(11,554)

	December 31,
	2005	2006
Cash and cash equivalents	$78,099	$66,546
Short-term commercial paper	$—	$39,790
Long-term debt, including current portion	$785,859	$831,859
Available under senior credit agreement	$20,000	$20,000

The Company’s cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming broadcast on its stations. Any significant decline in the advertising market or performance of such television programming could adversely impact the Company’s cash flow from operations.

The performance of KRON-TV, which became a MyNetworkTV affiliate in September 2006, has a significant impact on the Company’s operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market.

The Company has renewed its affiliations with ABC with respect to WKRN- TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, with CBS with respect to WLNS-TV, KLFY-TV and KELO-TV and its satellite stations (KCLO-TV, KDLO-TV and KPLO-TV) and with NBC with respect to KWQC-TV. The renewed ABC affiliations expire on December 31, 2009, the renewed CBS affiliations for WLNS-TV and KLFY-TV expire on September 30, 2012, the renewed CBS affiliation for KELO-TV and its satellite stations expires on April 2, 2015 and the renewed NBC affiliation expires on January 1, 2015. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements. For the year ended December 31, 2006, the network compensation received by the Company was approximately 20% of the average annual network compensation received in the five years prior to the renewals referred to above.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the years ended December 31, 2006 and 2005 was $13.6 million and $58.4 million, respectively. The decrease in net cash used in operating activities was primarily due to the increases in the Company’s net revenue and resulting operating income for the year ended December 31, 2006, as compared to 2005. The following changes in operating activities were noted:

•       The Company made approximately $27.2 million of payments on its programming liabilities for the year ended December 31, 2006, an increase of approximately $3.8 million from the year ended December 31, 2005.

•       Amortization of program license rights for the year ended December 31, 2006 was $31.9 million, an increase of approximately $8.0 million from the year ended December 31, 2005. Approximately $4.5 million of the increase relates to the write-down of certain syndicated programming assets at KRON-TV and the remaining increase was due mainly to higher renewal costs for syndicated programming.

•       Trade accounts receivable decreased approximately $742,000 for the year ended December 31, 2006. This decrease is primarily due to the fact that 2006 was an election year, with a significant amount of political advertising revenue in the fourth quarter that was paid in advance.

•       Accrued expenses and other liabilities increased approximately $2.9 million. Accrued interest increased approximately $2.1 million due primarily to the increase in debt outstanding under the Company’s senior credit facility (see below).

The following item acted to offset these changes in operating activities:

•       The Company recorded its share of the losses on Investments in Unconsolidated Subsidiaries, net of dividends, of approximately $1.1 million for the year ended December 31, 2006.

Investing Activities

Cash used in investing activities for the year ended December 31, 2006 was $43.2 million, compared to $2.3 million for the year ended December 31, 2005. The following changes in investing activities were noted:

•       Investing activities in 2005 included $5.8 million of proceeds from the closing on January 4, 2005 of the second step of the sale of WTVO-TV to Mission Broadcasting.

•       Capital expenditures for the year ended December 31, 2006 of $5.5 million was lower than capital expenditures of $7.2 million for the year ended December 31, 2005 attributable to initiatives to control costs including capital expenditures.

•       Short-term investments in commercial paper was $39.4 million for the year ended December 31, 2006 principally from the first amendment to the senior credit facility and the increased joinder (see below) as compared to no investment in short-term commercial paper for the year ended December 31, 2005.

•       Other assets decreased approximately $975,000 due to the maturity of a cash investment in U.S Treasury Bonds having a maturity of greater than three months.

•       Proceeds from the disposal of fixed assets for the year ended December 31, 2006 was $710,000, principally from the sale of land held by a Company station, as compared to $59,000 for the year ended December 31, 2005.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2006 was $45.2 million, compared to cash provided by financing activities for the year ended December 31, 2005 of $44.9 million.

•       On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility and the Increase Joinder, which provided for a $50.0 million incremental term loan under the Senior Credit Facility. On May 30, 2006, the full $50.0 million incremental term loan was borrowed by the Company. The Company capitalized approximately $1.4 million of deferred financing costs associated with the incremental term loan and First Amendment.

•       The Company made payments under capital lease obligations of approximately $44,000 and $636,000 for the years ended December 31, 2006 and 2005, respectively.

•       Additionally, the Company made principal repayments of $3.4 million and $1.5 million on its Senior Credit Facility during the years ended December 31, 2006 and 2005, respectively.

Debt Instruments, Guarantees and Related Covenants

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300.0 million of the term loan was borrowed. Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing will be used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the term loan and revolving credit facility.

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.  The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The proceeds of the incremental term loan borrowing will be used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.4 million of deferred financing costs associated with the incremental term loan and First Amendment.

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

At December 31, 2006, $345.1 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”) or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. As of December 31, 2006 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At December 30, 2006, the Company was in compliance with all covenants contained under the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss. For the year ended December 31, 2006 a gain of approximately $188,000 was recorded in other comprehensive loss.

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

The following is a summary of the Company’s outstanding indebtedness (in thousands) and related annualized interest payments that are recorded during the period. Debt amounts outstanding at December 31, 2005 and 2006 as follows:

					Annualized
					Interest
	Dec 31, 2005		Dec 31, 2006		Payments(1)
Senior Credit Facility	$298,500		$345,125		$27,395
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	347,292	(2)	$346,713	(2)	34,430
Total Debt (excluding capital leases)	$785,792		$831,838		$74,075

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at December 31, 2006, multiplied by the interest rates of the related debt instruments. The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

(2)          Includes unamortized premium balances of $3.0 million and $2.4 million as of December 31, 2005 and December 31, 2006, respectively.

The Company’s total debt at December 31, 2006 was approximately $831.8 million, consisting of approximately $345.1 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $2.4 million of bond premiums and $22,000 of capital leases. In addition, at December 31, 2006, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

At December 31, 2006 the Company was in compliance with all applicable covenants contained in the Senior Credit Facility and the indentures governing the Senior Subordinated Notes.

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

Income Taxes

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $427.7 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

Included in the Company’s income tax expense for the year ended December 31, 2006 is a deferred tax provision of $19.0 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. In 2006, the Company recorded a reduction in its tax accrual and its corresponding tax benefit of approximately $8.6 million due primarily to the expiration of a statute of limitations.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we do not recognize a benefit in our financial statements for a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s financial statements will reflect the provisions of FIN 48 commencing with the 2007 fiscal year, and any cumulative effect arising from the resulting change in accounting principle will be recorded as an adjustment to the balance in retained earnings as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements and do not expect this to have a material impact on the Company’s financial statements.

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

The following table summarizes separately the Company’s material obligations and commitments at December 31, 2006, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund its short-term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
		Less than	Year 2 –	Year 4 –	After 5
Contractual Obligations	Total	1 year	Year 3	Year 5	years
	(dollars in thousands)
Long-Term Debt (principal only)	$829,424	$3,500	$7,000	$7,000	$811,924
Cash Interest Payments(1)	$247,168	$46,780	$93,560	$76,203	$30,625
Capital Lease Obligations	$22	$22		—	—
Operating Leases (net of sublease rental income)	$4,819	$1,699	$2,475	$350	$295
Unconditional Purchase Obligations(2)	$24,689	$19,290	$5,399	$—	—
Other Long-Term Obligations(3)	$121,110	$19,420	$49,776	$40,236	$11,678
Total Contractual Cash Obligations	$1,227,232	$90,711	$158,210	$123,789	$854,522

(1)          Only includes interest on Senior Subordinated Notes. The Senior Credit Facility, which matures on November 3, 2012, bears interest at various floating rates based on LIBOR. The various December 31, 2006 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments. Based on this weighted average rate, total interest over the term of the facility approximates $155.6 million.

(2)          Unpaid program license liability reflected on the December 31, 2006 balance sheet.

(3)          Obligations for programming that has been contracted for, but not recorded on the December 31, 2006 Balance Sheet. Such obligations were not recorded because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

During the first quarter of 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted SFAS 123R using the modified prospective method, and consequently has not retroactively adjusted results from prior periods. The adoption of a fair value method of accounting under SFAS 123R did not have a material effect on the Company’s financial statements. Prior to January 1, 2006, the Company had accounted for its share-based payments to employees under FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS “123”) which allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), but disclose the pro forma net income (loss) had the fair value of the options been expensed.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations will be required. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position. The Company uses the end of its fiscal year as the measurement date for measuring plan assets and liabilities. The adoption of SFAS No. 158 did not result in a change to the pension liability recorded on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements. The Company believes that the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

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

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with approximately $345.1 million outstanding as of December 31, 2006, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates. The Company has entered into an interest rate derivative agreement to reduce the impact of changing interest rates on its floating debt rate.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of December 31, 2006 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014.  The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments.  On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million.  The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and subsidiaries at December 31, 2005 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST &YOUNG LLP
New York, New York
March 9, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Young Broadcasting Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Young Broadcasting  Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Young Broadcasting Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Young Broadcasting Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Broadcasting Inc. and subsidiaries as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 9, 2007

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$78,099,123	$66,545,612
Short-term commercial paper	—	39,789,866
Trade accounts receivable, less allowance for doubtful accounts of $1,050,000 in 2005 and $1,206,000 in 2006	40,768,181	39,660,950
Current portion of program license rights	21,763,650	19,688,256
Prepaid expenses	2,785,369	2,888,298
Other current assets	1,979,314	1,003,762
Total current assets	145,395,637	169,576,744
Property and equipment, less accumulated depreciation and amortization	75,328,016	67,591,170
Program license rights, excluding current portion	7,018,090	2,781,183
Deposits and other assets	3,575,404	4,106,555
Investments in unconsolidated subsidiaries	4,451,831	3,369,077
Indefinite lived intangible assets	475,928,822	475,928,822
Definite lived intangible assets, net	65,454,167	61,250,371
Deferred charges, less accumulated amortization	10,395,399	10,097,789
Total assets	$787,547,366	$794,701,711
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,933,428	$8,639,954
Accrued interest	18,954,497	21,066,771
Accrued salaries and wages	4,925,810	5,898,097
Accrued expenses	8,216,493	7,707,896
Current installments of program license liability	17,282,456	19,290,164
Current installments of long-term debt	3,000,000	3,500,000
Current installments of obligations under capital leases	45,445	21,830
Total current liabilities	61,358,129	66,124,712
Program license liability, excluding current installments	9,119,940	6,032,066
Long-term debt, excluding current installments	782,791,781	828,337,529
Deferred tax liability and other long-term tax liabilities	26,684,273	38,311,413
Other liabilities	8,893,060	8,085,896
Obligations under capital leases, excluding current installments	20,546	—
Total liabilities	888,867,729	946,891,616
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 18,907,651 at 2005 and 20,027,108 at 2006	18,908	20,027
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 at 2005 and 1,941,414 at 2006	1,941	1,941
Additional paid-in capital	384,173,020	389,092,306
Accumulated other comprehensive loss	(2,481,117)	(1,629,947)
Accumulated deficit	(483,033,115)	(539,674,232)
Total stockholders’ deficit	(101,320,363)	(152,189,905)
Total liabilities and stockholders’ deficit	$787,547,366	$794,701,711

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2004	2005	2006
Net operating revenue	$225,523,353	$197,477,784	$225,152,485
Operating expenses, excluding depreciation expense	74,350,957	73,083,569	70,071,000
Amortization of program license rights	19,110,737	23,944,516	27,355,157
Write-down of program license rights	—	—	4,543,569
Selling, general and administrative expenses, excluding depreciation expense	64,518,113	67,141,829	68,269,931
Depreciation and amortization	26,090,868	22,074,495	18,348,683
Corporate overhead, excluding depreciation expense	19,142,871	13,006,874	13,552,037
Operating income (loss)	22,309,807	(1,773,499)	23,012,108
Interest expense, net	(64,497,574)	(62,278,902)	(66,535,121)
Non-cash change in market valuation of swaps	(19,900)	(1,894,433)	—
Loss on extinguishments of debt	(5,323,375)	(18,625,706)	—
Other expense, net	(404,693)	(182,896)	(2,003,462)
	(70,245,542)	(82,981,937)	(68,538,583)
Loss from continuing operations before provision for income taxes	(47,935,735)	(84,755,436)	(45,526,475)
Provision for income taxes	—	(17,797,894)	(11,114,642)
Loss from continuing operations	(47,935,735)	(102,553,330)	(56,641,117)
Income from discontinued operations, net of taxes, including gain on sale of $3.5 million in 2004 and $11.2 million in 2005	3,659,368	11,206,804	—
Net loss	$(44,276,367)	$(91,346,526)	$(56,641,117)
Basic and diluted loss per common share:
Loss from continuing operations	$(2.40)	$(5.03)	$(2.64)
Income from discontinued operations, net	0.18	0.55	—
Net loss per common share	$(2.22)	$(4.48)	$(2.64)
Weighted average shares—Basic and dilutive	19,950,689	20,369,226	21,470,334

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Equity
Balance at January 1, 2004	$17,696	$2,129	$377,802,562	$(347,410,222)	$(2,082,402)		$28,329,763
Contribution of shares into Company’s defined contribution plan	77		1,115,704				1,115,781
Conversion of Class B Common Stock to Class A Common Stock	63	(63)
Employee stock purchase plan	19		283,882				283,901
Exercise of stock options	4		69,893				69,897
Restricted stock awarded			988,021				988,021
Non-cash stock compensation			830,250				830,250
Net loss for 2004				(44,276,367)		$(44,276,367)	(44,276,367)
Other			271				271
Minimum pension liability adjustment					(504,594)	(504,594)	(504,594)
Total comprehensive loss						$(44,780,961)

Balance at December 31, 2004	$17,859	$2,066	$381,090,583	$(391,686,589)	$(2,586,996)		$(13,163,077)
Contribution of shares into Company’s defined contribution plan	221		1,184,390				1,184,611
Conversion of Class B Common Stock to Class A Common Stock	125	(125)
Employee stock purchase plan	32		203,613				203,645
Restricted stock awarded	671		1,694,434				1,695,105
Net loss for 2005				(91,346,526)		(91,346,526)
Unrealized gain on derivative instrument					578,270	578,270	578,270
Minimum pension liability adjustment					(472,391)	(472,391)	(472,391)
Total comprehensive loss						$(91,240,647)

Balance at December 31, 2005	$18,908	$1,941	$384,173,020	$(483,033,115)	$(2,481,117)		$(101,320,363)
Contribution of shares into Company’s defined contribution plan	602		1,692,705				1,693,307
Employee stock purchase plan	11		27,574				27,585
Restricted stock awarded	506		3,199,007				3,199,513
Net loss for 2006				(56,641,117)		$(56,641,117)	(56,641,117)
Unrealized gain on derivative instrument					188,431	188,431	188,431
Minimum pension liability adjustment					662,739	662,739	662,739
Total comprehensive loss						$(55,789,947)

Balance at December 31, 2006	$20,027	$1,941	$389,092,306	$(539,674,232)	$(1,629,947)		$(152,189,905)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2005	2006
Operating activities
Net loss	$(44,276,367)	$(91,346,526)	$(56,641,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of stations, net of taxes	(3,547,043)	(11,206,804)	—
Provision for income tax	—	17,797,894	11,114,642
Depreciation and amortization of property and equipment	18,996,286	16,029,402	12,484,900
Provision for uncollectible accounts	493,602	486,694	365,347
Amortization of program license rights, including write-off	19,363,006	23,944,516	31,898,726
Amortization of other intangibles and deferred charges	7,671,519	6,045,093	5,863,782
Non-cash compensation paid in common stock	1,958,144	1,221,548	1,802,854
Restricted/Deferred Stock Awarded	988,021	1,772,413	3,407,254
Non-cash change in market valuation of swaps	19,900	1,894,343	—
Loss on extinguishment of debt	1,305,786	388,757	—
Non-cash pension curtailment charge	—	542,223	—
(Gain) loss on disposal of fixed assets	(9,766)	(15,216)	59,995
Loss on unconsolidated subsidiaries, net of dividend	1,448,622	27,632	1,082,754
Payments on programming license liabilities	(19,239,342)	(23,342,038)	(27,175,090)
Unrealized appreciation on investments	—	—	(385,553)
Changes in assets and liabilities
Decrease (increase) in trade accounts receivable	1,894,974	(1,168,193)	741,884
(Increase) decrease in prepaid expenses	(887,628)	1,161,268	(364,434)
(Decrease) increase in trade accounts payable	(2,198,458)	(82,350)	197,025
Increase (decrease) in accrued expenses and other liabilities	1,110,094	(2,163,035)	2,879,195
Increase in other assets	(200,441)	(344,443)	(885,328)
Net cash used in operating activities	(15,109,091)	(58,356,822)	(13,553,164)
Investing activities
Capital expenditures	(12,183,146)	(7,159,084)	(5,499,779)
Increase in short-term commercial paper	—	—	(39,404,313)
Net proceeds from sale of WTVO-TV	15,911,392	5,802,243	—
(Increase) decrease in cash invested over three months	(1,000,000)	(979,314)	975,552
Proceeds from the disposal of fixed assets	103,423	58,615	709,730
Net cash provided by (used in) investing activities	2,831,669	(2,277,540)	(43,218,810)
Financing activities
Principal borrowings on long-term debt	—	300,000,000	50,000,000
Principal payments on Credit Facility	—	(1,500,000)	(3,375,000)
Redemption of senior subordinated notes	(223,811,000)	—	—
Repurchase of senior notes	—	(246,890,000)	—
Deferred debt financing costs incurred	(641,980)	(6,071,868)	(1,362,376)
Proceeds from exercise of options	69,897	—	—
Principal payments under capital lease obligations	(658,513)	(635,964)	(44,161)
Net cash (used in) provided by financing activities	(225,041,596)	44,902,168	45,218,463
Net decrease in cash	(237,319,018)	(15,732,194)	(11,553,511)
Cash and cash equivalents at beginning of year	331,150,335	93,831,317	78,099,123
Cash and cash equivalents at end of year	93,831,317	78,099,123	66,545,612
Supplemental disclosure of cash flow information
Interest paid	$65,972,915	$64,173,977	$69,200,756
Income tax payments (refund), net	—	—	—

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of ten network-affiliated stations (five with ABC, three with CBS, one with NBC, and one with MyNetworkTV). KRON-TV had been independent until March 16, 2006, when it entered into an affiliation agreement with MyNetworkTV. On March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT, our digital stations, also entered into an affiliation agreement with MyNetworkTV. The MyNetworkTV affiliation agreements are for a term of five years commencing with the 2006-2007 broadcast season. MyNetworkTV started operations on September 5, 2006. The markets served by our stations are located in Lansing, Michigan; Green Bay, Wisconsin; Lafayette, Louisiana; Nashville and Knoxville, Tennessee; Albany, New York; Richmond, Virginia; Davenport, Iowa; Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm.

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

For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company’s stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company’s share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company. The Company’s share of unconsolidated-subsidiary earnings (loss) was approximately $(200,000), $458,000 and $(1,012,000) for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Since performance of KRON-TV has a significant impact on its operating results, the Company is particularly susceptible to economic conditions in the San Francisco advertising market.

Financial instruments that potentially subject the Company to concentrations of risk include primarily cash, trade receivables, and an interest-rate swap. The Company places cash with high-quality-credit institutions and limits the amount of credit exposure with any one financial institution. The Company sells its services to a large number of diverse customers in a number of different industries, thus spreading trade credit risk. The Company extends credit based on an evaluation of customer financial condition, generally

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

without requiring collateral. The Company monitors its exposure to credit losses and maintains allowances for anticipated loses. Counterparties to agreements relating to the Company’s interest rate instruments consist of major international institutions. Since the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution, it does not believe that there is significant risk of nonperformance by counterparties.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts, the realizability of program license rights, valuation of barter arrangements and the useful lives and carrying value of intangible assets. Actual results could differ from those estimates.

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

Program License Rights

Program license rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are stated at cost, less accumulated amortization. Program license rights acquired as part of a station acquisition are recorded at their appraised value. Program rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program rights with lives of one year or less are amortized on a straight-line basis. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program costs are charged to operating expense as the programs are broadcast. Program license rights are evaluated on a quarterly basis to determine if revenues support the recorded basis of the asset. If the revenues are insufficient, additional analysis is done by the Company to determine if there is an impairment of the asset. If an impairment exists, the Company will reduce the recorded basis of the program as additional amortization of program license rights in the period in which such impairment is identified.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Equipment under capital leases is stated at the present value of the future minimum lease payments at the inception of the lease,

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

less accumulated depreciation. Major renewals and improvements are capitalized to the property and equipment accounts. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

Classification	Estimated Useful Lives
Land improvements	5-19 years
Buildings and building improvements	5-40 years
Broadcast equipment	3-20 years
Office furniture, fixtures and other equipment	3-10 years
Vehicles	3-5 years

Property and equipment at December 31, 2005 and 2006 consist of the following:

	2005	2006
	(in thousands)
Land and land improvements	$8,012	$7,355
Buildings and building improvements	40,931	41,426
Broadcast equipment	180,986	181,083
Office furniture, fixtures and other equipment	20,321	20,351
Vehicles	8,528	8,858
Assets in Service	258,778	259,073
Construction in Progress	899	34
Total Fixed Assets	259,677	259,107
Less accumulated depreciation and amortization	(184,349)	(191,516)
	$75,328	$67,591

Depreciation expense, including capitalized lease amortization, for the years ended December 31, 2004, 2005 and 2006 was $19.0 million, $16.0 million and $12.5 million, respectively.

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

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), whereby goodwill and other indefinite lived intangible assets are reviewed annually for impairment or whenever an impairment indicator arises. Intangible assets that have definite lives will continue to be amortized over their useful lives. The Company performed its annual impairment test in the fourth quarter of 2004, 2005 and 2006 and determined that the fair value of its indefinite-lived assets was in excess of its carrying value.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

The following table sets forth the disclosures related to broadcast licenses and definite-lived intangible assets required under Statement 142:

	As of December 31, 2005			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(dollars in thousands)
Indefinite lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite lived intangible assets:
Network affiliations	$91,164	$(30,914)	$60,250	$91,164	$(33,783)	$57,381
Other intangible assets	13,401	(8,197)	5,204	13,401	(9,532)	3,869
Total definite lived intangible assets	$104,565	$(39,111)	$65,454	$104,565	$(43,315)	$61,250

Aggregate amortization expense for the years ended December 31, 2004, 2005 and 2006 was $5.5 million, $4.3 million and $4.2 million, respectively. The amortization expense for intangible assets is estimated to be approximately $4.0 million in 2007, $3.8 million in 2008, $3.8 million in 2009 and $3.1 million in 2010 and $2.9 million in 2011. Network Affiliation Agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years

It is the Company’s policy to account for Network Affiliations and other definite-lived intangible assets at the lower of amortized cost or estimated fair value. As part of an ongoing review of the valuation and amortization of other intangible assets of the Company and its subsidiaries, management assesses the carrying value of Network Affiliations and other definite-lived intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that Network Affiliations and other definite-lived intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangible assets would be reduced to their estimated fair value.

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

If operating conditions or assumptions supporting the valuation of these intangible assets materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements  (Continued)

Deferred Charges

Deferred charges at December 31, 2005 and 2006 consist of the following (dollars in thousands):

	2005	2006
Debt issuance costs	$12,589	$13,951
Other	1,092	1,092
	13,681	15,043
Less accumulated amortization	(3,285)	(4,945)
	$10,396	$10,098

Debt issuance costs are deferred and are amortized over the term of the related debt when funded and included in depreciation and amortization expense.

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

In May 2005, the Company capitalized approximately $6.0 million of debt issuance costs in connection with the new $300.0 million term loan and $20.0 million revolving credit facility.

In May 2006 the Company capitalized approximately $1.4 million of debt issuance costs in connection with the first amendment to the term loan and the increased joinder.

Revenue Recognition

Substantially all of the Company’s net operating revenue is comprised of gross revenue from the sale of advertising time on its television stations less agency commissions. Advertising revenue represented approximately 95%, 96% and 96% of total revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

•       Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast.

•       Network Compensation—Five of the Company’s ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. The Company recently renewed its affiliations with ABC, CBS and NBC. Under the renewed affiliations, the Company is receiving significantly less network compensation than it generally received under the prior agreements. Network compensation from ABC, CBS and NBC is generally recognized on a straight line basis over the term of the contract.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•       Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows and tower space rental income. Also included in other revenue is retransmission consent revenue, whereby the Company receives consideration from certain satellite and cable providers in return for our consent to the retransmission of the signals of the Company’s television stations. In some cases, this consideration is based on the number of subscribers receiving the signals. Retransmission consent revenue is generally recognized on a per subscriber basis in accordance with the terms of each contract.

Barter Arrangements

The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions amounted to approximately $43,000, $70,032 and $18,000 in 2004, 2005 and 2006, respectively, and are recognized in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2005 and 2006, of $3.8 million and $3.1 million, respectively. Barter revenue programming transactions amounted to approximately $6.0 million, $4.0 million and $4.7 million in 2004, 2005 and 2006 and is recognized in accordance with the Company policies stated above.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and combined and separate state tax returns as appropriate. In addition, partnership returns are filed for its three partnerships. Since the partners are all participants in the consolidation, all partnership income or losses are ultimately included in the consolidated federal income tax return.

Other Comprehensive Loss

Other comprehensive loss at December 31, 2004, 2005 and 2006 consist of the following (dollars in thousands):

	Minimum Pension Adjustment	Unrecognized Net Loss on Pension Plan	Derivative Adjustment	Accumulated Other Comprehensive Income(loss)
January 1, 2004	$(2,082)	—	$—	$(2,082)
2004 Activity	(505)	—	—	(505)
December 31, 2004	(2,587)	—	—	(2,587)
2005 Activity	(472)	—	578	106
December 31, 2005	(3,059)	—	578	(2,481)
2006 Activity	663	—	188	851
Impact of adoption of SFAS 158	2,396	$(2,396)
December 31, 2006	$—	$(2,396)	$766	$(1,630)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Derivative Financial Instruments

The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations.

Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. As of December 31, 2006, the Company has one interest rate swap that serves as an economic hedge of its floating rate debt. On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the financial institution, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. This agreement is accounted for as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”). As such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss and will subsequently be recognized in the consolidated statement of earnings when the hedged item affects earnings. For the year ended December 31, 2006, the Company recorded a mark-to-market non-cash change in fair value of approximately $188,000 for its outstanding economic hedge.

During 2005, the Company terminated its notional amount $63.2 million interest rate swap that served as an economic hedge of its fixed rate debt. This interest rate swap was accounted for at market value and did not qualify for hedge accounting. For the years ended December 31, 2004 and 2005, the Company recorded a mark-to-market non-cash change in fair value of this interest rate swap of approximately $19,900 and $1.9 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value.

Stock-Based Compensation

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For stock options granted prior to the adoption of SFAS 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock option plans would have been as follows for years 2004 and 2005:

	2004	2005
	(dollars in thousands, except per share data)
Net loss-as reported	(44,276)	(91,346)
Add stock based employee compensation expense included in reported net loss	1,691	1,772
Deduct total stock-based employee compensation determined under fair value method including employee stock purchase plan	(4,131)	(3,226)
Net loss-pro forma	$(46,716)	($92,800)
Net loss per basic common share-as reported	$(2.22)	$(4.48)
Net loss per basic common share-pro forma	$(2.34)	$(4.56)

These pro forma amounts may not be representative of future operating results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate:
2004	4.38%
2005	4.39%
2006	N/A
Original expected life of options	5 years

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005 the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares. As a result of the above-discussed exchange agreements and exchange offer, as of December 31, 2005, the Company had an aggregate of 900 outstanding unvested stock options which were fully expensed during 2006, in the amount of approximately $5,000. In addition, the Company will incur compensation expense associated with the issuance of the restricted shares and deferred stock units. The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $3.5 million, $2.5 million and $739,000 during 2007, 2008 and 2009, respectively.

The Company did not grant options during 2004, 2005 or 2006. The Company awarded 102,954, 586,753 and 590,450 shares of restricted stock during 2004, 2005 and 2006, respectively, to certain officers and other eligible employees under the 2004 Equity Incentive Plan. The Company also awarded 109,100, 757,291 and 636,700 deferred stock units during 2004, 2005 and 2006, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in U.S. Generally Accepted Accounting Principles, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from observable inputs (i.e. prices based on market data independent from the entity) and unobservable inputs (i.e. entity’s own assumptions about the assumptions that market participants would use). The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any; the adoption will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur. Additionally, disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations are required. Companies are required to implement SFAS No. 158 for fiscal years ending December 31, 2006. Accordingly, the Company implemented SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 did not result in a change to the pension liability recorded on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we do not recognize a benefit in our financial statements for a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s financial statements will reflect the provisions of FIN 48 commencing with the 2007 fiscal year, and any cumulative effect arising from the resulting change in accounting principle will be recorded as an adjustment to the balance in retained earnings as of January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements. The Company believes that the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

Reclassifications

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Sale of Station

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

The Company applied FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, to this transaction, and as such the operating results of WTVO-TV are not included in the Company’s consolidated results from continuing operations for the years ended December 31, 2004 and 2005.

The Company recorded income from discontinued operations related to WTVO-TV of $112,000 and $346 for the years ended December 31, 2004 and 2005, respectively. Net revenue of WTVO-TV for the years ended December 31, 2004 was $4.9 million.

4.   Program License Rights and Liability

The Company entered into agreements for program license rights of approximately $34.1 million and $26.2 million which became available in 2005 and 2006, respectively

The unpaid program license liability, which is reflected in the December 31, 2006 balance sheet, is payable during each of the years subsequent to 2006 as follows: $19.3 million in 2007; $3.2 million in 2008 and $2.2 million in 2009. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $121.1 million at December 31, 2006. In connection with the Company’s ongoing evaluation of its programming contracts, a write-down to fair value may be required when such programs become available for airing.

In September 2006, the Company’s San Francisco station, KRON-TV, became an affiliate of MyNetworkTV. This affiliation required the shifting of syndicated programming previously being shown from 10:00 P.M. to 11:00 P.M. to late night (11:30 P.M. to 12:30 A.M.). Spot rates for late night are lower than those charged for primetime spots. Accordingly, the Company determined that the asset value of the prior primetime programming that was shifted to late night, with a contract end date of September 12, 2009, was above net-realizable value and a write-down of this asset was required. At the same time, certain other programming assets were also written down. A total write down of approximately $4.5 million was recorded in 2006.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.   Long -Term Debt

Long-term debt at December 31, 2005 and 2006 consisted of the following:

	2005		2006
	(dollars in thousands)
Senior Credit Facility	$298,500		$345,125
8¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011, including bond premium	347,292	(1)	346,713	(1)
Total Long-term debt	785,792		831,838
Less:
Scheduled current maturities	(3,000)		(3,500)
Long-term debt excluding all current installments	$782,792		$828,338

(1)          Includes unamortized bond premium balances of $3.0 million and $2.4 million for the years ended December 31, 2005 and 2006, respectively.

Senior Credit Facility

On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the “Senior Credit Facility”). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300.0 million of the term loan was borrowed. Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8½% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing was used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

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

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.  The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The proceeds of the incremental term loan borrowing will

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

be used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

At December 31, 2006, $345.1 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”) or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. As of December 31, 2006 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At December 31, 2006, the Company was in compliance with all covenants contained under the Senior Credit Facility.

Interest Rate Swap Agreements

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. Upon effectiveness, the Company began to pay fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the year ended December 31, 2006, a gain of approximately $188,000 was recorded in other comprehensive income (loss).

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2006, the March 2001 Notes and the December 2003 Notes were trading in the public market with ask prices of 95 and 87, respectively.

Long-term debt repayments are due as follows (in thousands):

		Senior
	Senior Credit	Subordinated
Year ended December 31:	Facility	Notes
2007	$3,500	$
2008	3,500	—
2009	3,500	—
2010	3,500	—
2011	3,500	—
Thereafter	327,625	484,299
	$345,125	$484,299

6. Stockholders’ Deficit

Common Stock

The Company’s stockholders’ equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Except as set forth in the Company’s Restated Certificate of Incorporation, holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2006 no shares of Class C Common Stock were outstanding.

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

The Company regularly contributes Class A Common Stock to its defined contribution plan.

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

In June 2006, June 2005 and May 2004, the Company awarded 636,700, 438,500 and 109,100 deferred stock units, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.3 million, $2.0 million and $1.8 million, respectively. Deferred stock awards are a right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

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

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2004, 2005 and 2006, the Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $861,000, $1.8 million and $3.4 million, respectively.

Changes during 2004, 2005 and 2006 in stock options are summarized below:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,110,131	$21.94
Granted	—	—
Exercised	(3,238)	20.31
Forfeited	(136,150)	23.64
Outstanding at December 31, 2004	3,970,743	$21.92
Granted	—	—
Expired	(2,400)	28.00
Forfeited	(215,175)	20.84
Exchanged for Deferred Stock Units	(2,198,375)	21.83
Exchanged for Restricted Stock	(945,776)	21.91
Outstanding at December 31, 2005	609,017	$22.60
Granted	—	—
Exercised	—	—
Forfeited	(73,600)	$25.29
Outstanding at December 31, 2006	535,417	$22.23

Options for 3,207,043, 608,117 and 535,417 shares were exercisable at December 31, 2004, 2005 and 2006, respectively.

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.01–$15.08	172,125	5.36	$12.24
$19.75–$25.38	235,800	3.10	$22.05
$30.13–$36.25	109,900	3.19	$34.03
$43.50–$61.20	17,592	2.05	$48.69
	535,417	3.80	$22.23

Included in the outstanding options as of December 31, 2006, were 90,000 non-qualified options with an exercise price of $22.06 which were granted outside of the 2004 Equity Incentive Plan.

At December 31, 2006, the Company has reserved 531,417 shares of its Class A Common Stock and 4,000 shares of Class B Common Stock in connection with stock options.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board. For the twelve months beginning October 1, 2004, 2005 and 2006, each of the five non-employee directors of the Company received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. Accordingly, on October 1, 2004, 2005 and 2006, an aggregate of 13,975, 8,265 and 13,333 deferred stock units were granted to the five non-employee directors. Under the Director Compensation Program, the Chairman of the Audit Committee and the Chairman of the Compensation Committee is each entitled to receive an additional annual retainer of $10,000 and $5,000, respectively, paid one half in cash and one half in deferred stock units. Accordingly, on October 1, 2004, 2005 and 2006, the Chairman of the Audit Committee as of October 1, 2004, 2005 and 2006 and the Chairman of the Compensation Committee as of October 1, 2004, 2005 and 2006 were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 444 and 222 deferred stock units, respectively, for 2004; 1,377 and 689 deferred stock units, respectively, for 2005; 2,223 and 1,111 deferred stock units, respectively, for 2006. The deferred stock units represent the right to receive a like number of shares of Company common stock six months following the date the director ceases to serve as a board member, to the extent the units have vested as of such date. The deferred stock units vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Income Taxes

The total tax provision (benefit), including discontinued operations, recorded for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands):

	2004	2005	2006
Federal
Current	$—	$569	$(7,691)
Deferred	—	13,916	15,335
	—	$14,485	$7,644
State
Current	300	450	(180)
Deferred	—	3,313	3,651
	300	3,763	3,471
Total	$300	$18,248	$11,115

Included in the Company’s income tax expense for the year ended December 31, 2006 is a deferred tax provision of $19.0 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. In 2006, the Company recorded a reduction in its tax accrual and correspondingly its tax benefit of approximately $8.6 million due primarily to the expiration of a statute of limitations.

In prior years the Company recognized a gain of approximately $14.7 million, net of applicable taxes, on the sale of WTVO; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005. The gain and related income tax provision was recorded as part of discontinued operations. The gain allocation was determined based on the relative fair value of the assets sold at each closing date.

In accordance with SFAS 142 the Company no longer amortizes the book basis of indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The deferred tax liability for the years ended December 31, 2005 and 2006 increased by $17.2 million and $19.0 million, respectively due to the tax effect of the difference between the book and tax bases of the intangible assets not expected to reverse during the net operating loss carryforward period. In 2005 the provision for income taxes consisted primarily of this increase in deferred tax liability, and in 2006 the increase in deferred tax liability was offset by 2006 federal tax reserves of $7.7 million.

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for federal tax purposes of approximately $427.7 million expiring at various dates through 2026.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense (benefit) is as follows (dollars in thousands):

	2004	2005	2006
Continuing Operations
(Benefit) at federal statutory rate (35%)	$(16,778)	$(29,664)	$(15,934)
State and Local Tax (Benefit) Provision	—	—	—
Indefinite lived intangible assets	—	17,229	18,985
Federal and state tax reserves	—	569	(7,870)
Losses with no benefit	(16,778)	29,664	15,934
Total Tax	$—	$17,798	$11,115

Significant components of the Company’s deferred tax assets/ (liabilities) from continuing operations as of December 31, 2005 and 2006 are as follows:

	2005	2006
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$(28,730)	$(48,865)
Net Operating Loss Carryforwards	135,941	171,074
Stock Option Compensation Accrued	6,953	6,953
Restricted Stock	1,057	2,153
Fixed Assets	(6,728)	(5,288)
Network Compensation Deferral	1,368	1,154
Other	1,210	1,802
Less: Valuation Allowance for Deferred Tax Assets	(128,300)	(165,197)
Net Deferred Tax Asset/(Liability)	$(17,229)	$(36,214)

8.   Employee Benefit Plans

Defined Contribution Plan

The Company sponsored two defined contribution plans (“Plan”), which provided retirement benefits for all eligible employees and which merged into one plan effective as of December 1, 2005. The Plan participants may make pretax contributions from their salaries up to 75% of their compensation but no more than the maximum dollar amount allowed by the Internal Revenue Code. Until December 31, 2005, the Company was contributing one-half of every dollar a participant contributes, up to the first 6% of the participant’s pay.

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

For the years ended December 31, 2004, 2005 and 2006, the Company incurred matching contributions (76,600, 221,007 and 601,854 shares of Class A Common Stock, respectively) equal to 3% of

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

eligible employee compensation, amounting to approximately, $1.1 million, $1.2 million and $1.8 million, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2006 were made on February 2, 2007.

Defined Benefit Plan

The Company has a defined benefit pension plan that covers the IBEW Local 45 of KRON-TV employees. The Company uses a December 31 measurement date for the defined benefit plan.

In accordance with the Agreement to Amend and Extend the collective bargaining agreement between Young Broadcasting San Francisco, Inc and IBEW Local 45, dated August 8, 2005, the Company amended the KRON/IBEW Local 45 Pension Plan to freeze benefit accruals effective October 14, 2005. All accrued benefits under the defined benefit plan at the date of the freeze will be preserved. However, commencing on October 15, 2005, there were no additional benefit accruals. All employees who have earned seven full years of vested service as of October 14, 2005, are 100% vested in the pension benefits earned. If an employee had not yet earned seven full years of vested service, they are considered partially vested and during their employment with the Company will continue to earn credit for years of service vested.

As a result of the amended collective bargaining agreement and its pension plan freeze, the Company recorded a curtailment charge of approximately $542,000 for the year ended December 31, 2005, in accordance with FASB Statement Number 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits. This charge represents the unamortized prior service costs.

The pension plan’s investment policy includes the following allocation guidelines:

Asset Class	Policy Target
Equity investments	60%
Fixed-income investments	40%
Total	100%

At December 31, 2006 and 2005, the pension plan assets were invested among the following asset categories based on fair value:

	December 31,
	2005	2006
Equity securities	59%	61%
Fixed-income	40%	38%
Other	1%	1%
Total	100%	100%

The plan seeks to maximize return within reasonable and prudent levels of risk. The overall long-term objective of the Plan is to achieve a rate of return that exceeds the actuarially assumed rate of return. In the short term, the objective of the plan is to achieve a rate of return over three-year rolling periods that ranks in the top 40% of a universe of similarly managed portfolios and that outperforms a target index constructed using the following components and weights:

Weights	Component Index
40%	LB Intermediate Gov/Credit Bond Index
60%	S&P 500 Index

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Under the investment guidelines, cash equivalent investments will be held as necessary to meet the liquidity needs of the Plan. The Plan’s cash should be invested in a well-diversified portfolio of high quality cash equivalent instruments or money market funds that use similar diversification and quality constraints.

The domestic equity portfolios will invest in well diversified portfolios of domestic common stocks, American Depository Receipts and issues convertible into common stock that trade on the major U.S. exchanges and in the over-the-counter market. The objective for the domestic equity securities is to achieve a rate of return over a three year period that ranks in the top 40% of a universe of similarly managed equity portfolios and outperforms the S&P 500 Index or a style specified benchmark, net of fees.

The investment grade fixed income portfolio should invest in a well diversified mix of debt instruments, including, domestic treasury, agency, mortgage-backed, asset-backed, corporate, cash equivalent, Euro-dollar, 144As, and Yankee issues. The portfolio is subject to certain limitations as follows; 1) no more than 5% of the portfolio at market should be invested in issues of a single issuer; 2) a portion of the non-dollar denominated issues in aggregate should not exceed 10% of the total portfolio, at market and 3) no less than 80% of the portfolio should be of “investment grade” quality. The objective of the investment grade fixed income portfolio, including cash held in the portfolio is to achieve a rate of return over rolling three year periods that ranks in the top 40% of a universe of similarly managed fixed income portfolios and outperforms the Lehman Brothers Intermediate Government/Credit Bond Index, net of fees.

The Plan’s managers may use derivative instruments, unless they would cause the plan to be leveraged in any way or be exposed to risks that it would not inherently encounter by investing in the securities allowed by the policy.

The following table sets forth the changes in the benefit obligation for the Company’s benefit plan:

	2005	2006
Projected benefit obligation, beginning of year	$11,248,139	$11,112,583
Service cost and expenses	274,057	42,200
Interest cost	620,142	598,362
Actuarial (gain) or loss	34,910	(390,900)
Benefits paid	(374,768)	(492,769)
Curtailment loss	(689,897)	—
Projected benefit obligation, end of year	$11,112,583	$10,869,476

Service costs decrease from 2005 to 2006 due primarily to the plan freeze effective October 15, 2005.

The following table sets forth the changes in the fair value for the Company’s benefit plan:

	2005	2006
Fair value of plan assets, beginning of year	$7,339,179	$7,598,745
Actual return of plan assets, net of expenses paid	293,508	822,157
Employer contributions	340,826	351,748
Benefits paid	(374,768)	(492,769)
Fair value of plan assets, end of year	$7,598,745	$8,279,881

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The funded status of the pension plans at year end was as follows:

	2005	2006
Plan assets at fair value	$7,598,745	$8,279,881
Projected benefit obligations	11,112,583	10,869,476
Plan assets less than projected benefit obligation	(3,513,838)	(2,589,595)
Unrecognized net loss	3,073,223	2,396,648
Unrecognized prior service costs	—	—
Unrecognized transition obligation	(13,836)	—
Net prepaid (accrued) benefit cost	$(454,451)	($192,947)

The Company used the straight line method as its alternate amortization method in amortizing unrecognized net loss for 2005 and 2006. The service cost attributable to service accruals has been eliminated due to the plan freeze. The curtailment charge accounted for in 2005 includes the immediate recognition of all unamortized prior service costs, therefore no amortization changes remain.

Amounts recognized in the statement of financial position consist of:

	2005	2006
Accumulated benefit obligation	$(11,112,583)	($10,869,476)
Fair value of plan assets	7,598,745	8,279,881
Accrued benefit cost	(3,513,838)	(2,589,595)
Intangible asset	—	—
Accumulated other comprehensive income	3,059,387	2,396,648
Net amount prepaid (accrued) benefit cost	$(454,451)	($192,947)

The following components of net pension cost for the year were as follows

	2005	2006
Service Cost	$274,057	$42,200
Interest Cost	620,142	598,362
Expected Return on Plan Assets	(673,851)	(675,034)
Amortization of net loss	133,076	138,551
Amortization of prior service costs	44,473	—
Amortization of transition asset	(23,730)	(13,836)
Curtailment loss	542,223	—
Net periodic cost	$916,390	$90,243

The net periodic cost for 2007 is expected to decrease to approximately $83,000, which compares to the expense for 2006 of approximately $90,000.

The weighted average assumptions used to determine projected benefit obligations were as follows:

	2005	2006
Discount rate	5.50%	5.75%
Rate of compensation increase	n/a	n/a

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average assumptions used to determine net periodic pension costs were as follows:

	2005	2006
Discount rate	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.00%	n/a

The Company expects to contribute approximately $906,000 to the benefit plan in 2007.

The following estimated future benefit payments over the next five fiscal years and in aggregate five fiscal years thereafter. These benefit payments reflect expected future employee services:

Years	Amount
2007	$515,165
2008	$567,763
2009	$589,988
2010	$606,142
2011	$599,877
2012-2016	$3,570,151

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

The following table shows the incremental effect of applying FASB Statement No. 158 on the Balance Sheet as of December 31, 2006,

	December 31, 2006
	Before Application of Statement 158	Adjustments	After Application of Statement 158
Liability for pension benefits	$2,589,595	—	$2,589,595
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(2,396,648)	2,396,648	—
Unrecognized net loss on pension plan	—	(2,396,648)	(2,396,648)
Total stockholders’ deficit	(152,189,905)	—	(152,189,905)

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Commitments, Contingencies and Other

Capital Leases

The Company is obligated under various capital leases for certain broadcast equipment, office furniture, fixtures and other equipment that expire at various dates during the next two years. At December 31, 2005 and 2006, the net amount of property and equipment recorded under capital leases was $66,000 and $22,000, respectively. Amortization of assets held under capital leases is included with depreciation and amortization of property and equipment.

Operating Leases

The Company also has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2006 are as follows:

	Capital Leases	Operating Leases
	(dollars in thousands)
Year ending December 31:
2007	$22	$1,699
2008	—	1,438
2009	—	1,037
2010	—	274
2011	—	76
Thereafter	—	295
Total minimum lease payments	$22	$4,819

Future minimum lease payments under non-cancelable operating leases are net of sublease income of approximately $276,000, $276,000 and $115,000 for 2007, 2008 and 2009, respectively. Rental expense charged to continuing operations under operating leases for the years ended December 31, 2004, 2005 and 2006 was approximately $2.6 million, $2.2 million and $2.0 million, respectively.

Network Affiliation Agreements

In September 2005, the Company renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV. The renewed ABC affiliations expire on December 31, 2009.  In September 2004, the Company renewed its affiliations with CBS with respect to WLNS-TV and KLFY-TV. In March 2005 the Company renewed its affiliation with NBC with respect to KWQC-TV. The renewed CBS affiliations expire on September 30, 2012 and the renewed NBC affiliation expires on January 1, 2015. In November 2006, the Company renewed its affiliation with CBS with respect to KELO-TV and its satellite stations (KCLO-TV, KDLO-TV and KPLO-TV) that expire on April 2, 2015. Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On March 16, 2006, KRON-TV, which was previously an independent station, entered into an affiliation agreement with MyNetworkTV. The MyNetworkTV affiliation agreement is for a term of five years commencing with the 2006/2007 broadcast season. MyNetworkTV launched on September 5, 2006.

Contract Claims Settlement

During 2005, the Company received certain amounts in connection with the settlement of contract claims that it had brought against a third party. Approximately $420,000 of the settlement amount received was recorded as a reduction of previously expensed legal fees. Also, during 2005, in connection with the settlement, the Company recognized approximately $1.2 million of revenue in respect of the period from the quarter ended June 30, 2001 to the quarter ended June 30, 2005.

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

10.   Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate basic earnings per share. The outstanding stock options and deferred stock units have not been included in the computation of diluted earnings per share because they would be anti-dilutive.

For the years ended December 31, 2004, 2005 and 2006, the following common stock equivalents have been excluded in the computation as they are anti-dilutive on the loss per share:

	2004	2005	2006
Deferred Stock Units	—	—	152,928
Stock Options (1)	75,519	—	—
Total Common Stock Equivalents	75,519	—	152,928

(1)          For the years ended December 31, 2005 and 2006, no outstanding stock options were considered common stock equivalents since the exercise price of all previously granted stock options was greater than the average market price of the common shares.

Young Broadcasting Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Quarterly Financial Data (Unaudited)

The following summarizes the Company’s results of operations for each quarter of 2006 and 2005 (in thousands, except per share amounts). The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Quarter
Net operating revenue	$48,386	$56,755	$53,551	$66,460	$225,152
Operating expenses, excluding depreciation expense	17,071	16,944	18,288	17,768	70,071
Amortization of program license rights	6,856	6,817	7,011	6,671	27,355
Write-down of program licenses	—	200	4,344	—	4,544
Selling, general and administrative expenses, excluding depreciation expense	16,848	16,985	17,303	17,133	68,269
Depreciation and amortization	4,793	4,728	4,458	4,370	18,349
Corporate overhead, excluding depreciation expense	3,626	3,418	3,317	3,191	13,552
Operating (loss) income	(808)	7,663	(1,170)	17,327	23,012
Interest expense, net	(15,859)	(16,480)	(17,104)	(17,092)	(66,535)
Other (expense) income, net	(1,228)	(330)	(1,318)	873	(2,003)
	(17,087)	(16,810)	(18,422)	(16,219)	(68,538)
(Loss) income before provision from income taxes	(17,895)	(9,147)	(19,592)	1,108	(45,526)
(Provision) benefit from income taxes	(12,741)	(1,842)	3,850	(382)	(11,115)
Net (loss) income	$(30,636)	$(10,989)	$(15,742)	$726	$(56,641)
Net (loss) income per common share—basic and diluted	$(1.46)	$(0.52)	$(0.72)	$0.03	$(2.64)
Weighted average shares:
Basic	20,937,955	21,223,347	21,758,368	21,947,373	21,470,334
Diluted	20,937,995	21,223,347	21,758,368	22,088,056	21,470,334

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Quarter
Net operating revenue	$45,509	$50,865	$47,481	$53,623	$197,478
Operating expenses, excluding depreciation expense	17,828	18,771	17,968	18,516	73,083
Amortization of program license rights	5,335	5,271	6,291	7,048	23,945
Selling, general and administrative expenses, excluding depreciation expense	17,606	16,067	16,936	16,533	67,142
Depreciation and amortization	6,392	6,044	4,807	4,831	22,074
Corporate overhead, excluding depreciation expense	4,090	3,064	2,728	3,125	13,007
Operating (loss) income	(5,742)	1,648	(1,249)	3,570	(1,773)
Interest expense, net	(15,824)	(15,413)	(15,446)	(15,596)	(62,279)
Non-cash change in market valuation of swaps	(1,823)	1,165	(882)	(354)	(1,894)
Loss on extinguishment of debt	—	(18,626)	—	—	(18,626)
Other expense, net	(155)	(149)	(148)	269	(183)
	(17,802)	(33,023)	(16,476)	(15,681)	(82,982)
Loss from continuing operations before provision from income taxes	(23,544)	(31,375)	(17,725)	(12,111)	(84,755)
Provision for income taxes	(7,015)	(4,779)	(3,440)	(2,564)	(17,798)
Loss from continuing operations	(30,559)	(36,154)	(21,165)	(14,675)	(102,553)
Income from discontinued operations, net of taxes	11,207	—	—	—	11,207
Net loss	$(19,352)	$(36,154)	$(21,165)	$(14,675)	$(91,346)
Loss per common share:
Loss from continuing operations	$(1.53)	$(1.81)	$(1.03)	$(0.71)	$(5.03)
Income from discontinued operations, net	0.56	—	—	—	0.55
Net loss per common share—basic and diluted	$(0.97)	$(1.81)	$(1.03)	$(0.71)	$(4.48)
Weighted average shares—basic and diluted	20,055,996	20,121,791	20,598,750	20,705,520	20,369,226

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Bal. at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(2)	Bal. at End of Period
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$1,125,000	888,000	(28,000)	(1)	923,000	$1,062,000
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$1,062,000	795,000			807,000	$1,050,000
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,050,000	365,000			209,000	$1,206,000

(1)           Amount relates to the sale of WTVO-TV recorded to discontinued operations.

(2)           Write-off of uncollectible accounts. In addition, the Company periodically reviews its reserve for bad debts and the allowance for doubtful accounts based upon accounts receivable balances. Based on these measures, the Company reduced its allowance for doubtful accounts in December 2004 and December 2005.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, our company’s internal control over financial reporting is effective.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. This report appears on page 60.

Item 9B.               Other Information

Not Applicable

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Information called for by Item 10 is set forth in the Company’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which is incorporated herein by this reference.

Item 11.                 Executive Compensation.

Information called for by Item 11 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information called for by Item 12 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

Item 14.                 Principal Accounting Fees and Services

Information called for by Item 14 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   Financial statements and the schedule filed as a part of this report are listed on the “Index to Consolidated Financial Statements” at page 58 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

(b)   Exhibits

EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company(1)
3.2	Second Amended and Restated By-laws of the Company(2)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(4)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(4)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(5)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(6)
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(6)
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(7)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(7)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(7)
10.1*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(5)
10.2*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(5)
10.3*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(5)
10.4(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald Kwasnick (5)
10.4(b)*	Severance and Release Agreement, dated as of July 9, 2004, between the Company and Ronald Kwasnick (8)
10.5	Affiliation Agreement, dated as of September 26, 2005, between Young Broadcasting Inc. and The ABC TV Network, relating to WKRN, WTEN, WRIC, WATE and WBAY**(9)
10.6	Affiliation Agreement, dated as of March 16, 2005, between Young Broadcasting Inc. and The NBC TV Network, relating to KWQC**(9)
10.7(a)	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.7(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of KLFY-TV, Lafayette, Louisiana**(10)

10.8(a)	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)
10.8(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of WLNS-TV, Lansing, Michigan**(10)
10.9

Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(11)

10.10	Affiliation Agreement, dated October 15, 2003, between UPN and Young Broadcasting of Sioux Falls, Inc.(6)
10.11(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(2)
10.11(b)	First Amendment to Lease, dated January 14, 1997(4)
10.11(c)	Second Amendment to Lease, dated May 25, 1999(5)
10.11(d)	Third Amendment to Lease, dated January 14, 2000(5)
10.11(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(5)
10.12(a)	Fourth Amended and Restated Credit Agreement, dated as of May 3, 2005(12)
10.12(b)	First Amendment to Fourth Amended and Restated Credit Agreement, dated May 30, 2006(17)
10.12 (c)	Increase Joinder to the Fourth Amended and Restated Credit Agreement, dated May 30, 2006(17)
10.13(a)	Young Broadcasting Inc. 2004 Equity Incentive Plan(13)
10.13(b)	Form of Restricted Stock Award Agreement(8)
10.13(d)	Form of Deferred Stock Award Agreement(8)
10.14	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz(6)
10.15(a)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Vincent J. Young(14)
10.15(b)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Deborah McDermott(14)
10.15(c)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and James Morgan(14)
10.16	Young Broadcasting Inc. 2003 Non-Employee Directors Deferred Stock Unit Plan(15)
10.17	Young Broadcasting Inc. Supplemental Executive Deferred Compensation Plan(8)
10.18(a)	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the 10% Senior Subordinated Notes due 2011(5)
10.18(b)	Indenture Supplement No. 1 dated as of August 27, 2004(10)
10.19(a)	Indenture, dated December 23, 2003, among the Company, the Subsidiary Guarantors and Wachovia Bank, N.A. relating to the 8 ¾% Senior Subordinated Notes due 2014(6)
10.19(b)	Indenture Supplement No. 1 dated as of August 27, 2004(10)
10.20	Confirmation dated May 6, 2005, between Merrill Lynch and the Company relating to the May 8, 2006 interest rate swap agreement(18)

10.21	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(16)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

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

(17)   Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein reference.

(18)        Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

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

YOUNG BROADCASTING INC.

Date: March 9, 2007	BY	/s/ VINCENT J. YOUNG
Vincent J. Young
Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ VINCENT J. YOUNG	Chairman and Director
Vincent J. Young	(principal executive officer)	March 9, 2007

/s/ JAMES A. MORGAN	Executive Vice President, Chief
James A. Morgan	Financial Officer (principal	March 9, 2007
financial officer and principal
accounting officer) and Director

/s/ DEBORAH A. MCDERMOTT	President and Director	March 9, 2007
Deborah A. McDermott

/s/ REID MURRAY	Director	March 9, 2007
Reid Murray

/s/ ALFRED J. HICKEY, JR.	Director	March 9, 2007
Alfred J. Hickey, Jr.

/s/ LEIF LOMO	Director	March 9, 2007
Leif Lomo

/s/ RICHARD C. LOWE	Director	March 9, 2007
Richard C. Lowe

/s/ DAVID C. LEE	Director	March 9, 2007
David C. Lee