Form 10-Q
period 2007-03-31
YOUNG BROADCASTING INC /DE/
filed 2007-05-08
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
March 31, 2007	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State of other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

599 Lexington Avenue

New York,  New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code:     (212)  754-7070

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

Number of shares of Common Stock outstanding as of April 23, 2007: 20,274,883 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,545,612	$49,360,686
Short-term commercial paper	39,789,866	30,387,381
Trade accounts receivable, less allowance for doubtful accounts of $1,206,000 in 2006 and $1,232,000 in 2007	39,660,950	34,053,275
Current portion of program license rights	19,688,256	13,487,325
Prepaid expenses	2,888,298	2,705,891
Other current assets	1,003,762	1,022,600
Total current assets	169,576,744	131,017,158

Property and equipment, less accumulated depreciation and amortization of $191,516,000 in 2006 and $194,169,000 in 2007	67,591,170	66,610,259
Program license rights, excluding current portion	2,781,183	2,194,875
Deposits and other assets	4,106,555	4,242,148
Investments in unconsolidated subsidiaries	3,369,077	3,421,143
Indefinite lived intangible assets	475,928,822	475,928,822
Definite lived intangible assets	61,250,371	60,201,364
Deferred charges, less accumulated amortization of $4,945,000 in 2006 and $5,381,000 in 2007	10,097,789	9,663,032
Total Assets	$794,701,711	$753,278,801

Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$8,639,954	$6,077,529
Accrued interest	21,066,771	9,225,449
Accrued salaries and wages	5,898,097	2,894,743
Accrued expenses	7,707,896	7,691,468
Current installments of program license liability	19,290,164	13,262,538
Current installments of long term debt	3,500,000	3,500,000
Current installments of obligations under capital leases	21,830	14,125
Total current liabilities	66,124,712	42,665,852

Program license liability, excluding current installments	6,032,066	5,142,019
Long-term debt, excluding current installments	828,337,529	827,317,716
Deferred tax liability and other long-term tax liabilities	38,311,413	46,104,738
Other liabilities	8,085,896	8,433,727
Total liabilities	946,891,616	929,664,052

Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,027,108 shares at 2006 and 20,138,095 shares at 2007	20,027	20,138
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2006 and 2007	1,941	1,941
Additional paid-in capital	389,092,306	390,502,966
Accumulated other comprehensive loss	(1,629,947)	(1,817,902)
Accumulated deficit	(539,674,232)	(565,092,394)
Total stockholders’ deficit	(152,189,905)	(176,385,251)
Total liabilities and stockholders’ deficit	$794,701,711	$753,278,801

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Net operating revenue	$48,386,469	$46,847,582

Operating expenses, excluding depreciation expense	17,070,679	15,904,984
Amortization of program license rights	6,855,817	6,070,467
Selling, general and administrative expenses, excluding depreciation expense	16,848,275	17,783,086
Depreciation and amortization	4,792,818	4,297,190
Corporate overhead, excluding depreciation expense	3,626,051	3,672,713
Operating loss	(807,171)	(880,858)

Interest expense, net	(15,859,246)	(17,040,314)
Other expense, net	(1,053,637)	305,381
	(16,912,883)	(16,734,933)

Loss before expense for income taxes	(12,915,274)	(17,615,791)
Income tax expense	(12,917,029)	(7,756,160)
Net loss	$(30,635,328)	$(25,371,951)

Basic and diluted net loss per common share:

Net loss per common share	($1.46)	($1.15)

Weighted average shares — Basic and dilutive	20,937,995	22,046,603

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Deficit
Balance at December 31, 2006	$20,027	$1,941	$389,092,306	$(539,674,232)	$(1,629,947)		$(152,189,905)

Contribution of shares into Company’s
defined contribution plan	146		411,556				411,702

Cancellations under restricted stock plan	(35)		(51,420)				(51,455)

Restricted stock plan compensation			1,050,524				1,050,524

FIN 48 Adoption.				(46,211)		(46,211)	(46,211)

Net loss for the three months ended March 31, 2007.				(25,371,951)		(25,371,951)	(25,371,951)

Unrealized gain on derivative instrument					(187,955)	(187,955)	(187,955)
Total comprehensive loss						(25,544,750)

Balance at March 31, 2007.	$20,138	$1,941	$390,502,966	($565,092,394)	($1,817,902)		($176,385,251)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities
Net loss	$(30,635,328)	(25,371,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,358,523	2,812,243
Provision for uncollectible accounts	147,440	130,990
Amortization of program license rights	6,855,817	6,070,467
Amortization of intangibles and deferred charges	1,434,295	1,484,947
Non-cash compensation	1,016,467	1,565,002
Loss (income) on unconsolidated subsidiaries, net of dividend	1,186,498	(52,066)
Provision for income taxes	12,917,029	7,756,160
Loss (gain) on sale of fixed assets	1,135	(9,980)
Unrealized appreciation on investments	—	(252,987)
Payments on programming license liabilities	(6,699,300)	(6,846,521)
Decrease in trade accounts receivable	5,794,529	5,476,685
Decrease in prepaid expenses	25,793	182,407
Decrease in trade accounts payable	(1,604,850)	(1,916,806)
Decrease in accrued expenses and other liabilities	(14,292,637)	(15,420,186)
(Increase) decrease in other assets	(54,668)	275,277
Net cash used in operating activities	(20,549,257)	(24,116,319)

Investing activities

Capital expenditures	(938,345)	(1,837,607)
Purchase of short-term commercial paper	—	(30,134,394)
Maturities of short-term commercial paper	—	40,000,000
Realized appreciation of short-term commercial paper	—	(210,134)
Increase in cash invested over three months	(1,250)	(18,838)
Proceeds from disposal of fixed assets	555	16,255
Net cash (used in) provided by investing activities	(939,040)	7,815,282

Financing activities
Principal payments under capital lease obligations	(16,836)	(7,705)
Principal payments on Credit Facility	(750,000)	(875,000)
Deferred Financing Costs incurred	—	(1,184)
Net cash used in financing activities	(766,836)	(883,889)

Net decrease in cash	(22,255,133)	(17,184,926)
Cash and cash equivalents at beginning of year	78,099,123	66,545,612
Cash and cash equivalents at March 31	55,843,990	49,360,686

Supplemental disclosure of cash flow information
Interest paid	$28,436,462	$30,177,932

See accompanying notes to consolidated financial statements.

1. Basis of Presentation

The business operations of Young Broadcasting Inc. and subsidiaries (the “Company”) consist of ten network affiliated stations (five with ABC, three with CBS, one with NBC and one with MyNetworkTV).  KRON-TV had been independent until March 16, 2006, when it entered into an affiliation agreement with MyNetworkTV.  On March 28, 2006, KELO-TV, KDLO-TV and KPLO-TV, our digital stations, also entered into an affiliation agreement with MyNetwork TV.  The MyNetwork TV affiliation agreements are for a term of five years commencing with the 2006-2007 broadcast season.  MyNetworkTV started operations on September 5, 2006.  The markets served by our stations are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company’s wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

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

For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used.  Four of the Company’s stations have equity-method investments in third parties that operate transmitting towers used by the Company.  Accordingly, the Company’s share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company.  The Company recorded its share of losses of approximately $1.2 million and its share of earnings of approximately $47,000 for the three months ended March 31, 2006 and 2007, respectively.

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year.  Previously, certain income taxes were reflected in other expense, net in the income statement.  Effective for the first quarter of 2007, the Company began recording these income taxes as part of the income tax expense in the income statement, leading to a reclassification from other expense, net to income tax expense of approximately $176,000.

Operating results of interim periods are not necessarily indicative of results for a full year.  For further information, refer to consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

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

On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers (collectively, the “Exchange Agreements”). Pursuant to the Exchange Agreements, options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised stock options held by such executive officers, were cancelled and, in exchange for such cancelled options (which had a fair market value of approximately $182,000), the executive officers were awarded an aggregate of 318,791 deferred stock units (which had an aggregate value of approximately $602,000) under the 2004 Plan.  The compensation expense associated with the fair market value of the deferred stock units ($602,000) is being recognized ratably over the three year vesting period.

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

On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options. Under the terms of this offer, participating employees had the ability to exchange their outstanding options with an exercise price of less than $30.44 per share for new restricted shares that vest over a period of three years. The number of restricted shares to be received was based upon certain exchange ratios. In order to participate in this offer, employees were required to tender all of their options, regardless of when granted or the exercise price. Pursuant to the terms of the offer, tendered options with exercise prices of $30.44 or above were to be cancelled upon expiration of the offer, without the payment of any consideration.  Options to purchase an aggregate of 949,776 shares of common stock were eligible for participation in the offer. The offer expired on December 30, 2005, at which time the Company accepted for exchange and cancelled options to purchase a total of 945,776 shares of Common Stock with a fair market value of approximately $181,000, and issued an aggregate of 158,992 restricted shares of Class A common stock, under the 2004 Plan, for an aggregate value of approximately $401,000.  The compensation expense associated with the fair market value of the restricted stock issued ($401,000) is being recognized ratably over the three year vesting period.

Stock Options

As a result of the above-discussed Exchange Agreements and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested which were fully expensed during the three months ended March 31, 2006, in the amount of approximately $5,000.  The Company had 535,417 stock options outstanding at December 31, 2006 and March 31, 2007.

Restricted Shares and Deferred Stock Units

The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company’s Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $582,000 and $999,000, respectively, for the three months ended March 31, 2006 and 2007.

There were 2,176,679 and 2,141,672 unvested restricted shares and deferred stock units as of December 31, 2006 and March 31, 2007, respectively, with a weighted average share price of $4.13 at both dates.

The Company estimates it will record additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $2.4 million for the remainder of 2007 and approximately $2.4 million and $727,000 during 2008 and 2009, respectively.

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

The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2006			As of March 31, 2007
	(dollars in thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite-lived intangible assets:
Network Affiliations	$91,164	$(33,783)	$57,381	$91,164	$(34,500)	$56,664
Other intangible assets	13,401	(9,532)	3,869	$13,401	$(9,864)	$3,537
	$104,565	$(43,315)	$61,250	$104,565	$(44,364)	$60,201

Aggregate amortization expense for the three months ended March 31, 2006 and 2007 was $1.1 million and $1.0 million, respectively.

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

4. Long —Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246.9 million outstanding principal amount of 8½% Senior Notes Due 2008.  The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility.  The credit facility bears a floating interest rate, based upon LIBOR, which was 7.88% at March 31, 2007.  On May 3, 2005, the full amount of the term loan was borrowed.  Approximately $278.0 million of the proceeds of such term loan borrowing was used to pay fees and expenses related to the amended credit facility and to finance the purchase of the Senior Notes in the tender offer, including the payment of related premiums, accrued interest, fees and expenses.  The balance of the term loan borrowing was used for working capital.  The term loan will mature in 2012 and the revolving facility will mature in 2010.  The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

On May 30, 2006, the Company entered into (i) the First Amendment (the “First Amendment”) to the Senior Credit Facility and (ii) the Increase Joinder (the “Increase Joinder”) to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the Eurodollar Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility).  As a result of the margin increases, the Base Rate and the Eurodollar Rate margins are now equal to 1.50% and 2.50%, respectively.  The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The proceeds of the incremental term loan borrowing was used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing.  As of March 31, 2007, approximately $344.3 million was outstanding under the term loan portion of the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility.  The swap  expires on May 8, 2008.  Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments

and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss).  For the three months ended March 31, 2007 a loss of approximately $188,000, was recorded in other comprehensive income (loss).

Long-term debt at December 31, 2006 and March 31, 2007 consisted of the following:

	12/31/06		3/31/07
	(in thousands)
Senior Credit Facility	$345,125		$344,250
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	346,713	(1)	346,568	(1)
Total Long Term Debt	$831,838		$830,818
Less:
Scheduled current maturities	(3,500)		(3,500)
Long term debt excluding all current installments(2)	$828,338		$827,318

(1)             Includes unamortized premium balances of $2.4 million and $2.3 million as of December 31, 2006 and March 31, 2007.

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

5. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption and after recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $3.1 million, all of which, if recognized, would affect the effective tax rate in future periods.

Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 for the payment of interest and penalties accrued at January 1, 2007 included in the unrecognized tax benefit of $2.1 million as discussed above.

During the three months ended March 31, 2007, the Company recognized a benefit of approximately $96,000, primarily related to an increase in a refund from the settlement of an income tax audit.

While the Company does not anticipate any significant changes to the total amount of income tax liabilities within the next twelve months, there can be no assurance that the outcomes from examinations will not have a significant impact on individual tax positions of the Company.

With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2002.

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $427.7 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three months ended March 31, 2006 and 2007 primarily consists of deferred income taxes of $12.6 million and $7.8 million, respectively, related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $12.4 million to increase deferred tax liabilities during the remaining nine months of 2007.

6. Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute approximately $906,000 to the benefit plan in 2007.  For the three months ended March 31, 2007 approximately $254,000 has been contributed.

Components of the net periodic benefit plan were as follows:

	Three Months Ended March 31,
	2006	2007
Service cost	$10,550	$10,500
Interest cost	149,591	153,000
Expected return of plan assets	(168,759)	(177,250)
Amortization of the unrecognized obligation or transition asset	(3,459)	—
Recognized losses	34,638	34,500
Net periodic cost	$22,561	$20,750

7. Commitments and Contingencies

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

For the three months ended March 31, 2007, common stock equivalents, consisting of 608,575 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three months ended March 31, 2006, common stock equivalents, consisting of 151,309 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share.   For the three months ended March 31, 2007 and 2006, there are no shares underlying outstanding stock options, since the exercise price of all previously granted stock options was greater than the average market price of the common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS ARE ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS REPORT. THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT CONCERN, AMONG OTHER THINGS, CERTAIN STATEMENTS UNDER “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, VOLATILITY IN PROGRAMMING COSTS AND THE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations.  MD&A is organized as follows:

Overview of our Business — This section provides a general description of the Company’s business, as well as recent developments that have occurred since December 31, 2006 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

Results of Operations — This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2007 and 2006.  This analysis is presented on a consolidated basis.  In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources — This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2007 and 2006.  Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 60% of the gross revenue of the Company’s stations for the three months ended March 31, 2007 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

	Three Months Ended March 31,
	2006		2007
	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$32,591	58.0%	$32,474	59.6%
National	17,515	31.2	17,181	31.5
Network	583	1.0	582	1.1
Political	1,242	2.2	518	1.0
Barter	1,746	3.1	1,021	1.9
Production/Other	2,513	4.5	2,686	4.9
Total	56,190	100.0	54,462	100.0

Commissions	(7,804)	(13.9)	(7,615)	14.0

Net Revenue.	$48,386	86.1%	$46,847	86.0%

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth the Company’s operating results for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

	For the three months ended March 31,
	(in thousands)
	2006	2007	Change	%
				Change
Net revenue	$48,386	$46,847	($1,539)	(3.2%)

Operating expenses, including SG&A	33,919	33,688	(231)	0.7
Amortization of program license rights	6,855	6,070	(785)	11.5
Depreciation and amortization	4,793	4,297	(496)	10.3
Corporate overhead, excluding depreciation expense	3,626	3,673	47	1.3
Operating loss	(807)	(881)	(74)	9.2

Interest expense, net	(15,859)	(17,040)	(1,181)	(7.4)
Other (expense) income	(1,052)	305	1,357	129.0
	(16,911)	(16,735)	176	1.0

Loss from continuing operations before income taxes	(17,718)	(17,616)	102	1.0

Income tax expense	(12,917)	(7,756)	5,161	40.0

Net loss	$(30,635)	$(25,372)	($5,263)	17.2%

Basic net loss per common share	$(1.46)	($1.15)
Basic shares used in earnings per share calculation	20,937,995	22,046,603

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 5% of total revenues.  Net revenue for the three months ended March 31, 2007 was $46.8 million, as compared to $48.4 million for the three months ended March 31, 2006, a decrease of $1.5 million or 3.2%.  The major components of, and changes to, net revenue were as follows:

•                  The Company’s gross local revenues for three months ended March 31, 2007 decreased by less than 1.0% compared to the three months ended March 31, 2006, and gross national revenues for the three months ended March 31, 2007 were down 2.0% compared to the prior year.  While gross local revenues were down slightly year over year, local revenues were up at five of the ten stations.  While gross local revenue was down slightly year over year, local revenues were up at five of the ten stations for the three months ended March 31, 2007.  The three CBS affiliated stations benefited from Superbowl revenue, which increased their local revenues year over year.   Gross national revenues were down year over year, due to decreased spending in several markets served by our stations by various national accounts.

•                  Gross political revenue for the three months ended March 31, 2007 was $518,000, as compared to $1.2 million for the three months ended March 31, 2006, a decrease of approximately $724,000.  During 2006, there were various local races at six of the ten stations, the most significant of which were noted in Michigan, Iowa, South Dakota and San Francisco, with no such races occurring during 2007.

•                  Barter revenue decreased approximately $725,000 for the three months ended March 31, 2007.  This decrease was due mainly to a significant elimination of barter programming at one of the Company’s stations.

•                  Other revenue increased approximately $173,000, due primarily to an increase in retransmission consent revenue of approximately $128,000 for the three months ended March 31, 2007, which represents consideration received from some satellite and cable providers in return for consent to retransmission of the signals of the Company’s television stations.  In some cases, the consideration is based on the number of subscribers receiving the signals.

Operating expenses, including selling, general and administrative expenses, for the three months ended March 31, 2007 were $33.7 million as compared to $33.9 million for the three months ended March 31, 2006, a decrease of $231,000, or 0.7%.  The major components and changes in operating expenses were as follows:

•                  Personnel costs decreased approximately $576,000 year over year.  In conjunction with the Company’s cost cutting initiatives which commenced in 2005, one of the Company’s stations recorded severance expense of approximately $322,000 during the first quarter of 2006, with no such expense recorded in the first quarter of 2007.  The remaining decrease is the result of the continued cost cutting initiatives and headcount reductions that have taken place by the Company.

The following items acted to offset these changes;

•                  Included in selling, general and administrative expenses is non-cash compensation expense of approximately $1.6 million for the three months ended March 31, 2007, of which approximately $999,000 relates to restricted and deferred stock awards.  The remaining $566,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan.  This compares to non-cash compensation of approximately $1.0 million for the three months ended March 31, 2006, an increase of approximately $600,000.  This increase is due primarily to the increased non-cash compensation expense associated with restricted and deferred stock units awarded in June 2006.

Amortization of program license rights for the three months ended March 31, 2007 was $6.1 million, compared to $6.9 million for the three months ended March 31, 2006, a decrease of $785,000, or 11.5%.  The decrease for the three months ended March 31, 2007 was due to a programming write-down recorded at one of the Company’s stations which was taken during the third quarter in 2006, which reduced the programs future amortization expense.

Depreciation of property and equipment and amortization of intangible assets was $4.3 million for the three months ended March 31, 2007 as compared to $4.8 million for the three months ended March 31, 2006, a decrease of $496,000 or 10.3%.  The decrease is due primarily to various furniture, fixtures and computers at two of the Company’s stations becoming fully depreciated during the second quarter of 2006.

Corporate Overhead for the three months ended March 31, 2007 was $3.7 million as compared to $3.6 million for the three months ended March 31, 2006, an increase of 47,000, or 1.3%.  The major components and changes in corporate expenses were as follows:

•                  Personnel costs were up approximately $260,000, due in part to the mark to market of the assets held in the executive deferred compensation plan of approximately $251,000 for the three months ended March 31, 2007 as compared to the mark to market of the deferred compensation plan of approximately $98,000 for the three months ended March 31, 2006.  The remaining increase is due to standard inflationary and contractual salary increases.

The following acted to offset the increase:

•                  Travel expenses were down approximately $71,000, due primarily to expenses associated with a sales meeting that occurred during the first quarter of 2006, with no such meeting or expenses occurring during the first quarter of 2007.

•                  Professional fees were down approximately $114,000 during the first quarter of 2007 due to an overall reduction in expenses relating to the Company’s continued review and compliance with corporate governance legislation.

Interest expense for the three months ended March 31, 2007 was $17.0 million, compared to $15.9 million for the same period in 2006, an increase of $1.2 million, or 7.4%.   The Company received a payment on its interest rate swaps of approximately $187,398 for the three months ended March 31, 2007, respectively, which was recorded as a reduction of interest expense.  In May 2006, the Company requested an incremental term loan of $50.0 million under the Senior Credit Facility through an Increase Joinder.  Furthermore, the Senior Credit Facility and incremental term loan bears various floating interest rates, based upon LIBOR, of 7.88% at March 31, 2007, as compared to rates ranging from 7.0% to 7.25% at March 31, 2006, thus increasing interest expense for the first quarter of 2007.

Other expense decreased approximately $1.4 million.  During the first quarter of 2006, the Company recorded its share of losses of approximately $1.2 million on its equity investments in third parties for tower agreements.  This compares to earnings of approximately $47,000 recorded by the Company on its equity investments for the first quarter of 2007.  The remaining decrease relates primarily to the gain recorded by the Company of approximately $251,000 during the first quarter of 2007 for the mark to market of the executive deferred compensation plan, as compared to the mark to market of the deferred compensation plan of approximately $98,000 for the three months ended March 31, 2006.

The Company recorded an income tax provision of $7.8 million and $12.9 million for the three months ended March 31, 2007 and 2006, respectively.  This provision includes a deferred tax liability of $7.8 million and $12.6 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for 2007 and 2006, respectively, which continues to be amortized for tax purposes.

As a result of the above-discussed factors, the net loss for the Company was $25.4 million for the three months ended March 31, 2007, compared to a net loss of $30.6 million for the three months ended March 31, 2006, a change of $5.3 million, or 17.2%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands).

	Three Months Ended 31,
	2006	2007
Net cash provided by (used in):
Operating activities	$(20,549)	$(24,116)
Investing activities	(939)	7,815
Financing activities	(767)	(884)
Net decrease in cash and cash equivalents	$(22,255)	$(17,185)

	December 31,	March 31,
	2006	2007
Cash and cash equivalents	$66,546	$49,361
Short-term commercial paper	$39,790	$30,387
Long-term debt, including current portion	$831,859	$830,832
Available under senior credit agreement	$20,000	$20,000

The Company’s cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming.  Any significant decline in the advertising market or performance of the television programming could adversely impact the Company’s cash flow from operations.

The performance of KRON-TV has a large impact on the Company’s operating results.  Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market.  The Company’s operating results have been adversely affected by a slower than expected recovery in the San Francisco market.

The Company has renewed its affiliations with ABC with respect to WKRN-TV, WTEN-TV, WRIC-TV, WATE-TV and WBAY-TV, with CBS with respect to WLNS-TV, KLFY-TV and KELO-TV and its satellite stations (KCLO-TV, KDLO-TV and KPLO-TV) and with NBC with respect to KWQC-TV.  The renewed ABC affiliations expire on December 31, 2009, the renewed CBS affiliations for WLNS-TV and KLFY-TV expire on September 12, 2012, the renewed CBS affiliation for KELO-TV and its satellite stations expire on April 2, 2015 and the renewed NBC affiliation expires on January 1, 2015.  Under the renewed ABC, CBS and NBC affiliations, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the prior agreements.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $24.1 million and $20.5 million, respectively.  The reduction of cash from operating activities for the three months ended March 31, 2007 was due primarily to the following factors:

•                  Accrued expenses and other liabilities decreased approximately $15.4 million from December 31, 2006.  Approximately $11.8 million of the decrease relates to interest payments on the Company’s 8.75% and 10% Senior Subordinated Notes as well as the Company’s Senior Credit Facility, offset slightly by interest accruals made during the first quarter of 2007. Furthermore, approximately $3.0 million relates to a decrease in the accrued salaries and wages, including bonuses, which were paid out during the first quarter of 2007, which was accrued for at December 31, 2006.

•                  The Company made approximately $6.8 million of payments on its programming liabilities for the three months ended March 31, 2007, compared to payments on its program liabilities of approximately $6.7 million from the three months ended March 31, 2006.

The following item partially offset the above reductions:

•                  Accounts receivable decreased by approximately $5.5 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively.  Historically, revenues are lower in the first quarter of the year for television broadcasters compared to the fourth quarter, due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season and a subsequent decrease in accounts receivable balances in the first quarter of the succeeding year.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2007 was approximately $7.8 million, compared to cash used in investing activities for the three months ended March 31, 2006 of $939,000. The following changes in investing activities were noted:

•                  Capital expenditures for the three months ended March 31, 2007 of approximately $1.8 million was higher than capital expenditures of $938,000 for the three months ended March 31, 2006.

•                  Purchases of short-term commercial paper was $30.1 million for the three months ended March 31, 2007, while maturities of short-term commercial paper was $40.0 million for the three months ended March 31, 2007.  There were no funds invested in short term commercial paper for the three months ended March 31, 2006.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2007 and 2006 was $884,000 and $767,000, respectively. The following changes in financing activities were noted:

•                  The Company made payments under capital lease obligations of approximately $7,705 and $16,836 for the three months ended March 31, 2007 and 2006, respectively.

•                  Additionally, the Company made a principal repayment of $875,000 and $750,000 on its Senior Credit Facility during the three months ended March 31, 2007 and 2006, respectively.

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

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility.  The swap expires on May 8, 2008.  The Company began to pay a fixed interest of 4.3425% and the Company  receives interest from the financial institution, based upon a three month LIBOR rate.  It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan  under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt.  The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and hedging activities and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss.  For the quarter ended March 31, 2007, a loss of approximately $188,000 was recorded in other comprehensive income (loss).

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

At March 31, 2007, approximately $344.3 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.  The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”)” or “Base Rate.”  In addition to the index rate, the Company pays a fixed incremental percentage at 1.25% with the Base Rate and 2.25% with LIBOR.  At March 31, 2007, the Company was paying interest based on LIBOR, and the overall rate was approximately 7.88%.  Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At March 31, 2007, the Company was in compliance with all covenants contained under the credit facility.

The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period.  Debt amounts outstanding at December 31, 2006 and March 31, 2007 were as follows:

					Annualized
	12/31/06		3/31/07		Interest Payments((1)
Senior Credit Facility	$345,125		$344,250		$27,110
8 ¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,713	(2)	346,568	(2)	34,429
Total Debt (excluding capital leases)	$831,838		$830,818		$73,789

(1)The annualized interest payments are calculated based on the outstanding principalamounts at March 31, 2007, multiplied by the interest rates of the related notes.  The annualized interest payments on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

(2) Includes an unamortized premium balance of $2.4 million and $2.3 million as of December 31, 2006 and March 31, 2007, respectively.

The Company’s total debt at March 31, 2007 was approximately $830.8 million, consisting of $344.3 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $2.3 million of bond premiums and $14,000 of capital leases. In addition, at March 31, 2007, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Credit Facility and Senior Subordinated Notes, corporate overhead costs and capital expenditures, from cash on hand ($49.4 million at March 31, 2007), funds invested in short-term commercial paper, cash flows from operations and funds available under the Senior Credit Facility ($20.0 million at March 31, 2007).

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of the date of adoption and after recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $3.1 million, all of which, if recognized, would affect the effective tax rate in future periods.

Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 for the payment of interest and penalties accrued at January 1, 2007 included in the unrecognized tax benefit of $2.1 million as discussed above.

During the three months ended March 31, 2007, the Company recognized a benefit of approximately $96,000, primarily related to an increase in a refund from the settlement of an income tax audit.

While the Company does not anticipate any significant changes to the total amount of income tax liabilities within the next twelve months, there can be no assurance that the outcomes from examinations will not have a significant impact on individual tax positions of the Company.

With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2002.

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $427.7 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, not expected to reverse during the net operating loss carryforward period.  Income tax expense for the three months ended March 31, 2007 primarily consists of deferred income taxes of $7.8 million related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $12.4 million to increase deferred tax liabilities during the remaining nine months of 2007.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with $344.3 million outstanding as of March 31, 2007, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of March 31, 2007 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014.  The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

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

Item 4. Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.  There has not been any change in our internal control over Financial Reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

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

YOUNG BROADCASTING INC.
Date: May 8, 2007

	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date: May 8, 2007	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)