Form 10-Q/A
period 2007-03-31
YOUNG BROADCASTING INC /DE/
filed 2007-05-22
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549

AMENDMENT NO. 1

TO

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

YOUNG BROADCASTING INC.

FORM 10-Q

Explanatory Note

This Amendment No. 1 on Form 10-Q for the quarter ended March 31, 2007 is being filed to correct a typographical error in the Form 10-Q that was filed with the Securities and Exchange Commission on May 8, 2007. We are correcting a typographical error on the Consolidated Statement of Operations.  For the three months ended March 31, 2006, the actual “Income tax expense” of “$(12,915,274)” was inadvertently reported in the “Loss before expense for income taxes” line.  The “Loss before expense from income taxes” should read “$(17,720,054)” and the “Income tax expense” line should read “$(12,915,274)”.

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

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Net operating revenue	$48,386,469	$46,847,582

Operating expenses, excluding depreciation expense	17,070,679	15,904,984
Amortization of program license rights	6,855,817	6,070,467
Selling, general and administrative expenses, excluding depreciation expense	16,848,275	17,783,086
Depreciation and amortization	4,792,818	4,297,190
Corporate overhead, excluding depreciation expense	3,626,051	3,672,713
Operating loss	(807,171)	(880,858)

Interest expense, net	(15,859,246)	(17,040,314)
Other expense, net	(1,053,637)	305,381
	(16,912,883)	(16,734,933)

Loss before expense for income taxes	(17,720,054)	(17,615,791)
Income tax expense	(12,915,274)	(7,756,160)
Net loss	$(30,635,328)	$(25,371,951)

Basic and diluted net loss per common share:

Net loss per common share	($1.46)	($1.15)

Weighted average shares — Basic and dilutive	20,937,995	22,046,603

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

			Additional		Accumulated	Total	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Deficit
Balance at December 31, 2006	$20,027	$1,941	$389,092,306	$(539,674,232)	$(1,629,947)		$(152,189,905)

Contribution of shares into Company’s
defined contribution plan	146		411,556				411,702

Cancellations under restricted stock plan	(35)		(51,420)				(51,455)

Restricted stock plan compensation			1,050,524				1,050,524

FIN 48 Adoption.				(46,211)		(46,211)	(46,211)

Net loss for the three months ended March 31, 2007.				(25,371,951)		(25,371,951)	(25,371,951)

Unrealized gain on derivative instrument					(187,955)	(187,955)	(187,955)
Total comprehensive loss						(25,606,117)

Balance at March 31, 2007.	$20,138	$1,941	$390,502,966	($565,092,394)	($1,817,902)		($176,385,251)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities
Net loss	$(30,635,328)	(25,371,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,358,523	2,812,243
Provision for uncollectible accounts	147,440	130,990
Amortization of program license rights	6,855,817	6,070,467
Amortization of intangibles and deferred charges	1,434,295	1,484,947
Non-cash compensation	1,016,467	1,565,002
Loss (income) on unconsolidated subsidiaries, net of dividend	1,186,498	(52,066)
Provision for income taxes	12,915,274	7,756,160
Loss (gain) on sale of fixed assets	1,135	(9,980)
Unrealized appreciation on investments	—	(252,987)
Payments on programming license liabilities	(6,699,300)	(6,846,521)
Decrease in trade accounts receivable	5,794,529	5,476,685
Decrease in prepaid expenses	25,793	182,407
Decrease in trade accounts payable	(1,604,850)	(1,916,806)
Decrease in accrued expenses and other liabilities	(14,290,882)	(15,420,186)
(Increase) decrease in other assets	(54,668)	275,277
Net cash used in operating activities	(20,549,257)	(24,116,319)

Investing activities

Capital expenditures	(938,345)	(1,837,607)
Purchase of short-term commercial paper	—	(30,134,394)
Maturities of short-term commercial paper	—	40,000,000
Realized appreciation of short-term commercial paper	—	(210,134)
Increase in cash invested over three months	(1,250)	(18,838)
Proceeds from disposal of fixed assets	555	16,255
Net cash (used in) provided by investing activities	(939,040)	7,815,282

Financing activities
Principal payments under capital lease obligations	(16,836)	(7,705)
Principal payments on Credit Facility	(750,000)	(875,000)
Deferred Financing Costs incurred	—	(1,184)
Net cash used in financing activities	(766,836)	(883,889)

Net decrease in cash	(22,255,133)	(17,184,926)
Cash and cash equivalents at beginning of year	78,099,123	66,545,612
Cash and cash equivalents at March 31	55,843,990	49,360,686

Supplemental disclosure of cash flow information
Interest paid	$28,436,462	$30,177,932

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

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year.  Previously, certain state taxes were reflected in other expense, net in the income statement.  Effective for the first quarter of 2007, the Company began recording these taxes as part of the income tax expense in the income statement, leading to a reclassification from other expense, net to income tax expense of approximately $175,000.

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

Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 for the payment of interest and penalties accrued at January 1, 2007 included in the unrecognized tax benefit of $3.1 million as discussed above.

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

	For the three months ended March 31,
	(in thousands)
	2006	2007	Change	%
				Change
Net revenue	$48,386	$46,847	($1,539)	(3.2%)

Operating expenses, including SG&A	33,919	33,688	(231)	0.7
Amortization of program license rights	6,855	6,070	(785)	11.5
Depreciation and amortization	4,793	4,297	(496)	10.3
Corporate overhead, excluding depreciation expense	3,626	3,673	47	1.3
Operating loss	(807)	(881)	(74)	9.2

Interest expense, net	(15,859)	(17,040)	(1,181)	(7.4)
Other (expense) income	(1,054)	305	1,359	128.9
	(16,913)	(16,735)	178	1.1

Loss from continuing operations before income taxes	(17,720)	(17,616)	104	1.0

Income tax expense	(12,915)	(7,756)	5,159	40.0

Net loss	$(30,635)	$(25,372)	($5,263)	17.2%

Basic net loss per common share	$(1.46)	($1.15)
Basic shares used in earnings per share calculation	20,937,995	22,046,603

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

Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 for the payment of interest and penalties accrued at January 1, 2007 included in the unrecognized tax benefit of $3.1 million as discussed above.

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

YOUNG BROADCASTING INC.
Date: May 22, 2007

	By:	/s/ Vincent J. Young
Vincent J. Young
Chairman

Date: May 22, 2007	By:	/s/ James A. Morgan
James A. Morgan
Executive Vice President and
Chief Financial Officer
(principal financial officer)