Form 10-Q
period 2007-06-30
YOUNG BROADCASTING INC /DE/
filed 2007-08-09
CIK 929144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended	Commission file number:
June 30, 2007	0-25042

YOUNG BROADCASTING INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3339681
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

Number of shares of Common Stock outstanding as of July 27, 2007: 20,764,514 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.
FORM 10-Q
Table of Contents

Part I   Financial Information

Item 1.                        Financial Statements

Young Broadcasting Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,545,612	$43,017,880
Short term investments	40,793,628	38,454,229
Trade accounts receivable, less allowance for doubtful accounts of $1,206,000 in 2006 and $1,036,000 in 2007	39,660,950	38,195,435
Current portion of program license rights	19,688,256	6,748,846
Prepaid expenses	2,888,298	2,102,390
Total current assets	169,576,744	128,518,780
Property and equipment, less accumulated depreciation and amortization of $191,516,000 in 2006 and $196,637,000 in 2007	67,591,170	64,514,686
Program license rights, excluding current portion	2,781,183	1,998,742
Deposits and other assets	4,106,555	4,024,031
Investments in unconsolidated subsidiaries	3,369,077	3,378,278
Indefinite lived intangible assets	475,928,822	475,928,822
Definite lived intangible assets	61,250,371	59,166,673
Deferred charges, less accumulated amortization of $4,945,000 in 2006 and $5,813,000 in 2007	10,097,789	9,234,679
Total Assets	$794,701,711	$746,764,691
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$8,639,954	$5,557,446
Accrued interest	21,066,771	21,041,711
Accrued salaries and wages	5,961,662	4,250,399
Accrued expenses	7,666,161	7,276,466
Current installments of program license liability	19,290,164	7,418,233
Current installment of long term debt	3,500,000	3,500,000
Total current liabilities	66,124,712	49,044,255
Program license liability, excluding current installments	6,032,066	4,510,343
Long-term debt, excluding current installments	828,337,529	826,297,903
Deferred tax liability and other long-term tax liabilities	38,311,413	51,985,163
Other liabilities	8,085,896	8,235,282
Total liabilities	946,891,616	940,072,946
Stockholders’ deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,027,108 shares at 2006 and 20,641,942 shares at 2007	20,027	20,642
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2006 and 2007	1,941	1,941
Additional paid-in capital	389,092,306	391,758,108
Accumulated other comprehensive loss	(1,629,947)	(1,811,906)
Accumulated deficit	(539,674,232)	(583,277,040)
Total stockholders’ deficit	(152,189,905)	(193,308,255)
Total liabilities and stockholders’ deficit	$794,701,711	$746,764,691

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net operating revenue	$56,754,820	$51,953,226	$105,141,289	$98,800,808
Operating expenses, excluding depreciation expense	16,943,726	16,126,685	34,014,405	32,031,669
Amortization of program license rights	7,016,794	6,567,279	13,872,611	12,637,746
Selling, general and administrative expenses, excluding depreciation expense	16,985,214	17,878,372	33,833,489	35,661,459
Depreciation and amortization	4,727,690	4,213,618	9,520,508	8,510,807
Corporate overhead, excluding depreciation expense	3,417,579	3,097,403	7,043,630	6,770,116
Operating income	7,663,817	4,069,869	6,856,646	3,189,011
Interest expense, net	(16,480,261)	(17,250,699)	(32,339,507)	(34,291,013)
Other income (expense), net	(15,552)	(150,815)	(1,069,190)	154,567
	(16,495,813)	(17,401,514)	(33,408,697)	(34,136,446)
Loss from operations before income taxes	(8,831,996)	(13,331,645)	(26,552,051)	(30,947,435)
Income tax expense	(2,156,314)	(4,853,002)	(15,071,587)	(12,609,162)
Net loss	$(10,988,310)	$(18,184,647)	$(41,623,638)	$(43,556,597)
Net loss per common share	$(0.52)	$(0.89)	$(1.98)	$(2.15)
Weighted average shares—Basic and dilutive	21,223,347	20,359,243	21,071,672	20,234,468

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive	Total Comprehensive	Total Stockholders’
	Class A	Class B	Capital	Deficit	Loss	Loss	Deficit
Balance at December 31, 2006	$20,027	$1,941	$389,092,306	$(539,674,232)	$(1,629,947)		$(152,189,905)
Contribution of shares into Company’s defined contribution plan	283		961,307				961,590
Grants under restricted stock plan	495						495
Cancellations under restricted stock plan	(163)		(529,600)				(529,763)
Restricted stock plan compensation			2,234,095				2,234,095
FIN 48 Adoption				(46,211)			(46,211)
Net loss for the six months ended June 30, 2007				(43,556,597)		(43,556,597)	(43,556,597)
Unrealized loss on derivative instrument					(181,959)	(181,959)	(181,959)
						(43,738,556)
Balance at June 30, 2007	$20,642	$1,941	$391,758,108	$(583,277,040)	$(1,811,906)		$(193,308,255)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Operating activities
Net loss	$(41,623,638)	$(43,556,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,625,959	5,559,791
Provision for uncollectible accounts	37,213	45,427
Amortization of program license rights	13,872,611	12,637,746
Amortization of intangibles and deferred charges	2,894,549	2,951,016
Non-cash compensation	2,282,759	3,195,402
Loss (income) on unconsolidated subsidiaries, net of dividend	1,236,375	(9,201)
Provision for income taxes	15,071,587	12,609,162
Loss on sale of fixed assets	44,150	89,283
Unrealized appreciation on investments	—	(617,650)
Payments on programming license liabilities	(13,239,389)	(13,689,593)
Decrease in trade accounts receivable	411,250	1,420,088
Decrease in prepaid expenses	1,001,858	785,908
Decrease in trade accounts payable	(1,646,338)	(1,702,465)
Decrease in accrued expenses and other liabilities	(2,320,607)	(1,834,598)
Increase in other assets	(46,583)	(26,292)
Net cash used in operating activities	$(15,398,244)	$(22,142,573)
Investing activities
Capital expenditures	$(2,433,179)	$(2,610,092)
Purchase of short-term investments	—	(36,768,694)
Maturities of short-term investments	—	40,000,000
Realized appreciation of investments	(30,272)	(274,258)
Proceeds from the disposal of fixed assets	614,048	37,502
Net cash (used in) provided by investing activities	$(1,849,403)	$384,458
Financing activities
Principal borrowings on long-term debt	$50,000,000	—
Deferred debt financing costs incurred	(1,290,225)	(4,208)
Principal payments under capital lease obligations	(25,899)	(15,409)
Principal payments on Credit Facility	(1,625,000)	(1,750,000)
Net cash provided by (used in) financing activities	47,058,876	(1,769,617)
Net increase (decrease) in cash	29,811,229	(23,527,732)
Cash and cash equivalents at beginning of year	78,099,123	66,545,612
Cash and cash equivalents at June 30	$107,910,352	$43,017,880
Supplemental disclosure of cash flow information
Interest paid	$34,109,578	$36,727,111

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

For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company’s stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company’s share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company. The Company recorded its share of losses of approximately $1.1 million and its share or earnings of approximately $101,000 for the six months ended June 30, 2006 and 2007, respectively, and its share of earnings of approximately $47,000 and $54,000 for the three months ended June 30, 2006 and 2007, respectively.

Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Previously, certain state taxes were reflected in other income (expense), net in the income statement. Effective for the first quarter of 2007, the Company began recording these taxes as part of the income tax expense in the income statement, leading to a reclassification from other income (expense), net to income tax expense of approximately $489,000 for the six months ended June 30, 2006.

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

In June 2007, June 2006 and June 2005, the Company awarded 602,968, 636,700 and 438,500 deferred stock units, respectively, to executive officers of the Company under the 2004 Plan, with aggregate market values at the date of grant of approximately $2.3 million, $2.3 million and $2.0 million, respectively. Deferred stock awards represent the right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested deferred stock units are forfeited upon termination of employment, unless for reasons of death or disability.

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

In June 2007, June 2006 and June 2005, the Company awarded 495,500, 590,450 and 432,600 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Plan, with market values at the date of grant of approximately $1.9 million, $2.1 million and $2.0 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. During the vesting period, the participants have voting rights and the right to receive all dividends paid with respect to such shares. Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common Stock. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

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

Stock Options

Subsequent to the above-discussed Exchange Agreements and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested which were fully expensed during the first half of 2006, in the amount of approximately $5,000. The Company has 535,417 stock options outstanding at December 31, 2006 and June 30, 2007.

Restricted Shares and Deferred Stock Units

The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company’s Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $544,000 and $1.2 million, respectively, for the three months ended June 30, 2006 and 2007, and $1.4 million and $2.2 million, respectively, for the six months ended June 30, 2006 and 2007.

There were 2,176,679 and 2,457,117 shares of unvested restricted and deferred stock units with a weighted average share price of $4.13 and $3.70 as of December 31, 2006 and June 30, 2007, respectively.

The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $2.2 million for the remainder of 2007 and approximately $3.8 million, $2.0 million and $586,000 during 2008, 2009, and 2010, respectively.

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

The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2006			As of June 30, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(dollars in thousands)
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite-lived intangible assets:
Network Affiliations	$91,164	$(33,783)	$57,381	$91,164	$(35,218)	$55,946
Other intangible assets	13,401	(9,532)	3,869	$13,401	$(10,181)	$3,220
	$104,565	$(43,315)	$61,250	$104,565	$(45,399)	$59,166

Aggregate amortization expense for the six months ended June 30, 2006 and 2007 was $2.1 million. Aggregate amortization expense for the three months ended June 30, 2006 and 2007 was $1.1 million and $1.0 million, respectively.

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

4.                 Long—Term Debt

On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246.9 million outstanding principal amount of 8½% Senior Notes Due 2008. The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility. The credit facility bears a floating interest rate, based upon LIBOR, which was 7.88% at June 30, 2007. On May 3, 2005, the full amount of the term loan was borrowed. The term loan will mature in 2012 and the revolving facility will mature in 2010. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

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

The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. As of June 30, 2007, approximately $343.4 million was outstanding under the term loan portion of the Senior Credit Facility.

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility. The swap expires on May 8, 2008. Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the three and six months ended June 30, 2007 a gain of approximately $6,000 and a loss of approximately $182,000, respectively, was recorded in other comprehensive income (loss).

Long-term debt at December 31, 2006 and June 30, 2007 consisted of the following:

	12/31/06		6/30/07
	(in thousands)
Senior Credit Facility	$345,125		$343,375
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	346,713	(1)	346,423	(1)
Total Long Term Debt	$831,838		$829,798
Less:
Scheduled current maturities	(3,500)		(3,500)
Long term debt excluding all current installments(2)	$828,338		$826,298

(1)          Includes unamortized premium balances of $2.4 million and $2.1 million as of  December 31, 2006 and June 30, 2007.

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

While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the operating results or financial position of  the Company.

With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2002.

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $427.7 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142 , Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, not expected to reverse during the net operating loss carryforward period. Income tax expense for the six months ended June 30, 2006 and 2007 primarily consists of deferred income taxes of $14.2 million and $12.6 million, respectively, related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $7.7 million to increase deferred tax liabilities during the remaining six months of 2007.

6.                 Employee Benefit Plans

The Company’s defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

The Company expects to contribute approximately $906,000 to the benefit plan in 2007. To date approximately $571,000 has been contributed.

Components of the net periodic benefit (cost) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Service cost	$10,550	$10,500	$21,100	$21,000
Interest cost	149,591	153,000	299,181	306,000
Expected return of plan assets	(168,759)	(177,250)	(337,517)	(354,500)
Amortization of the unrecognized obligation or transition asset	(3,459)	—	(6,918)	—
Recognized loss	34,638	34,500	69,276	69,000
Net periodic cost	$22,561	$20,750	$45,122	$41,500

7.                 Commitments and Contingencies

Network Affiliation Agreements

Each of the Company’s stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreements

Station	Network Affiliation	Expiration Date
WKRN-TV (Nashville, TN)	ABC	December 31, 2009
WTEN-TV (Albany, NY)	ABC	December 31, 2009
WRIC-TV (Richmond, VA)	ABC	December 31, 2009
WATE-TV (Knoxville, TN)	ABC	December 31, 2009
WBAY-TV (Green Bay, WI)	ABC	December 31, 2009
KWQC (Quad Cities	NBC	January 1, 2015
WLNS (Lansing, MI)	CBS	September 15, 2012
KELO (Sioux Falls, SD)	CBS(1)	April 2, 2015
KLFY (Lafayette, LA)	CBS	September 30, 2012
KRON (San Francisco, CA)	MyNetworkTV	September 5, 2011

(1)          The Company also operates a separate MyNetworkTV network station using its digital broadcast in Sioux Falls, South Dakota, under an affiliation agreement expiring September 5, 2011

The Company recently renewed the ABC, CBS and NBC affiliations. Under the renewed agreements, the Company will be receiving significantly less network compensation than it received from ABC, CBS and NBC under the expired agreements.

8.                 Earnings Per Share

The weighted average number of shares outstanding during the period has been used to calculate earnings per share.  The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

For the three and six months ended June 30, 2007, common stock equivalents, consisting of 830,982 and 721,110 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three and six months ended June 30, 2006, common stock equivalents, consisting of 161,291 and 156,246 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share.  For all periods, all shares underlying outstanding stock options are excluded for the computation of diluted earnings per share, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

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

Overview of our Business—This section provides a general description of the Company’s business, as well as recent developments that have occurred during 2007 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2007 and 2006. This analysis is presented on a consolidated basis. In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended June 30, 2007 and 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 60.1% of the gross revenue of the Company’s stations during the quarter ended June 30, 2007 was generated from local advertising, which is sold by a station’s sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company’s wholly owned subsidiary, Adam Young Inc. (“AYI”), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Television Revenues

Set forth below are the principal types of television revenues received by the Company’s stations for the periods indicated and the percentage contribution of each to the Company’s total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$36,540	55.5	$36,000	60.1	$69,131	56.7	$68,474	60.0
National	20,564	31.3	18,950	31.7	38,080	31.2	36,131	31.6
Network	663	1.0	684	1.1	1,246	1.0	1,267	1.1
Political	4,826	7.3	1,034	1.7	6,068	5.0	1,552	1.3
Barter	1,517	2.3	1,096	1.8	3,263	2.7	2,117	1.8
Production/Other	1,728	2.6	2,137	3.6	4,241	3.4	4,823	4.2
Total	$65,838	100.0	$59,901	100.0	$122,029	100.0	114,364	100.0
Commissions	(9,083)	(13.8)	(7,948)	(13.3)	(16,887)	(13.8)	(15,563)	(13.6)
Net Revenue	$56,755	86.2%	$51,953	86.7%	$105,142	86.2%	$98,801	86.4%

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth the Company’s operating results for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

	For the three months ended June 30,
	2006	2007	Change	% Change
	(in thousands, except per share data)
Net revenue	$56,755	$51,953	$(4,802)	(8.5)
Operating expenses, including SG&A	33,929	34,005	76	0.2
Amortization of program license rights	7,017	6,567	(450)	(6.4)
Depreciation and amortization	4,728	4,214	(514)	(10.9)
Corporate overhead, excluding depreciation expense	3,417	3,097	(320)	(9.4)
Operating income	7,664	4,070	(3,594)	(46.9)
Interest expense, net	(16,480)	(17,251)	(771)	(4.7)
Other expense	(16)	(151)	(135)	(843.8)
	(16,496)	(17,402)	(906)	(5.5)
Loss from operations before income taxes	(8,832)	(13,332)	(4,500)	(51.0)
Income tax expense	(2,156)	(4,853)	(2,697)	(125.1)
Net loss	$(10,988)	$(18,185)	$(7,197)	(65.5)%
Basic net loss per common share	$(0.52)	$(0.89)
Basic shares used in earnings per share calculation	21,223,347	20,359,243

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent approximately 3.6% of total net revenue. Net revenue for the three months ended June 30, 2007 was $52.0 million, as compared to $56.8 million for the three months ended June 30, 2006, a decrease of $4.8 million or 8.5%. The major components of, and changes to, net revenue were as follows:

•       Gross political revenue for the three months ended June 30, 2007 was $1.0 million, as compared to $4.8 million for the three months ended June 30, 2006, a decrease of $3.8 million, or 79.2%. There were various local midterm elections in 2006 at seven geographic locations in which we own stations, with no such elections during the three months ended June 30, 2007.

•       The Company’s gross local revenues for the three months ended June 30, 2007 decreased by 1% compared to the three months ended June 30, 2006, and gross national revenues for the three months ended June 30, 2007 were down 8% compared to the prior year. While gross local revenue was down slightly year over year, local revenues were up at three of the ten stations for the three months ended June 30, 2007. Gross national revenues were down year over year, due to decreased spending in several markets served by our stations by various national accounts.

•       Barter revenue decreased approximately $421,000 for the three months ended June 30, 2007. This decrease was due mainly to a significant elimination of barter programming at one of the Company’s stations.

•       Other revenue increased approximately $409,000 for the three months ended June 30, 2007. Approximately $281,000 of the increase relates to a 2002 cable copyright royalty distribution which was finalized and paid in the second quarter. Additionally, included in other revenue is retransmission consent revenue which increased approximately $183,000 for the three months ended June 30, 2007. This revenue represents consideration received from some satellite and cable providers in return for consent to retransmission of the signals of the Company’s television stations. In some cases, the consideration is based on the number of subscribers receiving the signals.

Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2007 were $34.0 million as compared to $33.9 million for the three months ended June 30, 2006, an increase of $76,000, or 0.2%. The major causes of the increases in operating expenses were as follows:

•       Personnel costs, including severance costs, increased approximately $235,000 for the three months ended June 30, 2007. Severance costs increased approximately $679,000 for the quarter, resulting from further cost cutting initiatives occurring during the second quarter of 2007. This increase was offset by decreases in other personnel costs of approximately $444,000 relating to the continued cost cutting initiatives and headcount reductions that have been instituted by the Company.

•       Included in the selling, general and administrative expenses is non-cash compensation expense of approximately $1.6 million for the three months ended June 30, 2007, of which approximately $1.2 million relates to restricted and deferred stock awards. The remaining $452,000 of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan. This compares to non-cash compensation of $1.3 million for the three months ended June 30, 2006. This increase is due primarily to the increased non-cash compensation expense associated with restricted shares and deferred stock units awarded in 2006 and 2007.

The following items acted to offset these changes:

•       Local sales commissions paid to employees were down approximately $173,000 due to the decrease in local revenues, as noted above.

•       Expenses associated with the Company’s local sales initiatives were down approximately $163,000.

Amortization of program license rights for the three months ended June 30, 2007 was $6.6 million, compared to $7.0 million for the three months ended June 30, 2006, a decrease of $450,000, or 6.4%. The decrease was due to a programming write-down recorded at one of the Company’s stations which was taken during the third quarter of 2006, which reduced the future amortization expense associated with that programming. Offsetting this decrease was a programming write-down approximating $510,000 at two of the Company’s stations taken during the three months ended June 30, 2007.

Depreciation of property and equipment and amortization of intangible assets was $4.2 million for the three months ended June 30, 2007 as compared to $4.7 million for the three months ended June 30, 2006, a decrease of approximately $514,000 or 10.9%. Depreciation of property and equipment decreased due to various furniture, fixtures and computers becoming fully depreciated during the second quarter of 2006.

Corporate Overhead for the three months ended June 30, 2007 was $3.1 million, compared to $3.4 million for the three months ended June 30, 2006, a decrease of $320,000, or 9.4%. The decrease is due to the following:

•       Personnel costs were down approximately $158,000 due mainly to a decrease in bonus expense resulting from the above-discussed reduced operating results.

•       Insurance expenses were down approximately $193,000 during the three months ended June 30, 2007 due in part to a decrease in health insurance of approximately $84,000 resulting primarily from a health insurance premium refund of approximately $109,000, offset by minor increases in the monthly health insurance premiums. Furthermore, key employee insurance was down approximately $108,000 due to the change in cash surrender value of the policy year over year.

Interest expense for the three months ended June 30, 2007 was $17.3 million, compared to $16.5 million for the same period in 2006, an increase of $771,000, or 4.7%. The Company received a payment on its interest rate swaps of approximately $179,000 for the three months ended June 30, 2007, which was recorded as a reduction of interest expense. In May 2006, the Company requested an incremental term loan of $50.0 million under the Senior Credit Facility through an Increase Joinder. Furthermore, the Senior Credit Facility and incremental term loan bears various floating interest rates, based upon LIBOR, of 7.88% at June 30, 2007, as compared to rates ranging from 7.69% to 7.88% at June 30, 2006, thus increasing interest expense for the the three months ended June 30, 2007.

The Company recorded an income tax provision of $4.9 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively. This provision includes a deferred tax liability of $4.8 million and $1.7 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for 2007 and 2006, respectively, which continues to be amortized for tax purposes.

As a result of the above-discussed factors, the net loss for the Company was $18.2 million for the three months ended June 30, 2007, compared to a net loss of $11.0 million for the three months ended June 30, 2006, a change of $7.2 million, or 65.5%.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth the Company’s operating results for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

	For the six months ended June 30,
	2006	2007	Change	% Change
	(in thousands, except per share data)
Net revenue	$105,141	$98,801	$(6,340)	(6.0)
Operating expenses, including SG&A	67,848	67,693	(155)	(0.2)
Amortization of program license rights	13,872	12,638	(1,234)	(8.9)
Depreciation and amortization	9,520	8,511	(1,009)	(10.6)
Corporate overhead, excluding depreciation expense	7,044	6,770	(274)	(3.9)
Operating income (loss)	6,857	3,189	(3,668)	(53.5)
Interest expense, net	(32,340)	(34,291)	(1,951)	(6.0)
Other income/ (expense)	(1,069)	155	1,224	114.5
	(33,409)	(34,136)	(727)	(2.2)
Loss from operations before income taxes	(26,552)	(30,947)	(4,395)	(16.6)
Income tax expense	(15,072)	(12,609)	2,463	16.3
Net loss	$(41,624)	$(43,556)	$(1,932)	4.6%
Basic net loss per common share	$(1.98)	$(2.15)
Basic shares used in earnings per share calculation	21,071,672	20,234,468

Net revenue for the six months ended June 30, 2007 was $98.8 million, as compared to $105.1 million for the six months ended June 30, 2006, a decrease of $6.3 million or 6.0%. The major components of, and changes to, net revenue were as follows:

•       Gross political revenue for the six months ended June 30, 2007 was $1.6 million, as compared to $6.1 million for the six months ended June 30, 2006, a decrease of approximately $4.5 million, or 74.4%. This decrease is due to various local midterm elections in 2006 at eight geographic locations in which we own stations, with no such elections during the six months ended June 30, 2007.

•       The Company’s gross local revenues for the six months ended June 30, 2007 decreased by less than 1% compared to the six months ended June 30, 2006, and gross national revenues for the six months ended June 30, 2007 were down 5.1% compared to the prior year. While gross local revenue was down slightly year over year, local revenues were up at five of the ten stations for the six months ended June 30, 2007. The three CBS affiliated stations benefited from Superbowl revenue, which increased their local revenues year over year. Gross national revenues were down year over year, due to decreased spending in several markets served by our stations by various national accounts.

•       Barter revenue decreased approximately $1.1 million for the six months ended June 30, 2007. This decrease was due mainly to a significant elimination of barter programming at one of the Company’s stations.

•       Other revenue increased approximately $582,000 for the six months ended June 30, 2007. Approximately $281,000 relates to a 2002 cable copyright royalty distribution which was finalized and paid in the first half of 2007. Additionally, included in other revenue is retransmission consent revenue which increased approximately $310,000 for the six months ended June 30, 2007. This revenue represents consideration received from some satellite and cable providers in return for consent to retransmission of the signals of the Company’s television stations. In some cases, the consideration is based on the number of subscribers receiving the signals.

Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2007 were $67.7 million as compared to $67.8 million for the six months ended June 30, 2006, a decrease of $155,000 or 0.2%. The major components and changes in operating expenses were as follows:

•       Personnel costs decreased approximately $341,000 due to the continued cost cutting initiatives and headcount reductions that have been instituted by the Company.

•       Professional fees decreased approximately $225,000. Our three CBS affiliated stations were required to pay an FCC fine during the first half of 2006, with no such fine in 2007. The remaining decrease relates to ongoing litigation at one of our stations, which was settled at the end of 2006.

•       Approximately $124,000 of the decrease is attributable to the decrease in local sales commissions paid to employees due to the decrease in local revenues, as noted above.

•       Expenses associated with the Company’s local sales initiatives were down approximately $110,000.

The following items acted to offset these changes:

•       Included in selling, general and administrative expenses is non-cash compensation expense of approximately $3.2 million for the six months ended June, 2007, of which approximately $2.2 million relates to restricted shares and deferred stock awards. The remaining $1.0 million of non-cash compensation relates to the Company’s matching contributions to eligible employees under its defined contribution plan. This compares to non-cash compensation of $2.3 million for the six months ended June 30, 2006, an increase of approximately $913,000. This increase is due primarily to the increased non-cash compensation expense associated with restricted shares and deferred stock units awarded in June 2006 and 2007.

Amortization of program license rights for the six months ended June 30, 2007 was $12.6 million, compared to $13.9 million for the six months ended June 30, 2006, a decrease of $1.2 million, or 8.9%. The decrease was due to a programming write-down recorded at one of the Company’s stations which was taken during the third quarter of 2006, which reduced the future amortization expense associated with that programming. Offsetting this decrease was a programming write-down approximating $510,000 at two of the Company’s stations taken during the six months ended June 30, 2007.

Depreciation of property and equipment and amortization of intangible assets was $8.5 million for the six months ended June 30, 2007 as compared to $9.5 million for the six months ended June 30, 2006, a decrease of $1.0 million or 10.6%. Depreciation of property and equipment decreased due to various furniture, fixtures and computers becoming fully depreciated during the six months ended June 30, 2006.

Corporate Overhead was $6.8 million for the six months ended June 30, 2007 compared to $7.0 million for the six months ended June 30, 2006, a decrease of approximately $274,000 or 3.9%. The major components of corporate expenses were as follows:

•       Travel expenses were down approximately $128,000, due primarily to expenses associated with a sales meeting that occurred during the first half of 2006, with no such meeting or expenses occurring during the first half of 2007.

•       Insurance expenses were down approximately $217,000 during the first half of 2007 due in part to a health insurance premium refund of approximately $109,000 received in 2007, with no such refund in 2006. Furthermore, key employee insurance was down approximately $103,000 due to the change in cash surrender value of the policy year over year.

The following acted to offset the decrease:

•       Personnel costs were up approximately $102,000, due mainly to a loss on mark to market of the assets held in the executive deferred compensation plan of approximately $171,000 for the six months ended June 30, 2007, as compared to a loss on the mark to market of the deferred compensation plan of approximately $65,000 for the six months ended June 30, 2006.

Interest expense for the six months ended June 30, 2007 was $34.3 million, compared to $32.3 million for the same period in 2006, an increase of $2.0 million, or 6.0%. The Company received a payment on its interest rate swaps of approximately $366,000 for the six months ended June 30, 2007, which was recorded as a reduction of interest expense. In May 2006, the Company requested an incremental term loan of $50.0 million under the Senior Credit Facility through an Increase Joinder. Furthermore, the Senior Credit Facility and incremental term loan bears various floating interest rates, based upon LIBOR, of 7.88% at June 30, 2007, as compared to rates ranging from 7.69% to 7.88%, at June 30, 2006, thus increasing interest expense for the first half of 2007.

The Company recorded an income tax provision of $12.6 million and $15.1 million for the six months ended June 30, 2007 and 2006, respectively. This provision includes a deferred tax liability of $12.6 million and $14.2 million for the taxable temporary difference related to the amortization of the Company’s indefinite-lived intangible assets for June 30, 2007 and 2006, which continues to be amortized for tax purposes.

As a result of the above-discussed factors, the net loss for the Company was $43.6 million for the six months ended June 30, 2007 compared to a net loss of $41.6 million for the six months ended June 30, 2006, a change of $1.9 million, or 4.6%.

Liquidity and Capital Resources

Current Financial Condition

The following tables present certain data that the Company believes is helpful in evaluating the Company’s liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2006	2007
Net cash (used in) provided by:
Operating activities	$(15,398)	$(22,143)
Investing activities	(1,849)	384
Financing activities	47,058	(1,769)
Net increase (decrease) in cash and cash equivalents	$29,811	$(23,528)

	December 31,	June 30,
	2006	2007
Cash and cash equivalents	$66,546	$43,018
Short-term investments	$40,794	$38,454
Long-term debt, including current portion	$831,859	$829,804
Available under senior credit agreement	$20,000	$20,000

The Company’s cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming. Any significant decline in the advertising market or performance of television programming could adversely impact the Company’s cash flow from operations.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $22.1 million and $15.4 million, respectively. The reduction of cash from operating activities for the six months ended June 30, 2007 was due primarily to the following items:

•       The Company made approximately $13.7 million of payments on its programming liabilities for the six months ended June 30, 2007, compared to payments on its program liabilities of approximately $13.2 million from the six months ended June 30, 2006.

•       Accrued expenses and other liabilities decreased approximately $1.8 million for the six months ended June 30, 2007. Approximately $1.6 million of this decrease relates to a decrease in the 2006 bonus accrual, which was accrued for at December 31, 2006 and paid out during the first half of 2007.

•       Trade accounts payable decreased approximately $1.7 million, due primarily to timing of payments. Of this amount approximately $540,000 relates to payments for a trade program made during the first half of 2007 at one of the Company’s stations which was accrued for at the end of 2006.

The following items acted to offset these changes:

•       Prepaid expenses decreased by approximately $786,000 for the six months ended June 30, 2007. Prepaid insurance decreased approximately $1.3 million, representing net prepaid insurance premiums which were expensed during the first half of 2007. Offsetting this decrease was an increase in prepaid pension of approximately $530,000, due to pension contributions made during the first half of 2007. This compares to a decrease in prepaid expenses of approximately $1.0 million for the six months ended June 30, 2006. This decrease was mainly due to a decrease in prepaid insurance of approximately $1.2 million, representing net prepaid insurance premiums which were expensed during the first half of 2006.

•       The Company recorded its share of the earnings on Investments in Unconsolidated subsidiaries, net of dividends, of approximately $9,000 for the six months ended June 30, 2007 as compared to recording its share of losses of approximately $1.2 million for the six months ended June 30, 2006.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2007 was $384,000, compared to cash used in investing activities for the six months ended June 30, 2006 of $1.8 million. The increase of cash from investing activities for the six months ended June 30, 2007 was due primarily to the following:

•       Capital expenditures for the six months ended June 30, 2007 of $2.6 million was higher than capital expenditures of $2.4 million for the six months ended June 30, 2006.

•       Purchases of short term investments was $36.8 million for the six months ended June 30, 2007, while maturities of short term investments was $40.0 million for the six months ended June 30, 2007. There were no funds invested in short term investments for the six months ended June 30, 2006.

•       Proceeds from the disposal of fixed assets for the six months ended June 30, 2007 was $38,000 as compared to $614,000 for the six months ended June 30, 2006.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2007 was $1.8 million compared to cash provided by financing activities of $47.1 million for the six months ended June 30, 2006. The reduction of cash from financing activities for the six months ended June 30, 2007 was due primarily to the following items:

•       On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility and the Increase Joinder, which provided for a $50.0 million incremental term loan under the Senior Credit Facility. On May 30, 2006, the full $50.0 million incremental term loan was borrowed by the Company. There were no such borrowings made during the six months ended June 30, 2007.

•       The Company made payments under capital lease obligations of approximately $15,000 and $26,000 for the six months ended June 30, 2007 and 2006, respectively.

•       Additionally, the Company made principal repayments of $1.8 million on its Senior Credit Facility during the six months ended June 30, 2007, as compared to $1.6 million for the six months ended June 30, 2006.

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

On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the financial institution, based upon a three month LIBOR rate. It is the Company’s intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and hedging activities and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss. For the quarter ended June 30, 2007, a gain of approximately $6,000 was recorded in other comprehensive income (loss).

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

At June 30, 2007, approximately $343.4 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate (“LIBOR”)” or “Base Rate.” In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. At June 30, 2007, the Company was paying interest based on LIBOR, and the overall rate was approximately 7.88%. Each of the Company’s subsidiaries has guaranteed the Company’s obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company’s subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company’s senior subordinated notes. At June 30, 2007, the Company was in compliance with all covenants contained under the credit facility.

The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period. Debt amounts outstanding at December 31, 2006 and June 30, 2007 were as follows:

					Annualized
	12/31/06		6/30/07		Interest Payments(1)
Senior Credit Facility	$345,125		$343,375		$27,041
8¾% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,713	(2)	346,423	(2)	34,429
Total Debt (excluding capital leases)	$831,838		$829,798		$73,720

(1)          The annualized interest payments are calculated based on the outstanding principal amounts at June 30, 2007, multiplied by the interest rates of the related notes. The annualized interest payments on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

(2)          Includes an unamortized premium balance of $2.4 million and $2.1 million as of December 31, 2006 and June 30, 2007, respectively.

The Company’s total debt at June 30, 2007 was approximately $829.8 million, consisting of $343.4 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes, $2.1 million of bond premiums and $6,000 of capital leases. In addition, at June 30, 2007, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

It is anticipated that the Company will be able to meet the working capital needs of its stations, scheduled principal and interest payments under the Company’s Senior Credit Facility and Senior Subordinated Notes, corporate overhead costs and capital expenditures, from cash on hand ($43.0 million at June 30, 2007), funds invested in short-term investments (approximately $38.5 million at June 30, 2007), cash flows from operations and funds available under the Senior Credit Facility ($20.0 million at June 30, 2007).

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

While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the operating results or financial position of the Company.

With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2002.

At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards for tax purposes of approximately $427.7 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

With the adoption of the FASB issued Statement No.142, Goodwill and Other Intangible Assets (SFAS 142) the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, not expected to reverse during the net operating loss carryforward period. Income tax expense for the six months ended June 30, 2007 and 2006 primarily consists of deferred income taxes of $12.6 million and $14.2 million, respectively, related to the increase in the Company’s deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company’s deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $7.7 million to increase deferred tax liabilities during the remaining six months of 2007.

Contractual Obligations and Commercial Commitments

As of June 30, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

One of the Company’s stations has four future program contracts for Dr. Phil as of June 30, 2007, for a total cost of approximately $36.6 million. Each of these four contracts is for a consecutive one-year term commencing in September 2007 and running through September 2011. Each of these future program contracts are anticipated to generate a loss, requiring a write-down of the programming asset at the time that each asset is recorded on the Company’s balance sheet (generally in the third quarter). For the 2007-2008 season, commencing in September 2007, the Company expects a programming impairment write-down of approximately $3.9 million which will be recorded during the third quarter of 2007. Additionally, the Company anticipates programming impairment write-downs for each of the three remaining one-year contracts (for the 2008-2009, 2009-2010 and 2010-2011 seasons) of similar amounts, which write-downs will be recorded in September 2008, 2009 and 2010.

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

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk.

The Company’s Senior Credit Facility, with $343.4 million outstanding as of June 30, 2007, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

The Company’s Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of June 30, 2007 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8¾% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

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

Item 4.                        Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

During the quarter ended June 30, 2007, the Company began the implementation of a new sales and traffic billing system as well as a new payroll system. While we expect that the implementation of these new systems will enhance our existing controls over financial reporting, we do not believe the new systems will materially affect, or be reasonably likely to materially affect, our controls over financial reporting.

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company’s opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s financial condition or results of operations.

Item 1A.                Risk Factors.

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 4.                        Submission of Matters to a Vote of Security Holders.

This item is answered in respect of the Annual Meeting of Stockholders held on May 1, 2007 (the “Annual Meeting”). At the Annual Meeting, the following number of votes were cast with respect to each matter voted upon:

1.     Proposal to approve management’s nominees for director:

	Votes For	Votes Withheld
Alfred J. Hickey, Jr.	33,433,316	1,960,327
David C. Lee	33,435,723	1,957,920
Leif Lomo	34,907,357	486,286
Richard Lowe	31,512,240	3,881,403
Alexander T. Mason	34,913,047	480,596
Deborah A. McDermott	33,954,064	1,439,579
James A. Morgan	32,738,467	2,655,176
Reid Murray	33,436,123	1,957,520
Vincent J. Young	32,757,077	2,636,566

Such individuals were elected to serve as directors until the next annual meeting. Other than Alexander T. Mason, such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

2.     Proposal to approve an amendment to the Young Broadcasting Inc. 2003 Non-Employee Directors’ Deferred Stock Unit Plan to increase the total number of shares with respect to which deferred stock units may be granted thereunder from 100,000 to 250,000:

For	Against	Abstain	Broker Non-Votes
26,748,420	3,707,623	55,471	4,882,129

3.     Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
35,306,108	42,546	44,989

Item 6.                        Exhibits

Exhibit Number	Exhibit Description
11	Statement Re Computation of Per Share Earnings
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: August 9, 2007	By:	/s/ VINCENT J. YOUNG
Vincent J. Young
Chairman and Chief Executive Officer
Date: August 9, 2007	By:	/s/ JAMES A. MORGAN
James A. Morgan
Executive Vice President and Chief Financial Officer (principal financial officer)