Form 10-Q
period 2007-09-30
YOUNG BROADCASTING INC /DE/
filed 2007-11-08
CIK 929144

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007	Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3339681 (I.R.S. employer identification no.)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 754-7070

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated file and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Number of shares of Common Stock outstanding as of October 23, 2007: 20,960,255 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.
FORM 10-Q
Table of Contents

Part I        Financial Information

	Item 1.	Financial Statements (unaudited)
Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007.
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2007
Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2007
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2007
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	Item 4.	Controls and Procedures
Part II	Other Information
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 5.	Other Information
	Item 6.	Exhibits
Signatures

Part I Financial Information

Item 1. Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,545,612	$24,391,851
Short term investments	40,793,628	33,610,874
Trade accounts receivable, less allowance for doubtful accounts of $1,206,000 in 2006 and $985,000 in 2007	39,660,950	36,613,474
Current portion of program license rights	19,688,256	23,719,690
Prepaid expenses	2,888,298	3,054,231

Total current assets	169,576,744	121,390,120
Property and equipment, less accumulated depreciation and amortization of $191,516,000 in 2006 and $199,185,000 in 2007	67,591,170	63,934,442
Program license rights, excluding current portion	2,781,183	1,624,298
Deposits and other assets	4,106,555	3,679,374
Investments in unconsolidated subsidiaries	3,369,077	3,434,237
Unamortizable intangible assets	475,928,822	475,928,822
Amortizable intangible assets, less accumulated amortization	61,250,371	58,204,334
Deferred charges, less accumulated amortization of $4,945,000 in 2006 and $6,220,000 in 2007	10,097,789	8,827,256

Total Assets	$794,701,711	$737,022,883

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$8,639,954	$8,268,273
Accrued interest	21,066,771	9,332,366
Accrued salaries and wages	5,961,662	4,536,537
Accrued expenses	7,666,161	8,363,123
Current installments of program license liability	19,290,164	25,844,814
Current installment of long term debt	3,500,000	3,500,000

Total current liabilities	66,124,712	59,845,113
Program license liability, excluding current installments	6,032,066	3,602,288
Long-term debt, excluding current installments	828,337,529	825,278,090
Deferred tax liability and other long-term tax liabilities	38,311,413	56,776,688
Other liabilities	8,085,896	8,367,284

Total liabilities	946,891,616	953,869,463

Stockholders' deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,027,108 shares at 2006 and 20,761,386 shares at 2007	20,027	20,761
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2006 and 2007	1,941	1,941
Additional paid-in capital	389,092,306	393,359,926
Accumulated other comprehensive loss	(1,629,947)	(2,134,496)
Accumulated deficit	(539,674,232)	(608,094,712)

Total stockholders' deficit	(152,189,905)	(216,846,580)

Total liabilities and stockholders' deficit	$794,701,711	$737,022,883

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net operating revenue	$53,550,762	$47,526,384	$158,692,051	$146,327,192

Operating expenses, excluding depreciation expense	18,288,474	17,005,738	52,302,879	49,037,407
Amortization of program license rights	7,010,686	5,590,161	20,683,297	17,717,296
Write-down of program license rights	4,343,569	3,950,662	4,543,569	4,461,273
Selling, general and administrative expenses, excluding depreciation and amortization expense	17,303,037	16,794,153	51,136,525	52,455,611
Depreciation and amortization	4,457,634	4,066,810	13,978,142	12,577,617
Corporate overhead, excluding depreciation expense	3,316,715	2,760,764	10,360,345	9,530,880

Operating (loss) income	(1,169,353)	(2,641,904)	5,687,294	547,108

Interest expense, net	(17,103,650)	(17,424,327)	(49,443,157)	(51,715,339)
Other income (expense), net	63,571	76,072	(1,005,620)	230,639

	(17,040,079)	(17,348,255)	(50,448,777)	(51,484,700)

Loss before provision for income tax	(18,209,432)	(19,990,159)	(44,761,483)	(50,937,592)
Income tax benefit (expense)	2,468,449	(4,827,516)	(12,603,137)	(17,436,677)

Net loss	$(15,740,983)	$(24,817,675)	$(57,364,620)	$(68,374,269)

Net loss per common share	$(0.72)	$(1.10)	$(2.69)	$(3.06)

Weighted average shares—Basic and dilutive	21,758,368	22,657,928	21,309,575	22,334,340

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Equity
	Class A	Class B
Balance at December 31, 2006	$20,027	$1,941	$389,092,306	$(539,674,232)	$(1,629,947)		(152,189,905)
Contribution of shares into Company's defined contribution plan	454		1,510,904				1,511,358
Grants under restricted stock plan	495		(495)				—
Cancellation under restricted stock plan	(215)		(576,027)				(576,242)
Restricted stock plan compensation			3,333,238				3,333,238
FIN 48 Adoption				(46,211)			(46,211)
Net loss for the nine months ended September 30, 2007				(68,374,269)		(68,374,269)	(68,374,269)
Unrealized loss on derivative instrument					(504,549)	(504,549)	(504,549)

						(68,878,818)

Balance at September 30, 2007	$20,761	$$1,941	$393,359,926	$(608,094,712)	$(2,134,496)		$(216,846,580)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Operating activities
Net loss	$(57,364,620)	$(68,374,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	9,599,120	8,256,839
Provision for uncollectible accounts	184,910	265,541
Amortization of program license rights, including write-off	25,226,866	22,178,569
Amortization of intangibles and deferred charges	4,379,022	4,320,778
Non-cash compensation	3,796,142	4,782,604
Provision for income taxes	12,603,137	17,436,677
Loss (income) on unconsolidated subsidiaries, net of dividend	1,116,247	(65,160)
Loss on sale of fixed assets	46,999	95,845
Unrealized appreciation on investments	—	(791,689)
Payments on programming license liabilities	(20,079,295)	(20,706,329)
Changes in assets and liabilities
Decrease in trade accounts receivable	1,877,988	2,781,935
Decrease (increase) in prepaid expenses	117,600	(165,933)
Increase (decrease) in trade accounts payable	1,188,546	(593,599)
Decrease in accrued expenses and other liabilities	(7,510,295)	(11,851,663)
Increase in other assets	(170,839)	(351,356)

Net cash used in operating activities	(24,988,472)	(42,781,210)

Investing activities
Capital expenditures	(4,209,902)	(4,733,558)
Purchases of short-term investments	—	(32,819,184)
Maturities of short-term investments	—	41,000,000
Proceeds from the disposal of fixed assets	673,520	37,602
Realized appreciation of investments	(31,490)	(206,373)

Net cash (used in) provided by investing activities	(3,567,872)	3,278,487

Financing activities
Principal borrowings on long-term debt	50,000,000	—
Principal payment on Credit Facility	(2,500,000)	(2,625,000)
Deferred debt financing costs incurred	(1,296,155)	(4,208)
Principal payments under capital lease obligations	(35,007)	(21,830)

Net cash provided by financing activities	46,168,838	(2,651,038)

Net increase (decrease) in cash	17,612,494	(42,153,761)
Cash and cash equivalents at beginning of year	78,099,123	66,545,612

Cash and cash equivalents at September 30	$95,711,617	$24,391,851

Supplemental disclosure of cash flow information
Interest paid	$62,313,023	$66,857,981

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

        The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of ten network affiliated stations (five with ABC, three with CBS, one with NBC and one with MyNetworkTV). KRON-TV had been independent until March 16, 2006, when it entered into an affiliation agreement with MyNetworkTV. On March 28, 2006, KELO-TV, KDLO-TV and KPLO-TV, our digital stations, also entered into an affiliation agreement with MyNetwork TV. The MyNetwork TV affiliation agreements are for a term of five years commencing with the 2006-2007 broadcast season. MyNetworkTV started operations on September 5, 2006. The markets served by our stations are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company's wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

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

        For investments in which the Company owns 20% to 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company's stations are party to equity investments in third parties for tower agreements which are accounted for under the equity method. Accordingly, the Company's share of earnings and losses of these companies are included in other income (expense), net, in the accompanying consolidated statements of operations of the Company. The Company recorded its share of losses of approximately $1.0 million and its share of earnings of approximately $154,000 for the nine months ended September 30, 2006 and 2007, respectively, and its share of earnings of approximately $73,000 and approximately $53,000 for the three months ended September 30, 2006 and 2007, respectively.

        Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Previously, certain state taxes were reflected in other income (expense), net in the income statement. Effective for the first quarter of 2007, the Company began recording these taxes as part of the income tax expense in the income statement, leading to a reclassification from other income (expense), net to income tax expense of approximately $1.9 million for the nine months ended September 30, 2006.

        Operating results of interim periods are not necessarily indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

        In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company has not yet adopted SFAS 159 and is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the potential adoption will have on the Company's financial statements.

        In September 2006, the Financial Accounting Standards Board (FASB) released FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company is currently assessing the potential impact, if any, the adoption of this pronouncement will have on the financial statements.

2. Stock-Based Compensation

        On May 4, 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan ("2004 Plan"). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

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

        On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers (collectively, the "Exchange Agreements"). Pursuant to the Exchange Agreements, options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised stock options held by such executive officers, were cancelled and, in exchange for such cancelled options (which had a fair market value of approximately $182,000), the executive officers were awarded an aggregate of 318,791 deferred stock units (which had an aggregate value of approximately $602,000) under the 2004 Plan. The compensation expense associated with the fair market value of the deferred stock units ($602,000) is being recognized ratably over the three year vesting period.

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

  Stock Options

        Subsequent to the above-discussed Exchange Agreements and exchange offer, the Company had an aggregate of 900 outstanding stock options that were unvested which were fully expensed during the first half of 2006, in the amount of approximately $5,000. The Company had 535,417 stock options outstanding at December 31, 2006 and September 30, 2007.

  Restricted Shares and Deferred Stock Units

        The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company's Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $1.0 million and $1.1 million, respectively, for the three months ended September 30, 2006 and 2007, and $2.4 million and $3.2 million, respectively, for the nine months ended September 30, 2006 and 2007.

        There were 2,176,679 and 2,407,367 unvested restricted shares and deferred stock units as of December 31, 2006 and September 30, 2007, respectively, with a weighted average share price of $4.13 and $3.70, respectively.

        The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $1.1 million for the remainder of 2007 and approximately $3.7 million, $2.0 million and $583,000 during 2008, 2009, and 2010, respectively.

        During the first quarter of 2006, the Company adopted FASB Statement No. 123 (R), Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company adopted SFAS 123R using the modified prospective method, and consequently has not retroactively adjusted results from prior periods.

        The Company does not currently recognize tax benefits resulting from tax deductions in excess of the compensation costs recognized because of the federal and state net operating loss carryforwards available to offset future federal and state taxable income. Accordingly, the adoption of SFAS 123R did not have any impact on the Company's consolidated statements of cash flows.

        Prior to January 1, 2006, the Company had accounted for its share-based payments to employees under FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS "123"), which allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but disclose the pro forma net income (loss) had the fair value of the options been expensed.

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

        The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2006			As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite-lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$475,929	—	$475,929
Definite-lived intangible assets:
Network Affiliations	$91,164	$(33,783)	$57,381	$91,164	$(35,935)	$55,229
Other intangible assets	13,401	(9,532)	3,869	$13,401	$(10,426)	2,975

	$104,565	$(43,315)	$61,250	$104,565	$(46,361)	$58,204

        Aggregate amortization expense for the nine months ended September 30, 2006 and 2007 was $3.2 million and $3.0 million, respectively. Aggregate amortization expense for the three months ended September 30, 2006 and 2007 was $1.1 million and $962,000, respectively.

        It is the Company's policy to account for Network Affiliations and other definite-lived intangible assets at the lower of amortized cost or estimated fair value. As part of an ongoing review of the valuation and amortization of other intangible assets of the Company and its subsidiaries, management assesses the carrying value of Network Affiliations and other definite-lived intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that Network Affiliations and other definite-lived intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangible assets would be reduced to estimated fair value.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). FCC licenses are valued using a "Greenfield" income approach. Under this approach, the FCC license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value FCC licenses.

        If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

4. Long-Term Debt

        On May 3, 2005, the Company entered into an amended and restated senior credit facility. The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility. The credit facility bears a floating interest rate, based upon LIBOR, which ranged from 7.75% to 7.88% at September 30, 2007. On May 3, 2005, the full amount of the term loan was borrowed. The proceeds of the term loan were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 and for working capital. The term loan will mature in 2012 and the revolving facility will mature in 2010. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        On May 30, 2006, the Company entered into (i) the First Amendment (the "First Amendment") to the Senior Credit Facility and (ii) the Increase Joinder (the "Increase Joinder") to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the LIBOR Rate Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the LIBOR Rate margins are now equal to 1.50% and 2.50%, respectively. The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

        The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. As of September 30, 2007, approximately $342.5 million was outstanding under the term loan portion of the Senior Credit Facility.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility. The swap expires on May 8, 2008. Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the three and nine months ended September 30, 2007 a loss of approximately $323,000 and approximately $505,000, respectively, was recorded in other comprehensive income (loss). For the three and nine months ended September 30, 2006 a loss of approximately $739,000 and a gain of approximately $228,000, respectively, were recorded in other comprehensive income (loss).

        Long-term debt at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006		September 30, 2007
	(in thousands)
Senior Credit Facility	$345,125		$342,500
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	346,713	(1)	346,278	(1)

Total Long Term Debt	$831,838		$828,778
Less:
Scheduled current maturities	(3,500)		(3,500)

Long term debt excluding all current installments(2)	$828,338		$825,278

    (1)
    Includes unamortized premium balances of $2.4 million and $2.0 million as of December 31, 2006 and September 30, 2007.

    (2)
    Excludes capital leases.

        The Company's Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Senior Subordinated Notes are guaranteed, fully and unconditionally, and are guaranteed jointly and severally, on a senior subordinated unsecured basis by all of the Company's wholly owned subsidiaries. The Company has no independent assets or operations, other than the equity in its subsidiaries.

5. Income Taxes

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.1 million, all of which, if recognized, would affect the effective tax rate in future periods.

        Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 accrued at January 1, 2007 for the payment of interest and penalties, which is included in the unrecognized tax benefit of $3.1 million as discussed above.

        While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

        With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2003.

        At December 31, 2006, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $426.6 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

        With the adoption of the FASB issued Statement No.142, Goodwill and Other Intangible Assets (SFAS 142), the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, to the extent that such excess is not expected to reverse during the net operating loss carryforward period. Income tax expense for the nine months ended September 30, 2006 and 2007 primarily consists of deferred income tax expense of $18.4 million and $17.3 million, respectively, related to the increase in the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

        The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $3.9 million to increase deferred tax liabilities during the remaining three months of 2007.

6. Employee Benefit Plans

        The Company's defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

        The Company contributed approximately $843,000 to the benefit plan in 2007. Through September 30, 2007 approximately $739,000 was contributed. In October 2007 the final payment of $104,000 was contributed.

        Components of the net periodic benefit (cost) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Service cost	$10,550	$10,500	$31,650	$31,500
Interest cost	149,591	153,000	448,772	459,000
Expected return of plan assets	(168,759)	(177,250)	(506,276)	(531,750)
Amortization of the unrecognized obligation or transition asset	(3,459)	—	(10,377)	—
Recognized loss	34,638	34,500	103,913	103,500

Net periodic cost	$22,561	$20,750	$67,682	$62,250

7. Commitments and Contingencies

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

        For the three and nine months ended September 30, 2007, common stock equivalents, consisting of 610,764 and 683,491 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three and nine months ended September 30, 2006, common stock equivalents, consisting of 152,487 and 155,171 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For all periods, all shares underlying outstanding stock options are excluded for the computation of diluted earnings per share, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

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

Introduction

        Management's discussion and analysis of financial condition and results of operation ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

        Overview of our Business—This section provides a general description of the Company's business, as well as recent developments that have occurred during 2007 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

        Results of Operations—This section provides an analysis of the Company's results of operations for the three and nine months ended September 30, 2007 and 2006. This analysis is presented on a consolidated basis. In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

        Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for the nine months ended September 30, 2007 and 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments and obligations, as well as a discussion of other financing arrangements.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 60% of the gross revenue of the Company's stations during the nine months ended September 30, 2007 was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company's wholly owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

        Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities. This could cause our revenues or operating results to decline significantly in any given period.

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

Television Revenues

        Set forth below are the principal types of television revenues received by the Company's stations, for the periods indicated, and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in millions)
Revenues
Local	$32.5	52.3	$32.2	58.6	$101.6	55.2	$100.7	59.5
National	18.0	28.9	16.6	30.3	56.0	30.4	52.8	31.2
Network	.7	1.2	.6	1.1	2.0	1.1	1.8	1.1
Political	7.8	12.5	2.8	5.0	13.8	7.5	4.3	2.5
Barter	1.3	2.1	1.1	2.0	4.6	2.5	3.2	1.9
Production/Other	1.9	3.0	1.6	3.0	6.2	3.3	6.4	3.8

Total	62.2	100.0	54.9	100.0	184.2	100.0	169.2	100.0
Commissions	(8.6)	(13.9)	(7.4)	(13.4)	(25.5)	(13.9)	(22.9)	(13.5)

Net Revenue	$53.6	86.1%	$47.5	86.6%	$158.7	86.1%	$146.3	86.5%

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        The following table sets forth the Company's operating results for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

	For the three months ended September 30,
	2006	2007	Change	% Change
	(in thousands, except per share data)
Net revenue	$53,551	$47,526	$(6,025)	(11.3)%
Operating expenses, including SG&A, excluding depreciation expense	35,591	33,799	(1,792)	(5.0)
Amortization of program license rights	7,011	5,590	(1,421)	(20.3)
Write-down of program license rights	4,343	3,951	(392)	(9.0)
Depreciation and amortization	4,458	4,067	(391)	(8.8)
Corporate overhead, excluding depreciation expense	3,317	2,761	(556)	(16.8)

Operating income	(1,169)	(2,642)	(1,473)	(126.0)

Interest expense, net	(17,104)	(17,424)	(320)	(1.9)
Other income, net	64	76	12	18.8

	(17,040)	(17,348)	(308)	(1.8)

Loss from continuing operations before provision for income taxes	(18,209)	(19,990)	(1,781)	(9.8)
Income tax benefit (expense)	2,468	(4,828)	(7,296)	(295.6)

Net loss	$(15,741)	(24,818)	$(9,077)	(57.7)%

Basic net loss per common share	$(0.72)	$(1.10)

Basic shares used in earnings per share calculation	21,758,368	22,657,928

        Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues, which includes retransmission consent revenue, represent less approximately 3% of total net revenue. Net revenue for the three months ended September 30, 2007 was $47.5 million, as compared to $53.6 million for the three months ended September 30, 2006, a decrease of $6.1 million or 11.4%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for the three months ended September 30, 2007 was $2.8 million as compared to $7.8 million for the three months ended September 30, 2006, a decrease of $5.0 million, or 64.1%. There were various local midterm elections in 2006 at eight geographic locations in which we own stations, with less significant elections during the three months ended September 30, 2007, leading to lower political revenue.

  •
  The Company's gross local revenues for the three months ended September 30, 2007 were down approximately 1% compared to the three months ended September 30, 2006, and gross national revenues for the three months ended September 30, 2007 were down 7% compared to the prior year. While gross local revenue was down slightly year over year, local revenues were up at six of the ten stations for the three months ended September 30, 2007. Gross national revenues were down year over year, due to decreased spending by various national accounts in several markets served by our stations.

        Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 2007 were $33.8 million as compared to $35.6 million for the three months ended

September 30, 2006, a decrease of $1.8 million or 5.0%. The major components of, and changes to, operating expenses were as follows:

  •
  Personnel costs decreased approximately $959,000 for the three months ended September 30, 2007. Of this decrease, approximately $362,000 related to decreased severance costs. The Company continues to realize the benefits of the cost cutting initiatives and headcount reduction that have been instituted over the past couple of years.

  •
  Barter expense decreased approximately $275,000 for the three months ended September 30, 2007. This decrease was due mainly to the elimination of barter programming at one of the Company's stations.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $268,000, as a result of cost cutting initiatives taking place company-wide.

  •
  Programming expenses at one of the Company's stations was down approximately $251,000 due mainly to lower media spending year over year. For the three months ended September 30, 2006, one of the Company's stations had significant advertising expenses associated with the launch of a new network. There were no such expenses during the third quarter of 2007.

        Amortization of program license rights for the three months ended September 30, 2007 was $5.6 million, compared to $7.0 million for the three months ended September 30, 2006, a decrease of $1.4 million, or 20.3%. The decrease was due primarily to a programming write-down recorded during the third quarter of 2006, on a programming contract which ends in 2009. This write-down accelerated the programming amortization expense in that period, thus reducing future amortization expense associated with this program.

        During the third quarter of 2007, the Company recorded an impairment write-down at one of its stations of approximately $4.0 million for the 2007-2008 season of the "Dr Phil" show because it is anticipated that such show will generate a loss over the contract term. This compares to the write-down of approximately $4.3 million noted in the preceding paragraph that was recorded for the three months ended September 30, 2006. The 2006 write-down, which was primarily a consequence of the shifting of certain prime-time programming to late night as described below, reduced the future amortization expense associated with such programming. In September 2006, the Company's San Francisco station, KRON-TV, became an affiliate of MyNetwork. This affiliation required the shifting of syndicated programming previously being shown during prime-time (10:00 P.M. to 11:00 P.M.) to late night (11:30 P.M. to 12:30 A.M.). Spot rates for late night are lower than those charged for primetime spots. Accordingly, the Company determined that the asset value of the programming that was shifted from primetime to late night, which programming has a contract end date of September 12, 2009, was above realizable value and that a write-down of this programming asset was therefore required.

        Depreciation of property and equipment and amortization of intangible assets was $4.1 million for the three months ended September 30, 2007 as compared to $4.5 million for the three months ended September 30, 2006, a decrease of approximately $391,000 or 8.8%. Depreciation of property and equipment decreased due to various furniture, fixtures and computers becoming fully depreciated during the third quarter of 2006.

        Corporate Overhead for the three months ended September 30, 2007 was $2.8 million, compared to $3.3 million for the three months ended September 30, 2006, a decrease of $556,000, or 16.8%. The major cause of the changes in corporate expenses was a decrease in personnel costs of approximately $712,000 resulting primarily from a decrease in bonus expense resulting from the reduced operating results.

        Interest expense, net for the three months ended September 30, 2007 was $17.4 million, compared to $17.1 million for the same period in 2006, an increase of $320,000, or 1.9%. This increase is due primarily to a decrease in interest income of approximately $443,000 resulting from the combination of a lower cash balance and lower interest rates year over year. This was slightly offset by a decrease in interest expense of approximately $123,000. This is due in part to lower interest rates on the Company's debt, with interest rates ranging from 7.88% to 8.0% at September 30, 2006 as compared to rates ranging from 7.75% to 7.88% at September 30, 2007. Additionally, the Company makes principal payments under its Senior Credit Facility of approximately $875,000 on a quarterly basis, thereby reducing the outstanding debt by approximately $3.5 million year over year, thus reducing interest expense.

        The Company recorded an income tax provision of $4.8 million for the three months ended September 30, 2007 and a benefit of $2.4 million for the three months ended September 30, 2006. Included in the tax provision/(benefit) was a deferred tax provision of $4.7 million and $4.2 million for the taxable temporary difference related to the amortization of the Company's indefinite-lived intangible assets for the three months ended September 30, 2007 and 2006, respectively, which continues to be amortized for tax purposes.

        As a result of the above-discussed factors, the net loss for the Company was $24.8 million for the three months ended September 30, 2007, compared to a net loss of $15.7 million for the three months ended September 30, 2006, a change of $9.1 million, or 57.7%.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        The following table sets forth the Company's operating results for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

	For the nine months ended September 30,
	2006	2007	Change	% Change
	(in thousands, except per share data)
Net revenue	$158,692	$146,327	$(12,365)	(7.8)%
Operating expenses, including SG&A	103,440	101,493	(1,947)	(1.9)
Amortization of program license rights	20,683	17,717	(2,966)	(14.3)
Write off of program license rights	4,544	4,461	(83)	(1.8)
Depreciation and amortization	13,978	12,578	(1,400)	(10.0)
Corporate overhead, excluding depreciation expense	10,360	9,531	(829)	(8.0)

Operating income (loss)	5,687	547	(5,140)	(90.4)

Interest expense, net	(49,443)	(51,715)	(2,272)	(4.6)
Other expense, net	(1,006)	230	1,236	122.9

	(50,449)	(51,485)	(1,036)	(2.1)

Loss from continuing operations before income taxes	(44,762)	(50,938)	(6,176)	(13.8)
Income tax expense	(12,603)	(17,436)	(4,833)	(38.3)

Net loss	$(57,365)	$(68,374)	$(11,009)	(19.2)%

Basic net loss per common share	$(2.69)	$(3.06)

Basic shares used in earnings per share calculation	21,309,575	22,334,340

        Net revenue for the nine months ended September 30, 2007 was $146.3 million, as compared to $158.7 million for the nine months ended September 30, 2006, a decrease of $12.4 million or 7.8%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for the nine months ended September 30, 2007 was $4.3 million, as compared to $13.8 million for the nine months ended September 30, 2006, a decrease of approximately $9.5 million. The decrease is due to various local midterm elections in 2006 at eight geographic locations in which we own stations, with less significant elections during the nine months ended September 30, 2007.

  •
  The Company's gross local revenues for the nine months ended September 30, 2007 decreased by 1% compared to the nine months ended September 30, 2006, and gross national revenues for the nine months ended September 30, 2007 were down 5.8% compared to the prior year. While gross local revenue was down slightly year over year, local revenues were up at five of the ten stations for the nine months ended September 30, 2007. The three CBS affiliated stations benefited from Superbowl revenue, which increased their local revenues year over year. Gross national revenues were down year over year, due to decreased spending in several markets served by our stations by various national accounts.

  •
  Barter revenue decreased approximately $1.4 million for the nine months ended September 30, 2007. This decrease was due mainly to the elimination of barter programming at one of the Company's stations.

        Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2007 were $101.4 million as compared to $103.4 million for the nine months ended September 30, 2006, a decrease of $1.9 million, or 1.9%. The major components of, and changes to, operating expenses were as follows:

  •
  Personnel costs decreased approximately $976,000, due to the continued cost cutting initiatives and headcount reductions that have been instituted by the Company.

  •
  Professional fees decreased approximately $239,000. Our three CBS affiliated stations recorded an FCC fine during the first nine months of 2006. The remaining decrease relates to legal costs associated with litigation that was settled in 2006 with no such costs for 2007.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $377,000.

  •
  Approximately $110,000 of the decrease is attributable to the decrease in local sales commissions paid to employees due to the decrease in local revenues, as noted above.

        Amortization of program license rights for the nine months ended September 30, 2007 was $17.7 million, compared to $20.7 million for the nine months ended September 30, 2006, a decrease of approximately $3.0 million, or 14.3%. The decrease was due primarily to a programming write-down recorded during the nine months ended September 30, 2006, on a programming contract which ends in 2009. This write-down accelerated the programming amortization expense in that period, thus reducing future amortization expense associated with this program

        During the nine months ended September 30, 2007, the Company recorded an impairment write-down at one of its stations of approximately $4.0 million for the 2007-2008 season of the "Dr Phil" show because it is anticipated that such show will generate a loss over the contract term. This compares to the write-down of approximately $4.5 million noted in the preceding paragraph that was recorded for the nine months ended September 30, 2006. The 2006 write-down, which was primarily a consequence of the shifting of certain prime-time programming to late night as described below, reduced the future amortization expense associated with such programming. In September 2006, the Company's San Francisco station, KRON-TV, became an affiliate of MyNetwork. This affiliation required the shifting of syndicated programming previously being shown during prime-time (10:00 P.M. to 11:00 P.M.) to late night (11:30 P.M. to 12:30 A.M.). Spot rates for late night are lower than those charged for primetime spots. Accordingly, the Company determined that the asset value of the programming that was shifted from primetime to late night, which programming has a contract end date of September 12, 2009, was above realizable value and that a write-down of this programming asset was therefore required.

        Depreciation of property and equipment and amortization of intangible assets was $12.6 million for the nine months ended September 30, 2007 as compared to $14.0 million for the nine months ended September 30, 2006, a decrease of approximately $1.4 million, or 10.0%. Depreciation of property and equipment decreased due to various furniture, fixtures and computers becoming fully depreciated during the nine months ended September 30, 2006.

        Corporate Overhead for the nine months ended September 30, 2007 was $9.5 million as compared to $10.4 million for the nine months ended September 30, 2006, a decrease of approximately $829,000, or 8.0%. The major components and changes in corporate expenses were as follows:

  •
  Personnel costs were down approximately $610,000 due mainly to a decrease in bonus expense resulting from the above-discussed reduced operating results.

  •
  Travel expenses were down approximately $145,000, due primarily to expenses associated with a sales meeting that occurred during the first nine months of 2006, with fewer meetings and related expenses occurring during the nine months ended September 30, 2007.

  •
  Insurance expenses were down approximately $149,000 during the nine months ended September 30, 2007 due in part to a health insurance premium refund of approximately $109,000 received in 2007, with no such refund in 2006.

        Interest expense for the nine months ended September 30, 2007 was $51.7 million, compared to $49.4 million for the same period in 2006, an increase of $2.3 million, or 4.6%. In May 2006, the Company incurred an incremental term loan of $50.0 million under the Senior Credit Facility, leading to a higher debt balance in the first six months of 2007 as compared to the corresponding period of 2006 and thus an increase in interest expense.

        The Company recorded an income tax provision of $17.4 million and $12.6 million for the nine months ended September 30, 2007 and 2006, respectively. This income tax provision includes a deferred tax provision of $17.3 million and $18.4 million for the taxable temporary difference related to the amortization of the Company's indefinite-lived intangible assets for the nine months ended September 30, 2007 and 2006, which continues to be amortized for tax purposes.

        As a result of the above-discussed factors, the net loss for the Company was $68.4 million for the nine months ended September 30, 2007, compared to a net loss of $57.4 million for the nine months ended September 30, 2006, a change of $11.0 million, or 19.2%.

Liquidity and Capital Resources

  Current Financial Condition

        The following tables present certain data that the Company believes is helpful in evaluating the Company's liquidity and capital resources (dollars in thousands).

	Nine Months Ended September 30,
	2006	2007
Net cash provided by (used in):
Operating activities	$(24,988)	$(42,781)
Investing activities	(3,568)	3,278
Financing activities	46,169	(2,651)

Net decrease increase in cash and cash equivalents	$17,613	$(42,154)

	December 31, 2006	September 30, 2007
Cash and cash equivalents	$66,546	$24,392
Short-term investments	$40,794	$33,610
Long-term debt, including current portion	$831,859	$828,778
Available under senior credit agreement	$20,000	$20,000

        The Company's cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming. Any significant decline in the advertising market or performance of the television programming broadcast by our stations could adversely impact the Company's cash flow from operations.

        The performance of KRON-TV has a significant impact on the Company's operating results. Consequently, the Company is particularly susceptible to economic conditions in the San Francisco advertising market. The Company's operating results have been adversely affected by the disappointing performance of KRON's programming and the diminished San Francisco advertising market.

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

        The principal uses of cash that affect the Company's liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company's debt. The Company is required to make scheduled principal payments under the term loan portion of the senior credit agreement, on a quarterly basis, equal to 0.25% of the initial aggregate amount of the term loan.

Sources and Uses of Cash

  Operating Activities

        Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $42.8 million and $25.0 million, respectively. The reduction of cash from operating activities for the nine months ended September 30, 2007 was due primarily to the following items:

  •
  The Company made approximately $20.7 million of payments on its programming liabilities for the nine months ended September 30, 2007.

  •
  Trade accounts receivable decreased approximately $2.8 million. This decrease is consistent with the revenue trends for broadcasters, whereby revenues are lower in the first and third quarters of the year. The accounts receivable balance is always larger at the end of the year due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season.

        The following items acted to offset these changes in operating expenses:

  •
  Accrued expenses and other liabilities decreased approximately $11.9 million for the nine months ended September 30, 2007. The majority of this decrease is due to a decrease in accrued interest of approximately $11.7 million as a result of an interest payment made in September 2007 on the Company's 10% Senior Subordinated Notes.

  •
  Trade accounts payable decreased approximately $594,000, due mainly to timing of programming payments. Of this amount approximately $391,000 relates to payments for a trade program made during the first nine months of 2007 at one of the Company's stations which were accrued for at the end of 2006.

  Investing Activities

        Cash provided by investing activities for the nine months ended September 30, 2007 was $3.3 million, compared to cash used in investing activities for the nine months ended September 30, 2006 of $3.5 million. The following changes in investing activities were noted:

  •
  Capital expenditures for the nine months ended September 30, 2007 were $4.7 million as compared to capital expenditures of $4.2 million for the nine months ended September 30, 2006.

  •
  Purchases of short term investments was $32.8 million for the nine months ended September 30, 2007, while maturities of short term investments was $41.0 million for the nine months ended September 30, 2007. There were no funds invested in short term investments for the nine months ended September 30, 2006.

  •
  Proceeds from the disposal of fixed assets for the nine months ended September 30, 2007 was $38,000 as compared to $674,000 for the nine months ended September 30, 2006.

  Financing Activities

        Cash used in financing activities for the nine months ended September 30, 2007 was approximately $2.7 million, as compared to cash provided by financing activities of approximately $46.2 million for the nine months ended September 30, 2006. The following changes in financing activities were noted:

  •
  On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility and the Increase Joinder, which provided for a $50.0 million incremental term loan under the Senior Credit Facility. On May 30, 2006, the full $50.0 million incremental term loan was borrowed by the Company. There were no such borrowings made during the nine months ended September 30, 2007

  •
  The Company made payments under capital lease obligations of approximately $22,000 and $35,000 for the nine months ended September 30, 2007 and 2006, respectively.

  •
  Additionally, the Company made principal repayments of $2.6 million and $2.5 million on its Senior Credit Facility during the nine months ended September 30, 2007 and 2006, respectively.

Debt Instruments, Guarantees and Related Covenants

        On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the "Senior Credit Facility"). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300.0 million of the term loan was borrowed. Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008. The balance of the term loan borrowing was used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the financial institution, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss. For the quarter ended September 30, 2007, a loss of approximately $323,000 was recorded in other comprehensive income (loss).

        On May 30, 2006, the Company entered into (i) the First Amendment (the "First Amendment") to the Senior Credit Facility and (ii) the Increase Joinder (the "Increase Joinder") to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the LIBOR Rate Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the LIBOR Rate margins are now equal to 1.50% and 2.50%, respectively. The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The proceeds of the incremental term loan borrowing were used for working capital and to pay fees and expenses related to the incremental term loan and the First Amendment. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

        At September 30, 2007, approximately $342.5 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the "LIBOR Rate" or the "Base Rate" plus margins of 1.50% for Base Rate loans and 2.50% for LIBOR Rate loans. At September 30, 2007, the Company was paying interest based on LIBOR, and the overall rate ranged from 7.75% to 7.88%. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At September 30, 2007, the Company was in compliance with all covenants contained in the credit facility.

        The following is a summary of the Company's outstanding indebtedness (in thousands) and related annualized interest payments that are recorded during the period. Debt amounts outstanding at December 31, 2006 and September 30, 2007 were as follows:

Annualized

	December 31, 2006		September 30, 2007		Interest Payments(1)
Senior Credit Facility	$345,125		$342,500		$26,969
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,713	(2)	346,278	(2)	34,430

Total Debt (excluding capital leases)	$831,838		$828,778		$73,649

(1)
The annualized interest payments are calculated based on the outstanding principal amounts at September 30, 2007, multiplied by the interest rates of the related debt instruments. The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

(2)
Includes unamortized premium balances of $2.4 million and $2.0 million as of December 31, 2006 and September 30, 2007, respectively.

        The Company's total debt at September 30, 2007 was approximately $828.8 million, consisting of approximately $342.5 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes and $2.0 million of bond premiums. In addition, at September 30, 2007, the Company had an additional $20.0 million of unused available borrowings under the revolving portion of the Senior Credit Facility.

        It is anticipated that the Company will be able to meet its working capital needs, scheduled principal and interest payments under the Company's Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flow from operations and funds available under the Senior Credit Facility.

Income Taxes

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.1 million, all of which, if recognized, would affect the effective tax rate in future periods.

        Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 accrued at January 1, 2007 for the payment of interest and penalties, which is included in the unrecognized tax benefit of $3.1 million as discussed above.

        While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

        With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2003.

        At December 31, 2006, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $426.6 million expiring at various dates through 2026, for which a full valuation allowance has been provided.

        With the adoption of the FASB issued Statement No.142, Goodwill and Other Intangible Assets (SFAS 142), the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. Beginning with the first quarter of 2005, the Company started recording a deferred tax provision for the excess of book basis over tax basis of intangible assets, to the extent that such excess is not expected to reverse during the net operating loss carryforward period. Income tax expense for the nine months ended September 30, 2006 and 2007 primarily consists of deferred income tax provision of $18.4 million and $17.3 million, respectively, related to the increase in the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period.

        The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets will not reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The Company expects that it will record a total of approximately $3.9 million to increase deferred tax liabilities during the remaining three months of 2007.

Contractual Obligations and Other Commercial Commitments

        As of September 30, 2007, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

        One of the Company's stations has three future program contracts for Dr. Phil as of September 30, 2007, for a total cost of approximately $27.7 million. Each of these three contracts is for a consecutive one-year term commencing in September 2008 and running through September 2011. Each of these future program contracts are anticipated to generate a loss, requiring a write-down of the programming asset at the time that each asset is recorded on the Company's balance sheet (generally in the third quarter). For the 2007-2008 season, commencing in September 2007, the Company recorded a programming impairment write-down of approximately $4.0 million during the third quarter of 2007. Additionally, the Company anticipates programming impairment write-downs for each of the three remaining one-year contracts (for the 2008-2009, 2009-2010 and 2010-2011 seasons) of similar amounts, which write-downs will be recorded in September 2008, 2009 and 2010. The actual amounts of such write-downs will be dependent on the future performance of the show.

Impact of Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The Company has not yet adopted SFAS 159 and is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the potential adoption will have on the Company's financial statements.

        In September 2006, the Financial Accounting Standards Board (FASB) released FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Company is currently assessing the potential impact, if any, the adoption of this pronouncement will have on the financial statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with approximately $342.5 million outstanding as of September 30, 2007, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates. The Company has entered into an interest rate derivative agreement to reduce the impact of changing interest rates on its floating debt rate.

        The Company's Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of September 30, 2007 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8 3/4% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments. The Company has entered into two derivative financial instruments. In 2001, the Company entered into an interest rate swap for a notional amount of $63.2 million, which expires in 2011. This swap was terminated during the year ended December 31, 2005. On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility. The swap expires on May 8, 2008. Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the three and nine months ended September 30, 2007 a loss of approximately $323,000 and approximately $505,000, respectively, was recorded in other comprehensive income (loss).

Item 4.    Controls and Procedures.

        Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

        During the quarter ended September 30, 2007, the Company continued the implementation of a new sales and traffic billing system as well as a new payroll system. While we expect that the implementation of these new systems will enhance our existing controls over financial reporting, we do not believe the new systems will materially affect, or be reasonably likely to materially affect, our controls over financial reporting.

        There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 1A.    Risk Factors

        There have been no material changes in the Company's risk factors from those disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

        Accordingly, on October 1, 2007, for their service on the Company's Board of Directors during the twelve months beginning October 1, 2007, each of the six non-employee directors of the Company (Alfred J. Hickey, David C. Lee, Alexander Mason, Leif Lomo, Richard Lowe and Reid Murray) was paid $30,000 in cash and was granted an award of 13,100 deferred stock units. Such number of deferred stock units was determined by dividing $30,000 by $2.29 (the closing selling price per share of the Company's Class A common stock on the Nasdaq National Market on October 1, 2007). In addition, on October 1, 2007, Mr. Lomo (as Chairman of the Audit Committee) and Mr. Lee (as Chairman of the Compensation Committee) were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 2,184 and 1,092 deferred stock units, respectively.

        The deferred stock units represent the right to receive a like number of shares of the Company's common stock on the 180th day following the date the director ceases to serve as a board member (or, if such 180th day is not a business day, the first business day immediately succeeding such 180th day), to the extent the units have vested as of such date. The deferred stock units will vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: November 8, 2007	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman and Chief Executive Officer
Date: November 8, 2007	By:	/s/ JAMES A. MORGAN James A. Morgan Executive Vice President and Chief Financial Officer (principal financial officer)