Form 10-K
period 2007-12-31
YOUNG BROADCASTING INC /DE/
filed 2008-03-13
CIK 929144

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3339681 (I.R.S. employer identification no.)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 754-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30, 2007 was approximately $83,332,584

         Number of shares of Common Stock outstanding as of February 28, 2008: 20,931,068 shares of Class A Common Stock and 1,941,414 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	in which incorporated
Portions of Registrant's Proxy Statement relating to the 2008 Annual Meeting of Stockholders	Part III

YOUNG BROADCASTING INC.
FORM 10-K
Table of Contents

i

PART I

Item 1.    Business.

        All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2007, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (each a "Subsidiary" and together the "Subsidiaries").

General

        The Company owns and operates ten television stations in geographically diverse markets and a national television sales representation firm, Adam Young Inc. Five of the stations are affiliated with American Broadcasting Companies, Inc. ("ABC"), three are affiliated with CBS Inc. ("CBS"), one is affiliated with National Broadcasting Company, Inc. ("NBC"), and one is affiliated with MyNetworkTV. KRON-TV had been independent until March 16, 2006 when it entered into an affiliation agreement with MyNetworkTV. On March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT also entered into an affiliation agreement with MyNetworkTV for delivery of network programming on a digital sub-channel. The MyNetworkTV affiliation agreements are for a term of five years commencing with the 2006-2007 broadcast season. MyNetworkTV started operations on September 5, 2006. Each of the Company's stations is owned and operated by a direct or indirect Subsidiary. The Company is presently the eighth largest ABC network affiliate group in terms of households reached.

        The Company is a Delaware corporation that was founded in 1986 by Vincent Young and his father, Adam Young. Vincent Young, the Company's Chairman, has over 35 years of experience in the television broadcast industry.

        The Company's principal offices are located at 599 Lexington Avenue, New York, New York 10022, and its telephone number is (212) 754-7070.

        For information concerning our financial condition, results of operations and related financial data, you should review the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Financial Statements and Supplementary Data" sections of this document. You also should review and consider the risks relating to our business and industry that we describe below under "Risk Factors."

Website Access to Company Reports

        The Company makes available free of charge through its website, www.youngbroadcasting.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information on the Company's website is not a part of this report.

Recent Developments

        Cost Savings Initiatives.    On February 21, 2008, the Company announced a streamlining of its stations operations which will save the Company an estimated $15.0 million on an annualized basis. When this plan is completed, the Company's workforce is expected to be reduced by about 11%. The Company expects to incur approximately $2.5 million of severance costs associated with the personnel change. In addition to the initial savings, the Company has identified $4.5 million of additional savings that will be implemented in 2009 and 2010.

        Nasdaq Notice.    On February 15, 2008, the Company received a notice from The Nasdaq Stock Market, Inc. ("Nasdaq") initiating a process to delist its common stock because the minimum bid price of its common stock had fallen below $1.00 for the prior 30 consecutive business days. The process provides for a 180 day period to meet the $1.00 minimum bid standard. In order to meet this standard, the Company's common stock would have to maintain a closing bid of at least $1.00 for 10 consecutive trading days during the 180 day period.

        On March 3, 2008, the Company received a second notice from Nasdaq stating that for the last 30 consecutive trading days, the market value of the Company's publicly held shares was less than the $15.0 million minimum required for continued listing on Nasdaq. The Company is provided with 90 calendar days to regain compliance. In order to meet this standard the Company's publicly held shares must maintain a value at closing of at least $15.0 million or more for 10 consecutive trading days during this 90 day period.

        Proposed Sale of KRON.    On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements include the operations, assets and liabilities of KRON-TV as discontinued under the provisions of FASB Statement No. 144 Accounting for the Impairment or Disposal of Long Lived Assets for all periods presented. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale." Unless otherwise noted, the operations of KRON-TV are not included in the discussion throughout this report, which pertains to continuing operations.

        Sprint Nextel Equipment Exchange.    In 2006, Sprint Nextel Corporate ("Nextel") was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum for an emergency communications system. In order to reclaim this signal, Nextel is required to replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition is being completed on a market-by-market basis. During 2007, two of the Company's stations replaced their existing equipment and put the new equipment into service. The remaining stations expect this replacement to occur in 2008.

        In accordance with FASB Statement No. 153 Exchange of Nonmonetary Assets, the transactions with Nextel are not considered exchanges. Accordingly, during 2007, the Company recognized a gain of approximately $505,000, resulting from the receipt of new equipment and the retirement of the replaced equipment.

Operating Strategy

        The Company's operating strategy focuses on increasing the revenue of its stations through advertising revenue growth and strict control of programming and operating costs. The components of this strategy include the following:

        Targeted Marketing.    The Company seeks to increase its revenue by expanding existing relationships with local and national advertisers, as well as attracting new advertisers through targeted marketing techniques and carefully tailored programming. The Company works closely with advertisers to develop campaigns that match specifically targeted audience segments with the advertisers' overall marketing strategies. With this information, the Company regularly refines its programming mix among network, syndicated and locally-produced programs in a focused effort to attract audiences with demographic characteristics desirable to advertisers. The Company's success in increasing local advertising revenue is dependent upon, in part, the upgrading of its local sales staff, performance-based compensation arrangements and the implementation of system performance accountability. Each station also benefits from the ongoing exchange of ideas and experiences with the Company's other stations.

        The steady increase in media outlets over the past 20 years has given local television stations across the country reason to re-evaluate how to generate consistent revenue growth. Increased competition from cable networks, Internet portals, syndication and a multitude of other advertising vehicles has given advertisers, advertising agencies and buying services a tremendous number of options as to how to spend their advertising dollars.

        The Company's stations utilize a variety of marketing techniques including the following:

  •
  Expanding the Account Base.  Large regional advertisers are vulnerable to spreading their advertising budgets to too many outlets, making advertising buys from these large accounts less reliable and more inconsistent than in past years. Non-returning business from large advertisers can make revenue growth very difficult. The Company continually expands its base of accounts, thereby making each account less of a factor in the overall revenue picture. The loss of any single account has less of an impact on the station's ability to grow revenue.

  •
  Economic Buyer Relationships.  An economic buyer represents an actual owner or controlling manager of a company and is directly impacted by the success or the failure of an advertisement campaign. Many advertisers utilize the services of advertising agencies to purchase their television spot requirements and other advertising purchases. The Company strives to develop professional relationships with all economic buyers rather than depending solely on the relationship with the advertising agency buyer.

  •
  Result vs. Efficiency Focus.  An economic buyer wants results from advertising campaigns, whereas agencies and media buyers focus on the efficiency of their buys, including the cost per point and post-buy analysis, which has nothing to do with how well the campaign actually did. Television advertising remains the most effective advertising vehicle available to economic buyers, and the Company seeks to make this clear to its clients.

  •
  Inventory Control and Yield Management.  The Company's stations continually monitor average unit rates and percent sell-out levels. A great emphasis is placed on selling all day parts and maximizing revenue yield from available inventory.

  •
  Targeted Incentives.  All of the Company's stations have targeted incentive plans that compensate sales management and account executives for reaching desired revenue growth, developing new advertisers and developing new categories of advertising.

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

        Video Journalist (VJ) System.    In 2005, the Company undertook a groundbreaking effort at two of its stations and converted its news gathering crews from traditional news crews to single person VJ crews. A traditional news crew usually requires three people to shoot, write and edit one story. Under the VJ system one person is able to shoot, write and edit each story, resulting in a more efficient use of resources and more content. This will significantly reduce duplication of effort and allow reporters extra time in getting additional information on important stories.

        Some of the long-term benefits of converting to the VJ System are the following:

  •
  Traditionally, on a typical day shift a station could produce five reporter packages (i.e. news stories) per day, which are repeated as many as six times during a 24 hour period. The implementation of the VJ System can produce as many as 15 unique reporter packages a day, significantly reducing the amount of repetition, and allowing more time to investigate important issues. Audiences generally respond well to the increased number of packages shown.

  •
  The cost of equipping a VJ is significantly less than equipping a three-person field crew. The total cost of equipping a VJ approximates $15,000, which includes all equipment, camera, lights, tripods, sound equipment and computer editing. Each VJ has his or her own camera and editing software. The edit software is either loaded onto the reporter's computer in the newsroom or onto a lap-top computer for use in the field. Under the traditional model, reporter/photographer crews must share "edit rooms."

  •
  The cameras used by VJ's are high definition quality and are much smaller than traditional gear, making it easier for a VJ to operate solo and allow them greater access to video and sound in the field.

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

        Strong local news product helps differentiate local broadcast stations from cable system competitors, which generally do not provide this service in markets we serve. The cost of producing local news programming generally is lower than other sources of purchased programming and the amount of local news programming can be increased for very modest incremental costs. Moreover, such programming can be increased or decreased on very short notice, providing the Company with greater programming flexibility.

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

        Cost Controls.    Each station emphasizes strict control of its programming and operating costs as an essential factor in increasing its operating income. The Company relies primarily on its in-house production capabilities and seeks to minimize use of outside firms and consultants. The Company's size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its overhead costs by utilizing the group benefits provided by the Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenue through efficient use of its available resources. On February 21, 2008, the Company announced a streamlining of its stations operations which will save the Company an estimated $15.0 million on an annualized basis. When this plan is completed, the Company's workforce is expected to be reduced by about 11%. In addition to the initial savings, the Company has identified $4.5 million of additional savings that will be implemented in 2009 and 2010.

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

The Stations

        The Company's stations are geographically diverse, which minimizes the impact of regional economic downturns. Four stations are located in the Midwest region (WBAY-Green Bay, Wisconsin, KWQC-Quad Cities, KELO-Sioux Falls, South Dakota and WLNS-Lansing, Michigan), four stations are located in the Southeast region (WKRN-Nashville, Tennessee, WRIC-Richmond, Virginia, WATE-Knoxville, Tennessee, and KLFY-Lafayette, Louisiana), and one station is located in the Northeast region (WTEN-Albany, New York). One station, held for sale, is located in the West region (KRON-San Francisco, California).

        Five of the Company's ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by any particular network. The following table sets forth general information based on Nielsen data as of November 2007 for each of the Company's stations:

	Market Rank(1)	Television Households(2)	Channel		Network Affiliation		Commercial Stations in DMA(3)	Station Rank In Market(4)	In Market Share(5)	Year Acquired
WKRN (Nashville, TN)	30	966,170	2		ABC		6	3	20	1989
WTEN (Albany, NY)	56	553,790	10	(6)	ABC		7	3	26	1989
WATE (Knoxville, TN)	58	534,410	6		ABC		6	3	22	1994
WRIC (Richmond, VA)	59	526,760	8		ABC		5	3	24	1994
WBAY (Green Bay, WI)	70	439,940	2		ABC		6	2	28	1994
KWQC (Quad Cities)	96	308,950	6		NBC		5	1	45	1996
WLNS (Lansing, MI)	112	255,040	6		CBS		6	1	35	1986
KELO (Sioux Falls, SD)	114	251,000	11	(7)	CBS/MNT	(8)	5	1	49	1996
KLFY (Lafayette, LA)	123	226,710	10		CBS		4	1	54	1988
KRON (San Francisco, CA)(9)	6	2,419,440	4		MNT		9	5	7	2000

(1)
Refers to the size of the television market or Designated Market Area ("DMA") as defined by Nielsen.

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

(4)
Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2007.

(5)
Represents an estimate of the share of DMA households viewing television received by a local commercial station in comparison to other local commercial stations in the market ("in-market share"), as measured sign-on to sign-off.

(6)
WTEN has a satellite station, WCDC-TV (Adams, Massachusetts), Channel 19, operating under a separate license from the FCC.

(7)
KELO has three satellite stations, KDLO (Florence, South Dakota), Channel 3, KPLO (Reliance, South Dakota), Channel 6, and KCLO (Rapid City, South Dakota), Channel 15, each of which operates under a separate license from the FCC. KCLO operates in a separate DMA from that of KELO and the other two satellites, wherein it ranks 175.

(8)
The Company also operates a separate MyNetworkTV station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring August 11, 2011.

(9)
On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco Station, KRON-TV. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale".

        The following is a description of each of the Company's stations:

        WKRN, Nashville, Tennessee.    WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 30th largest Designated Market Area ("DMA"), with an estimated 966,170 television households. There are six reportable stations in the DMA. For the November 2007 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 20%. The station's syndicated programs include Sex and the City, Martha Stewart Show, Live with Regis and Kelly and Wheel of Fortune. The station is also home to the Tennessee Titans pre-season games and coach's show. WKRN is also the Nashville station for the Tennessee Lottery, hosting three to four daily drawings.

        Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. In the summer of 2006, Nissan Motors moved its U.S. headquarters from Los Angeles to Nashville. Other prominent corporations located in the area include Dell, Saturn, TriStar Health Systems, Bell South and Gaylord Entertainment. According to the BIA Investing in Television Market Report, the average household income in the Nashville market was approximately $50,521 in 2006 with effective buying income projected to grow at an annual rate of 3.4% through 2011. Retail sales growth in this market is also projected by BIA to average 4.2% annually during the same period.

        WKRN's news efforts have been recognized with numerous journalistic awards including the prestigious Edward R. Murrow regional award for investigative reporting. The stations' newscasts have traditionally placed third in the market with the exceptions occurring during times when ABC had strong primetime numbers. The station is currently recommitting to a harder news format under new news management.

        In July 2005, the station made the decision to convert its news operation to a Video Journalist (VJ) format. This made WKRN the first commercial network affiliate in the country to embrace the concept. The VJ format combines the jobs of reporter, photographer, writer and editor into one. This technique is made possible with technological advances in cameras and editing software. WKRN's digital projects include The Nashville Weather Channel, which was launched in 2004 as WKRN's second digital channel and is now shown on both Comcast and Charter cable systems, which account for more than 90% of the market cable viewers.

        WKRN is committed to community service initiatives. The station continues its 22 year partnership with Second Harvest Food Bank and is celebrating its 16 years of association with Ronald McDonald House Charities of Nashville. The station's Holiday Hugs campaign helps collect educational supplies for needy students.

        WTEN, Albany, New York.    WTEN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in October 1989, began operations in 1953 and is affiliated with ABC. In 1963, WTEN added a satellite station, WCDC-TV Channel 19, located in Adams, Massachusetts to more adequately serve the eastern edge of the market. WCDC-TV was acquired concurrently with WTEN. (All references to WTEN include WCDC-TV.)

        The Albany market (which includes Schenectady and Troy) is the 56th largest DMA, with an estimated 553,790 television households. The Albany DMA is a highly competitive market place with seven reportable stations, three of which broadcast in the VHF spectrum. WTEN finished third in the November 2007 rating period with a 26% in-market audience share. This increased audience share represents WTEN's largest audience level in almost a decade. In addition, the early evening newscast has seen year to year growth in the key sellable demographics.

        WTEN has experienced revenue share growth in 2007. This is the third consecutive year that revenue share growth has occurred. This share growth is the result of local sales projects, increased audience levels, and strategic inventory management.

        Albany is the capital of New York. The largest employers are the New York State government, the State University of New York and General Electric. Other prominent corporations located in the area include a regional grocery chain, Golub Corp., Albany Medical Center, St. Peters Healthcare Service and Verizon Communications. These employers, which are dependent upon a well-educated and skilled labor force to remain competitive in their industries, are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees. According to the BIA Investing in Television Market Report, the average household income in the Albany market in 2006 was $46,934, with effective buying income projected to grow at an annual rate of 2.4% through 2011. Retail sales growth in this market is also projected by BIA to average 3.1% annually during the same period.

        The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Revenue growth is a challenge as the Albany- Schenectady-Troy market has historically experienced 2% natural growth rate. WTEN has experienced revenue growth far superior to the market in the last three years.

        The News Department of WTEN was honored in 2007 with 2 awards. News 10 received a regional Edward R. Murrow Award from the Radio Television News Director Association in the category of "Best Spot News Coverage" for its coverage of dangerous flooding in June of 2006. Murrow Awards recognize excellence in broadcast journalism and are among the most prestigious awards a local station can win. Additionally, News 10 received a Special Mention award in the "Best Regularly Scheduled Newscast" category of the annual awards from the New York State Associated Press Broadcasters Association for its 6PM newscast.

        The Capital Region of New York has become an important growth area because of $18.0 billion in new technology related investment and development commitments. Most recently, GE Energy announced the addition of 500 professional jobs at its new Wind Turbine Center in Schenectady. At the Rensselaer Technology Park, GE is building a Healthcare Research Facility which will add an additional 100 jobs. Finally, the Albany Nanotech Center at UAlbany's College of Nanoscale Science has attracted over 200 global partners and is the most advanced research complex of its kind anywhere in the world.

        WATE, Knoxville, Tennessee.    WATE, acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1953 and is affiliated with ABC. The Knoxville, Tennessee market is the 58th largest DMA, with an estimated 534,010 television households. There are six reportable stations in the DMA, three of which are VHF stations. During November 2006, WATE ranked third in ratings, with a sign-on to sign-off in-market share of 22%. The station's syndicated programming includes Oprah, Judge Judy, Inside Edition, The Insider and Rachel Ray.

        WATE-TV's major station focus is its news product. The station is also research-focused and delivers on its mission to provide hard news, investigative reporting and breaking news, each and every day. Our mission is to win our 5PM newscast in every ratings book, make our 6PM newscast distinctive from our 5PM newscast and to eliminate repetition coming from these newscasts to our 11PM newscast.

        Another of the station's priorities is weather. WATE and Young Broadcasting have invested in the best weather technology possible and have a highly respected and experienced "Storm Team" of meteorologists who are among the best in the market.

        According to the BIA Investing in Television Market Report, the average household income in the Knoxville market during 2006 was $43,819 with effective buying income projected to grow at an annual rate of 3.3% through 2011. Retail sales growth is also projected by BIA to average 4.0% annually during the same period.

        For more than 50 years, WATE-TV's commitment to its community has remained steadfast. In 2007, WATE participated in various community project initiatives including the East Tennessee Children's Hospital Diabetes Camp Hope-A-Thon, Ronald McDonald House Benefit. WATE continues to help the Second Harvest Food Bank and in 2007 raised record amounts of food through its annual 6 Shares High School Football Challenge and 6 Shares Telethon. The station has won numerous regional awards from the Southeast Region of the American Cancer society for its on going and growing commitment to the American Cancer Society's Relay for Life.

        WRIC, Richmond, Virginia.    WRIC, acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 59th largest DMA, with an estimated 526,760 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2007 ratings period, WRIC had an in-market sign-on to sign-off in-market share of 24%, compared to 33% for market leader WWBT(NBC), 25% for WTVR(CBS), 15% for WRHL (Fox) and 10% for WUPV (UPN). The station's syndicated programming includes Oprah, Wheel of Fortune and Jeopardy. These programs remain highly competitive in their time periods and provide consistent audience flow to our news programs and ABC network programming.

        WRIC increased its local news schedule to 28.5 hours per week in addition to ABC network and syndicated programming. WRIC has recently made significant investments in its local news programs. The personnel upgrades and technology investments combined with a clear and easy to understand storytelling format have resulted in solid news ratings growth. The highlight of the recently completed November book is the 17% gain in the station's early evening newscast among adults between 25 to 54 years of age, a key demographic group.

        Local news coverage is the centerpiece of WRIC's effort to serve the Central Virginia community and is the springboard for our community outreach efforts. In addition to local news coverage, WRIC also continued in its tradition of community service with major campaigns for the United Negro College Fund, Muscular Dystrophy Association's ("MDA"), Make a Wish and Toys for Tots.

        The Richmond metro area is home to 9 Fortune 500 companies including Philip Morris, Dominion Resources, Circuit City, Performance Food Group, Brinks, CarMax, Owen and Minor, Genworth Financial, Inc. and the most recent addition, MeadWestvaco. This provides a base of opportunity for entrepreneurial companies and has resulted in the Richmond metro area being listed as one of the 10 most business friendly areas by Forbes. According to the BIA Investing in Television Market Report, the average household income in the Richmond market in 2006 was $53,141 with effective buying income projected to grow at an annual rate of 3.3% through 2011. Retail sales growth is also projected by BIA to average 3.6% annually during the same period.

        WBAY, Green Bay, Wisconsin.    WBAY, the third station acquired by the Company in November 1994 from Nationwide Communications, Inc., began operations in 1953 and is affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 70th largest DMA, with an estimated 439,940 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2007 ratings period, WBAY was second in the ratings with a sign-on to sign-off in-market share of 28%. The station's syndicated programming includes Martha Stewart Show, Dr. Phil, Millionaire, The Insider and Sex and the City. The station also produces a local football show called "Tuesday Night Touchback", which is broadcast live every week during the season. The show is hosted by Sports Director Chris Roth and Green Bay Packer offensive tackle Mark Tauscher.

        WBAY has been successful in growing local revenue through focused selling events targeted to non-traditional advertisers and other innovative programs.

        Each year, WBAY receives many state and regional awards for excellence from the Associated Press, the Milwaukee Press Club and Wisconsin Broadcasters Association. In the past five years, the station has also won National Edward R. Murrow awards for "Best News Series" and "Best Feature Story" (television—small market).

        The station's primary focus is local news. The station broadcasts 29 hours of local news each week, and most newscasts win their time periods when compared to other providers of local news. WBAY's strategy is to let comprehensive, quality local news differentiate it from all other information distribution sources available.

        WBAY TV also broadcasts a 24-hour local weather channel "Stormcenter 2 24/7," designed to leverage the station's strong regional weather brand, and the Retro Television Network via its digital signal as well as through cable channels.

        WBAY is the largest producer of consumer shows in its market providing an RV and Camping Show, a Boat Show, a Home and Garden Show, and a Pet Expo.

        According to the BIA Investing in Television Market Report, the average household income in the Green Bay market in 2006 was $47,323, with effective buying income projected to grow at an annual rate of 3.0% through 2011. Retail sales growth is also projected by BIA to average 2.8% annually during the same period.

        WBAY sponsors public service campaigns for events such as Toys for Tots, The Boys and Girls Club of Green Bay, and the YMCA's Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA. For the past 53 years, WBAY has produced and aired the local Cerebral Palsy Inc. telethon, which is the longest-running local telethon in the nation, raising nearly $1,000,000 each year.

        KWQC, Quad Cities.    KWQC, acquired from Broad Street Television, L.P. on April 15, 1996, began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 96th largest DMA serving an estimated 308,950 television households in eastern Iowa and western Illinois. There are five reportable stations in the DMA, three of which are VHF. During the November 2007 ratings period, KWQC remained number one in all newscasts with a sign-on to sign-off in-market share of 45%. The station's local newscasts are #1 in the 5-7AM, Noon, 5PM, 6PM and 10PM time periods. The station's syndicated programming includes Millionaire, Rachel Ray, Jeopardy, and Wheel of Fortune.

        KWQC also broadcasts a 24-hour local weather channel "KWQC-TV6 First Alert 24/7," designed to leverage the station's strong regional weather brand. KWQC delivers this weather channel via its digital signal as well as through multiple cable outlets.

        KWQC places a strong emphasis on local news and community related events and broadcasts. The station is involved in numerous community service initiatives including Quad Cities Convention and Visitors Bureau, Mississippi Valley Regional Blood Center, Race for the Cure, Junior Achievement, American Cancer Society, American Heart Society, March of Dimes and many more. Additionally, KWQC televises a running event, the annual Bix7 Race, and the Festival of Trees Parade. The station also records and televises holiday choral music performed by students from all of the local high schools, "The Choirs of Christmas," which is aired in the noon newscasts during the days leading up to Christmas. These performances are edited and further aired as half-hour programs during the holiday weekends.

        The Quad Cities metropolitan area is located along the Mississippi River in eastern Iowa and western Illinois. Major employers include Deere & Company (Worldwide Headquarters), Rock Island Arsenal, Genesis Health System, Alcoa, Trinity Medical Center and Tyson Fresh Meats. Riverboat gambling continues to be a prime tourist attraction along with the brand new $47.0 million Figge Art Museum located in downtown Davenport. According to the BIA Investing in Television Market Report, the average household income in the Quad Cities market in 2006 was $44,453, with effective buying income projected to grow at an annual rate of 1.9% through 2011. Retail sales growth is also projected by BIA to average 1.4% annually during the same period.

        WLNS, Lansing, Michigan.    WLNS, acquired from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with the CBS Network. The Lansing Market is the 112th largest DMA, with an estimated 255,040 television households. There are 6 commercial stations operating out of 4 locations in Lansing, and one public broadcasting station in East Lansing at Michigan State University. WLNS was the number one station sign-on to sign-off in the November

2007 Nielsen Station Index report, which included a 5 County DMA and 10 surrounding counties in the viewing area.

        WLNS attributes its long success in the Lansing market to its commitment to local news, its support of the community and its advertisers. Each week the station broadcasts over 22 hours of local news, including 2 hours from 5am to 7am weekdays, plus the only midday newscast in the Lansing market.

        During the November 2007 ratings period, WLNS newscasts enjoyed significant increases compared to the prior year. This improvement placed the station's 5PM newscast close second in all other news time periods.

        The station's commitment to viewer safety is evident in our severe weather coverage. WLNS Stormtracker 6 coverage features mid-Michigan's first and most powerful Live Doppler Radar, which tracks severe weather and gives viewers extra time to seek shelter.

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

        WLNS also helps publicize many charitable causes across mid-Michigan by hosting and sponsoring many community events and producing and airing public service announcements and telethons for local charity organizations. For over 35 years WLNS has broadcast the MDA Jerry Lewis Muscular Dystrophy Telethon and has recently begun sponsoring a winter Muscle Team event to benefit MDA. WLNS works with Big Brothers and Big Sisters, Boys and Girls Club, Angel House, Highfields, Junior Achievement, Susan G. Komen Foundation, MS Society of Michigan, American Heart Association, March of Dime's, American Lung Association, MSU's Safe Place, Children's Trust Fund, Families of Spinal Muscular Atrophy, Ronald McDonald House of mid-Michigan, St. Jude Children's Research Hospital—Dream Home Giveaway, African American Cultural Heritage Association, Potter Park Zoo, Juvenile Diabetes Research Foundation, Volunteers of America, Alzheimer's Association, Salvation Army, YMCA and others.

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

        Lansing is Michigan's capital city, with various government agencies employing nearly 15,000 people in the area. General Motors employs approximately 8,500, and Michigan State University has over 10,500 employees with a student enrollment of over 43,000. Other industrial sectors in the area include plastics, non-electrical machinery, fabricated metal products, food processing, and printing. Companies operating in these sectors include Owens-Brockway, John Henry Company, and Dart Container. Insurance companies maintaining headquarters in mid-Michigan include: Auto-Owners Insurance, Farm Bureau Insurance, Jackson National Life, Delta Dental Plan, Accident Fund, Michigan Miller's and American Family Life. Ethanol fuel plants began operations in 2006 and additional plants are in process. Private and public sector initiatives are also being developed to attract new biotech, alternative energy and automotive technologies to the area.

        According to the BIA Investing in Television Market Report, the average household income in the Lansing market in 2006 was $49,435 with effective buying income projected to grow at an annual rate of 2.4% through 2011. Retail sales growth in this market is also projected by BIA to average 1.5% annually during the same period.

        KELO, Sioux Falls, South Dakota.    KELO, acquired from a subsidiary of Midcontinent Media, Inc. on May 31, 1996, began operations in 1953 and is affiliated with CBS. KELO added satellite station KDLO, Channel 3, in Florence, South Dakota in 1955 to serve the northern South Dakota area, and added satellite station KPLO, Channel 6, in Reliance, South Dakota in 1957 to serve the central South Dakota area. In 1988, KCLO, Channel 15, then operating as a translator facility, was added as a satellite station of KELO in Rapid City, South Dakota. KELO thus fully serves both the Sioux Falls and Rapid City DMA's. KELO markets itself as a stationwide broadcaster under the name KELOLAND. All following references to KELO include KDLO and KPLO only, and consequently the associated discussion pertains only to the Sioux Falls DMA.

        The Sioux Falls market is the 114th largest DMA serving an estimated 251,000 television households encompassing counties in Minnesota, Iowa and Nebraska, in addition to 52 counties within South Dakota. There are five reportable stations in the DMA, two of which are VHF. During the November 2007 ratings period, KELO achieved nearly a 50 share of all Sioux Falls DMA household viewings for its entire key Monday to Friday newscasts, early morning 5PM, 6PM and 10PM.

        KELO has been expanding the television advertising market with its "Third Leg" sales project and, in August 2007, the local sales staff achieved its 34th consecutive month of record local revenue.

        KELO-TV continues to be the market-leader when it comes to award-winning news and local programming. For the second time in four years, the station received a national Edward R. Murrow Award from the Radio-Television News Directors Association. The primetime special, Underage, Under the Influence, was selected best "News Documentary" by RTNDA. The one-hour program led to changes in how the KELOLAND region dealt with a rash of teen drinking/driving fatalities. In addition to the 2007 RTNDA honor, KELOLAND News captured three regional Emmy nominations, "Best Newscast" from the Northwest Broadcast News Association, and a record 20 awards from the Associated Press including Best Newscast, Weathercast, Sportscast and Web Site.

        KELOLAND also introduced a new PSA campaign under their "Tradition of Caring" initiative. Beginning in 2008 the station will provide public service grants to local charities that apply for on-air time. This time will be used to highlight the selected charities and their impact on the community.

        The station continues to be an industry-leader in ratings. KELOLAND News leads every local news time period by at least a two-to-one margin and continues to regularly score a 50+ share in its early-morning and late-evening newscasts, one of the highest ratings of any CBS affiliate in the United States. Building upon the station's already dominant local news and weather coverage, in December 2007 KELO-TV commissioned Baron Services to install a new, million-watt dual-polarization weather radar in Huron, SD. It is the most-powerful weather radar installed at any television station in the country, and one of the seven such radars currently in operation.

        KELO television has been actively innovative with the use of its digital bandwidth and Internet offerings. In 2003, the station launched the state's first 24-hour regional all weather channel, Weather Now. In January 2004, the station launched UTV in Sioux Falls utilizing KELO-TV's digital facilities. UTV became a MyNetworkTV affiliate in September 2006. The station has enjoyed solid revenue growth with its award winning website, as monthly visits have reached the 4 million mark.

        Sioux Falls is the largest city in South Dakota, and its largest employers are Sanford Health and Citibank. According to the BIA Guide, the average household income in the Sioux Falls market in 2006 was $44,566, with effective buying income projected to grow at an annual rate of 2.9% through 2011. Retail sales growth is also projected by the BIA Guide to average 2.9% annually during the same period.

        KLFY, Lafayette, Louisiana.    KLFY, acquired from Texoma Broadcasters, Inc. in May 1988, began operations in 1955 as the market's first television station and is affiliated with CBS. KLFY is one of only two network-affiliated VHF stations serving the Lafayette Market. The third commercial station in the market is a Fox affiliate operating on a UHF channel and a fourth station, KLAF, is a lower power station affiliated with the CW Network. The market is dominated by KLFY and the other VHF station, a local ABC affiliate. The signals from the NBC affiliates in Lake Charles, Baton Rouge and Alexandria, Louisiana are available to households in the DMA. Since 1994, the NBC affiliate in Lake Charles has been selling advertising in the Lafayette market with minimal success.

        The Lafayette market is the 123rd largest DMA, with an estimated 226,710 television households. KLFY ranks first in the November 2007 ratings period with an overall sign-on to sign-off in-market share of 54% and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY won all major newscasts at 5 p.m, 6 p.m and 10 p.m. KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime time (7:00 p.m.—10:00 p.m., Monday—Saturday and 6:00 p.m.—10:00 p.m., Sunday), the most sought after advertiser demographic time period. The station's syndicated programs include Entertainment Tonight, Inside Edition, Dr. Phil, Millionaire, Regis and Kelly and Judge Judy.

        Historically, KLFY has placed strong emphasis on local news and community-related broadcasts. Each weekday begins with a 180-minute live production of "Passé Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2007 ratings period, this program received a 6:00 a.m.—7:00 a.m. in-market share of 55%. The one-hour weekend editions of the "Passé Partout" program achieves an 75% and 80% share on Saturday and Sunday respectively. KLFY also has won numerous awards in recent years from journalism organizations, including the 1995, 1998, 2000, 2001, 2003, 2006 and 2007 "Station of the Year" award from the Louisiana Associations of Broadcasters.

        KLFY has made community involvement an important part of its operations. The 12:00 noon news show, "Meet Your Neighbor," places an emphasis on local news reporting and is a platform for community service segments. In addition to ongoing commitments to blood drives, food and clothing drives, a big brother/big sister program and animal adoptions, the station has been the motivating force behind some nontraditional community service projects. "Wednesday's Child" is a nationally recognized segment featuring children in need of adoption, and the effort has had a significant success rate in placing children. Over the past 20 years the station has raised tons of food for the hungry with its annual "Food for Families" all-day live remote event from 20 locations in the DMA. The station has an annual "Coats for Kids" campaign to clothe needy children and has raised over $16 million for the MDA annual telethon. For its efforts, the station has received awards from state and national service organizations, including the MDA's special recognition award and the Media of the Year awards from the Louisiana Special Olympics organization and the Black Advisory Adoption Committee. Many staff members serve on the boards of directors for philanthropic organizations such as "Crime Stoppers," "United Way of Acadiana," "232-HELP," and "Big Brothers/Big Sisters."

        According to the BIA Investing in Television Market Report, the average household income in the Lafayette Market in 2007 was $40,726, with effective buying income projected to grow at an annual rate of 3.1% through 2011. Retail sales growth in this market is also projected by BIA to average 1.7% annually during the same period.

        KRON, San Francisco, California.    The Company acquired KRON Channel 4 from The Chronicle Publishing Company on June 26, 2000. KRON is a VHF television station in the San Francisco Bay Area, the sixth largest television revenue market in the country based on television households. Since first being granted an FCC license in 1949 until January 1, 2002, when it became an independent station, KRON was an NBC affiliate. On March 14, 2006, KRON signed an affiliation agreement with the new 20th Century FOX-backed network, MyNetworkTV, which began airing 2 hours of nightly primetime programming six-nights-a-week commencing on September 5, 2006.

        The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Nielsen Media Research and SRDS Lifestyle Market Analyst 2005 the San Francisco Bay Area has a total population of approximately 5.0 million adults with slightly over 2.4 million television households. According to the United States Census Bureau, of the 280 defined metropolitan areas, the San Francisco Bay Area has the highest median household income in the nation of approximately $71,000. If California were an independent nation, its economy would rank as the 8th largest in the world, according to the California Legislative Analyst's Office.

        San Francisco is home to more than 60,000 businesses, where such large organizations as The Gap, Wells Fargo, the Charles Schwab Corporation, Visa, Levi Strauss, Lucas films and McKesson maintain their headquarters. Many other major corporations, including tech giants Chiron, Genentech, Google, HP, Oracle, and Pixar, are based in the surrounding Bay Area.

        KRON brands its identity in the market as a hyper-local television station, with the primary objective of providing Bay Area viewers with unique local programming and coverage of local events, anchored by more than 50 hours of news per week. Since 2005, the station has based its News operation on a Video Journalist (VJ) format. This trend-setting format combines the jobs of reporter, photographer, writer and editor into one—the VJ. The technique is made possible by technological advances in cameras and editing software and allows KRON 4 News to be in more places, providing more news coverage than possible with a traditional format.

        In addition to news, KRON also produces more local programs than any station in the market. These include programs such as Bay Area Backroads, Henry's Garden, Bay Café and an ongoing series of award winning documentaries, specials and live-coverage parades. Many of these are produced in high definition format. KRON has also launched innovative new programs such as Bay Area Bargains and Bay Area Living. These programs, based on integrated marketing partnerships, provide value to advertising clients and are popular with viewing audiences, regularly winning their weekend timeslots. During the week, new health-related shows Medical Mondays and Body Beautiful have successfully generated significant direct response for clients while providing interesting and useful information to the audience. These innovative programs result from KRON's major emphasis on new business projects. These projects have been effective at creating new sources of revenue by capitalizing on the station's strong news and local programming platforms.

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

        The Market for Television Programming.    Television station revenue is primarily derived from local, regional and national advertising. Additionally, a small percentage of revenue is derived from network compensation, revenue from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups, which an advertiser may be targeting. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

        All television stations in the country are grouped by Nielsen, a national audience measuring service, into approximately 211 generally recognized television markets or DMAs that are ranked in size according to various formulae based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of the audience actually watching television (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses three methods of determining a station's ability to attract viewers (diary markets, meter—diary adjusted markets and local people meter markets). In larger DMA markets, ratings are determined by a combination of meters connected directly to select television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are used to determine viewing. The San Francisco, Richmond, Knoxville and Nashville markets are metered ("people meters"). People meters are connected to TV sets and record specific viewing of individuals in the home.

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

        Broadcast television stations compete for advertising revenue with many forms of media in their markets including newspapers, magazines, direct mail, outdoor signage, radio and on other outlets. This competition is based on which media provides the advertiser with the most effective and most cost efficient mechanism for delivering their message. In recent years, media outlets have been increasingly competing for revenue beyond their immediate competitors which in the Company's case are other over-the-air television broadcasters.

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

Retransmission Systems

        In 2006, cable penetration measured as a percentage of total households fell for the first time in 16 years. At the same time, other delivery systems such as satellite and telephone company-based ("telco") systems increased their penetration. In the future, these direct competitors to cable operators, especially the telco systems, are expected to increase cable's competition in delivering television programming into the home. Each of these delivery platforms (cable, satellite and telco) has made the inclusion of local television stations on their systems a key element of their marketing to consumers. Satellite and telco operators generally pay for the right to retransmit local television stations signals. Heretofore, cable system operators have generally resisted paying for retransmission rights. Recently, several broadcast groups have demanded cash payments from cable operators in consideration for granting retransmission rights. Several other television broadcast groups have announced that they intend to also demand cash compensation for retransmission when their current arrangements with cable operators expire. Most of the Company's agreements with cable operators expire on December 31, 2008. Negotiations on new agreements should commence in 2008. While the Company will be seeking appropriate compensation for granting retransmission rights, there can be no assurance that these negotiations will result in new revenues.

        Based on published material, the following table lists our stations and the markets in which the Company owns television stations and the relative total cable and alternative (i.e. satellite and telco) households in each market:

			Cable		Alternative
Station	YBI Market	Rank	Households	Penetration	Households	Penetration
KRON(1)	San Francisco	6	1,589,550	65.7%	598,870	24.8%
WKRN	Nashville	30	529,590	54.8%	331,710	34.3%
WTEN	Albany	56	427,310	77.2%	83,910	15.2%
WATE	Knoxville	58	311,510	58.3%	167,660	31.4%
WRIC	Richmond	59	301,420	57.2%	175,060	33.2%
WBAY	Green Bay	70	229,560	52.2%	119,110	27.1%
KWQC	Quad Cities	96	180,890	58.5%	87,680	28.4%
WLNS	Lansing	112	147,110	57.7%	70,360	27.6%
KELO	Sioux Falls	114	162,900	64.9%	61,660	24.6%
KLFY	Lafayette	123	147,640	65.1%	64,140	28.3%
KCLO	Rapid City	175	60,570	64%	25,670	27.1%

			4,088,050		1,785,830

(1)
On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale".

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

        Other sources of competition include home entertainment systems (including video cassette and video disc recorders and playback systems, videodisks, DVD's, DVR's, and video game devices), video-on-demand and pay-per-view, portable digital devices, and the Internet. In particular, networks have started distributing programming directly to consumers via the Internet and portable digital devices such as video iPods and mobile phones.

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

        Programming.    Competition for programming involves negotiating with national program distributors or syndicators, which sell first-run and rerun packages of programming. The stations compete against in-market broadcast station competitors for exclusive local access to off-network reruns (such as Friends) and first-run product (such as Entertainment Tonight) in their respective markets. Cable and satellite systems compete with local stations for programming to a lesser extent, and various national cable and satellite networks from time to time have acquired programs that would have otherwise been offered to local television stations. Competition for exclusive news stories and features is also endemic in the television industry.

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

Network Affiliation Agreements

        Each of the Company's stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of the stations and the dates of expiration of the respective affiliation agreements:

Station	Network Affiliation	Affiliation Agreement Current Expiration Date
WKRN (Nashville, TN)	ABC	December 31, 2009
WTEN (Albany, NY)	ABC	December 31, 2009
WRIC (Richmond, VA)	ABC	December 31, 2009
WATE (Knoxville, TN)	ABC	December 31, 2009
WBAY (Green Bay, WI)	ABC	December 31, 2009
KWQC (Quad Cities)	NBC	January 1, 2015
WLNS (Lansing, MI)	CBS	September 30, 2012
KELO (Sioux Falls, SD)	CBS(1)	April 2, 2015
KLFY (Lafayette, LA)	CBS	September 30, 2012
KRON (San Francisco, CA)(2)	MyNetworkTV	September 5, 2011

    (1)
    The Company also operates a separate MyNetworkTV network station using its digital broadcast facilities in Sioux Falls, South Dakota, under an affiliation agreement expiring September 5, 2011.

    (2)
    On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale".

        The Company believes that programming costs are generally lower for network affiliates than for independent television stations and that prime time network programs generally achieve higher ratings than non-network programs. The Company believes that its relationships with its networks are excellent and that all of its affiliated stations are highly valued by the network with which they are affiliated.

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

        In the fall 2006, CBS and Warner Bros. Entertainment launched a new 5th network, the CW and ceased operations of their respective prior networks, UPN and the WB. This new network is a joint venture between Warner Bros. Entertainment and CBS, with each company owning 50%.

FEDERAL REGULATION OF TELEVISION BROADCASTING

Existing Regulation

        Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other actions: to determine the frequencies, location and power of broadcast stations; to issue, modify, renew and revoke station licenses; to approve the assignment or transfer of control of broadcast licenses; to regulate some of the equipment used by stations; to adopt and implement regulations and policies concerning the ownership and operation of television stations, including requirements affecting the content of broadcasts and children's programming; and to impose penalties for violation of the Communications Act or FCC regulations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, short-term renewal of licenses or, for particularly egregious violations, revocation of license.

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

License Renewals

        Television broadcast licenses are generally granted and renewed for terms of eight years, although licenses may be renewed for a shorter period. The Communications Act requires that the FCC grant a renewal application if the FCC finds that (a) the station has served the public interest, convenience and necessity; and (b) the station has not committed any serious violation or pattern of violations of the Communications Act or the FCC's rules and regulations. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on its operations.

        Applications for renewal of the Company's stations with the following expiration dates remain pending at the FCC (a station's authority to operate is automatically extended while a renewal application is on file and under review): KLFY, June 1, 2005; WKRN, August 1, 2005; WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KRON, December 1, 2006; and WTEN, June 1, 2007. In 2005, the FCC granted WRIC's license renewal, which now expires on October 1, 2012, and in 2007, the FCC granted WCDC's (satellite of WTEN), license renewal, which now expires on April 1, 2015.

Multiple Ownership Restrictions

        The Communications Act and the FCC's rules limit the ability of individuals and entities to own or have positional interests, known as attributable interests, in certain combinations of broadcast stations and other mass media.

        In June 2006, the FCC launched a rulemaking proceeding to promulgate new media ownership rules. This rulemaking was, in part, a response to a 2004 decision by the U.S. Court of Appeals for the Third Circuit which stayed and remanded several of the comprehensive ownership rule changes that the FCC had adopted in June 2003. The rules adopted in 2003 would have liberalized most of the ownership rules. The 2006 rulemaking proceeding concluded in December 2007 when the FCC adopted a minor relaxation of its rule banning newspaper/broadcast cross-ownership. The 2006 rulemaking proceeding resulted in no other changes to the media ownership rules. Other than the change in the newspaper/broadcast cross-ownership rule, the FCC's pre-June 2003 broadcast ownership rules remain in effect.

Local Television Ownership

        The FCC's local television ownership (or "duopoly") rule limits the number of TV stations one party can own in the same Nielsen DMA. Under the current rule, one party is generally permitted to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. Furthermore, without regard to the number of remaining independently owned TV stations, the FCC will permit television duopolies within the same DMA if certain signal contours of the stations do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station.

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

Newspaper/Broadcast Cross-Ownership

        In December 2007, the FCC revised its newspaper/broadcast cross-ownership rule. The rule, prior to its revision in December 2007, prohibited (absent a waiver) a single entity from owning or having an attributable interest in both a commercial broadcast station and a daily newspaper if the station's Grade A service contour encompasses the entire community where the newspaper is published. The new newspaper/broadcast cross-ownership rule, which is not yet in effect, establishes presumptions in favor of and against proposed newspaper/broadcast combinations. Using these presumptions, the FCC will evaluate each proposed combination on its own merits, and decisions whether to allow or deny proposed combinations will be made on a case-by-case basis.

        Under the new rule, the FCC will presume that a proposed local newspaper/broadcast cross-ownership combination is in the public interest if it meets a four-part test: First, the market must be a Top 20 Nielsen TV DMA. Second, the transaction must involve the combination of a major daily newspaper and only one television station or one radio station. Third, if the transaction involves a television station, at least eight independently owned and operating major media voices (defined to include major newspapers and full-power commercial television stations) must remain in the market post-transaction. Fourth, if the transaction involves a television station, the station cannot be among the Top 4 ranked stations in the market.

        Any proposed local newspaper/broadcast cross-ownership transaction that does not meet the four-part test is presumed not to be in the public interest, but applicants will have the opportunity to demonstrate to the FCC reasons that the negative presumption should not apply in a particular case.

Radio/Television Cross-Ownership

        The radio/television cross-ownership rule permits certain radio/television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. Under this rule, in large markets (i.e., markets with at least 20 independently owned media voices), a single entity may own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is fewer than 20 but at least 10, the number of radio stations that may be owned by a television licensee in the same market drops to 4. If the media voices number fewer than 10, a television licensee may only own 1 radio station in the same market. Waiver of the radio/television cross-ownership rule will be granted if a station involved is a "failed" station. Unlike under the local television ownership rule, the FCC will not waive the radio/television cross-ownership rule for failing or unbuilt stations.

Attribution of Ownership

        Under the FCC's attribution policies, the following interests generally are attributable for purposes of the FCC's broadcast ownership restrictions:

  •
  equity and/or debt interests, which combined exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the licensee's total weekly programming or also holds an attributable interest in another same-market media entity (the "equity/debt plus" standard);

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

        Under the single majority shareholder exception, otherwise attributable minority interests are not attributable if a corporate licensee is controlled by a single majority shareholder owning more than 50% of the voting stock and the minority interest holder is not otherwise attributable under the "equity/debt plus" standard. The FCC is considering the elimination of the single majority shareholder exception, but the exception currently remains in effect.

        An entity that owns a TV station and programs more than 15% of the broadcast time on another TV station in the same market pursuant to a local marketing agreement ("LMA", sometimes also referred to as a "Time Brokerage Agreement" or "TBA") is required to count the LMA station toward its television ownership limits even though it does not own the station.

        The FCC is also considering whether to attribute TV joint sales agreements ("JSAs"). Under a JSA, one TV station in a market is permitted to sell the advertising inventory of another station in the same market. Currently, TV JSAs are not attributable under the FCC's policies, and in 2006, the Company entered into a JSA pursuant to which WLNS is permitted to sell the advertising inventory of WHTV, Jackson, Michigan.

Alien Ownership Restrictions

        The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licensees. In general, foreign entities or individuals are prohibited from collectively owning or voting more than 20% of the voting stock of the Company.

Cable and Satellite Carriage of Local Television Signals

        Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. In 2005, the Company made "must carry" and retransmission consent elections for the three-year period commencing on January 1, 2006. In 2008, the Company will make such elections for the three-year period commencing on January 1, 2009.

        The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by satellite carriers to viewers in each DMA. Under SHVIA, a satellite carrier generally is required to retransmit the analog signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. In 2005, the Company elected retransmission consent for its stations for the three-year period commencing on January 1, 2006. In 2008, the Company will make such elections for the three-year period commencing on January 1, 2009.

        Although cable operators generally will be required, under the FCC's "must carry" rules, to retransmit a single programming stream transmitted by each local digital television station at the end of the digital television transition, the FCC has ruled that it will not require cable operators either to carry both a station's analog and digital signals during the transition period or, after the conversation to digital, to carry more than a station's primary video programming channel. The Company has retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital signals of the Company's stations.

        The FCC, in 2007, adopted new rules requiring cable systems to provide all cable subscribers a "viewable" signal of all must-carry broadcast stations after the digital television transition on February 17, 2009 (at which time all must-carry stations will be broadcasting only digital signals). The new rules provide that, after February 17, 2009, a cable system may elect (i) to carry digital television signals in analog format (in addition to carrying the signals in digital format) or (ii) to carry the signals only in digital format so long as subscribers (including subscribers with analog television sets) are provided the necessary equipment to view the digital signals.

        In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA"). SHVERA extended until December 31, 2009, the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate). SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit a station's signal out of its DMA into communities in which the station is "significantly viewed" (as that term is defined by the FCC). In addition, SHVERA established a framework to govern satellite retransmission of distant digital network signals.

Digital Television Service

        The Communications Act and the FCC require television stations to transition from analog television service to digital television service. The Communications Act, as amended in 2006, requires the transition to be completed on February 17, 2009.

        At present, all of the Company's stations are operating with both analog and digital channels. At the end of the transition, each station must operate with only one channel. In 2005, each station was required to elect a channel for operation after the digital transition. The elected channel is the station's current analog channel, current digital channel, or a new channel. The FCC has approved the channel elections of each of the Company's stations and issued a new Table of Allotments, establishing final digital channels for all full-power television stations. Notwithstanding a station's ultimate digital channel, during and after the digital transition, stations may maintain their local brand identification associated with their analog channel number through use of the Program and System Information Protocol ("PSIP"). In general and as required by the FCC, PSIP works in conjunction with digital receivers and associates a station's digital signal with the station's analog channel number. For example, WKRN, which operates on analog channel 2 and digital channel 27, uses channel 2 as its "major" PSIP channel, and viewers access the station's digital channel by tuning to channel 2 on their digital receivers. Due to PSIP, the fact that WKRN's digital station technically broadcasts on channel 27 is not apparent to the viewer.

        Television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard. Broadcasters that offer ancillary or supplementary services on their digital spectrum may charge subscription fees. The FCC's rules require broadcasters to pay an annual fee of 5% of gross revenues received from subscription-based uses, excluding revenues from the sale of commercial time.

        At the end of the digital transition, the Company's analog signals will no longer be available. In general, it is estimated that approximately 14 percent of all television households now receive television exclusively by means of analog over-the-air transmissions and do not subscribe to cable or satellite services. To continue to receive the Company's stations' over-the-air transmissions after the conclusion of the digital television transition, these households will be required to purchase digital televisions, obtain digital to analog converter equipment, or subscribe to satellite or cable service. A significant percentage of households with analog over-the-air receivers may not desire or be able to afford to purchase digital televisions. While the federal government has created a subsidy to help such households obtain digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and some of such households may not take advantage of the subsidy. As a result, the digital transition may cause some households to lose service from the Company's stations. To the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce the Company's viewership from such households. Furthermore, while digital television improves the technical quality of over-the-air television broadcasts, the digital transition may cause a loss to a portion of the Company's audience because digital over-the-air service areas do not necessarily replicate analog service areas in all respects. While, in many cases, a station's digital signal covers all of the station's analog service area, in some circumstances, conversion to digital may reduce a station's geographical coverage area.

        The Company has incurred and will continue to incur considerable expense in the conversion to digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

Indecency Regulation

        Federal law and the FCC's rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. The Commission defines indecent content as "language that, in context, depicts or describes sexual or excretory activities or organs in terms patently offensive as measured by contemporary community standards for the broadcast medium." The FCC defines "profane" content as "vulgar, irreverent, or coarse language" which includes language that "denote[s] certain of those personally reviling epithets naturally tending to provoke violent resentment or denoting language so grossly offensive to members of the public who actually hear it as to amount to a nuisance." The maximum monetary forfeiture for the broadcast of obscene, indecent, or profane language is $325,000 for each "violation," with a cap of $3 million for any "single act."

        In 2004, the FCC proposed a monetary forfeiture against KRON in the amount of $27,500 for an alleged indecent broadcast aired in October 2002. On March 15, 2006, the FCC proposed a monetary forfeiture against KLFY-TV, KELO-TV, KPLO-TV, and KCLO-TV, along with virtually all CBS affiliates in the central and mountain time zones, each in the amount of $32,500 for the broadcast of allegedly indecent material during an episode of "Without a Trace." The Company has filed with the FCC oppositions to these proposed forfeitures, and the matters remain pending. On February 19, 2008, the FCC issued a monetary forfeiture against WKRN-TV and WBAY-TV, along with 43 other ABC affiliates in the central and mountain time zones, each in the amount of $27,500, for the broadcast of indecent material during a 2003 episode of "NYPD Blue." The ABC Network has paid the monetary forfeiture on behalf of all of the stations subject to the forfeiture order, including WKRN-TV and WBAY-TV. The ABC Network has petitioned for review of the FCC's forfeiture order with the U.S. Court of Appeals for the Second Circuit with respect to the stations it owns, and the Company also plans to seek appellate review.

Children's Television Programming

        Federal law and the FCC's rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and they require stations to broadcast three hours per week of educational and informational programming ("E/I Programming") designed for children 16 years of age and younger.

        In 2006, new children's rules became effective which impose the E/I Programming requirement on each free, over the air digital multicast program stream transmitted by television stations. The new rules also classify program promotions during children's programming as commercial matter unless the promoted programs are educational or age-appropriate and limit the display during children's programming of Internet addresses for certain websites that contain commercial material.

Closed Captioning

        As of January 1, 2006, stations must provide closed captioning for 100% of "new" non-exempt programming. The FCC's rules distinguish between "new" programming and "pre-rule" programming as follows: "New" programming is (1) video programming prepared or formatted for analog television that is first published or exhibited on or after January 1, 1998; and (2) video programming that is prepared or formatted for digital television on or after July 1, 2002. "Pre-rule" programming is video programming that was first published or exhibited before January 1, 1998. As of January 1, 2008, television stations must provide closed captioning for 75% of "pre-rule" programming. There are several exemptions to the FCC's closed captioning requirements, including exemptions for late night programming and locally produced and distributed non-news programming with no repeat value.

Broadcast "Localism"

        In November 2007, the FCC adopted new rules and proposed to take further action in the area of broadcast "localism." The new rules require each television station with a website to maintain a copy of portions of the station's public inspection file on the website and to file a new quarterly report with the FCC to describe the nature and extent of the station's local programming and local communication efforts. In its localism proceeding, the FCC has proposed a number of "re-regulatory" actions, including a license renewal processing guideline based on the amount of local programming aired by each station and the establishment of a new set of rules permitting cable and satellite companies to import distant duplicating network signals. The Company is unable to predict the ultimate outcome of any of the proposals made by the FCC in the localism proceeding or how any new rules adopted will affect the Company's business.

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

        The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are either pending before or considered by Congress and federal regulatory agencies from time to time. Also, several of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business. Additional information on the federal regulation of broadcasting is available on the FCC's website at www.fcc.gov.

Employees

        As of December 31, 2007, the Company employed in continuing operations 937 full-time employees and 130 part-time employees. The operations of KRON-TV, which are reflected in our consolidated financial statements as discontinued operations under the provision of SFAS No. 144 employed 158 full-time employees and 29 part-time employees, of which approximately 100 employees were represented by collective localized bargaining agreements with two different unions: IBEW and AFTRA. As of December 31, 2007, the Company considers its relations with its employees to be good.

Seasonality and Cyclicality of Advertising

        Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities. This could cause our revenues or operating results to decline significantly in any given period.

        The advertising revenue of the Company's stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates and supporters of ballot initiatives where spending typically is heaviest during the fourth quarter.

Item 1A.    Risk Factors.

        Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

We have substantial debt and significant interest payment requirements.

        We have a substantial amount of debt. The following table shows certain important credit statistics about the Company.

December 31, 2007
(dollars in millions)
Total debt	$827.8
Stockholders' deficit	$(219.4)

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

        Subject to restrictions in our Senior Credit Facility and the indentures governing our senior subordinated notes, we may also incur significant amounts of additional debt (some or all of which may be secured debt) for working capital, for capital expenditures, expansion through internal growth and other purposes. If additional debt is incurred, the risks related to our high level of debt could intensify. At December 31, 2007, our outstanding debt included $341.6 million outstanding under our Senior Credit Facility, $484.3 million of senior subordinated debt outstanding, and $1.8 million of bond premiums. In addition, at December 31, 2007, we had the ability to borrow $20 million under our Senior Credit Facility.

We depend on the cash flow of our subsidiaries to satisfy our obligations, including its debt obligations.

        Our operations are conducted through direct and indirect wholly-owned subsidiaries, which guarantee our debt, jointly and severally, fully and unconditionally. As a holding company, we own no significant assets other than our equity in our subsidiaries and we are dependent upon the cash flow of our subsidiaries to meet our obligations. Accordingly, our ability to make interest and principal payments when due and our ability to purchase our senior subordinated notes upon a change of control is dependent upon the receipt of sufficient funds from our subsidiaries, which may be restricted by the terms of existing and future senior secured indebtedness of our subsidiaries, including the terms of existing and future guarantees of our indebtedness given by our subsidiaries.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash write-down of goodwill and could have a material adverse impact on our results of operations and shareholders' equity.

        Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are our programming license rights, broadcast licenses and network affiliations. The risk of impairment losses may increase to the extent that our market capitalization and earnings decline. Impairment losses may result in a material, non-cash write-down of goodwill or station values. Furthermore, impairment losses could have an adverse impact on our results of operations and shareholders' equity.

Covenant restrictions under our Senior Credit Facility and the indentures governing our senior subordinated notes may limit our ability to operate our businesses.

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

We may not sell KRON.

        On November 7, 2007, our Board of Directors approved a process which will lead to the eventual sale of our San Francisco station, KRON-TV. We have engaged an investment bank and the process is ongoing. However, no assurance can be given that any bids will be submitted at prices or on terms that the Board will deem to be adequate, or that any prospective buyer will be able to obtain sufficient financing for a bid that the Board does deem to be adequate. If the process to sell KRON-TV is terminated prior to completion of a successful sale, the operations of KRON-TV will no longer be considered "held for sale" and will no longer be considered discontinued operations. If KRON-TV is not sold, our loss from continuing operations in prior years will increase and our goal of reducing our substantial debt and related interest payment requirements will not be met.

Our business in the past has been adversely affected by national and local economic conditions.

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

We are dependent on networks for our programming, and the loss of one or more of our affiliations would disrupt our business and could have a material adverse effect on our financial condition and results of operations by reducing station revenue at the affected station(s).

        Five of our ten stations are affiliated with the ABC television network, three are affiliated with the CBS television network and one is affiliated with the NBC television network. On March 16, 2006, KRON-TV, our only independent station, entered into an affiliation agreement with MyNetworkTV. The MyNetworkTV affiliation agreement is for a term of five years commencing with the 2006/2007 broadcast season. MyNetworkTV launched on September 5, 2006 and provides KRON-TV with 2 hours per day of network programming. The television viewership levels for stations other than KRON-TV (San Francisco, California), our MyNetworkTV affiliate, are materially dependent upon programming provided by these major networks. We are particularly dependent upon programming provided by the ABC network. Each of our stations other than KRON-TV is a party to an affiliation agreement with one of the major networks, giving the station the right to rebroadcast programs transmitted by the network. The four major networks have historically paid their affiliated stations a fee for each hour of network programming broadcast by the stations in exchange for the networks' right to sell the majority of the commercial time during such programming.

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

We may experience disruptions in our business due to natural disasters or terrorism.

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

We may experience disruptions in our business if we acquire and integrate new television stations.

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

The departure of one or more of our key personnel could impair our ability to effectively operate our business or pursue our business strategies.

        We are substantially dependent upon the retention of and the continued performance by our senior management. The loss of the services of Vincent J. Young, Chairman, Deborah A. McDermott, President, or James A. Morgan, Executive Vice President and Chief Financial Officer, could have an adverse impact on us.

Our business is subject to extensive governmental legislation and regulation, which may restrict our ability to pursue our business strategy and/or increase our operating expenses.

        Our television operations are subject to significant federal regulation by the Communications Act of 1934, as amended (the "Communications Act"). A television station may not operate without the authorization of the Federal Communications Commission ("FCC"). Approval of the FCC is required for the issuance, renewal and transfer of station operating licenses. In particular, our business will be dependent upon our ability to continue to hold television broadcasting licenses from the FCC. Currently, we have ten stations whose applications for renewal remain pending at the FCC following their expirations in 2005 and 2006.

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

Recent enforcement activity by the Federal Communications Commission may adversely affect our business.

        In recent years, the FCC has vigorously enforced a number of its rules. For example, the FCC has issued fines and sanctions for violations of its indecency rules, equal employment opportunity rules, public inspection file rules, and children's programming rules. The FCC's recent enforcement activity has typically been in connection with its review of station renewal applications. When reviewing a station's license renewal application, the Communications Act requires the FCC to review (1) whether the station has served the public interest; (2) whether the station has committed any serious violations of either the Communications Act or the FCC's rules; and (3) whether the station has committed other violations of the Communications Act or the FCC's rules which, taken together, would constitute a pattern of abuse.

        In March 2006, the FCC proposed indecency fines against KLFY, KCLO, KELO, and KPLO in the amount of $32,500 per station for airing an episode of the CBS network program "Without a Trace." Also, in March 2006, the FCC proposed a $10,000 fine against KLFY in connection with its pending license renewal application for public inspection file rule violations. In 2004, the FCC also proposed a $27,500 indecency fine against KRON, and our opposition to the proposed fine remains pending. On February 19, 2008, the FCC issued a monetary forfeiture against WKRN-TV and

WBAY-TV, along with 43 other ABC affiliates in the central and mountain time zones, each in the amount of $27,500, for the broadcast of indecent material during a 2003 episode of "NYPD Blue." The ABC Network has paid the monetary forfeiture on behalf of all of the stations subject to the forfeiture order, including WKRN-TV and WBAY-TV. The ABC Network has petitioned for review of the FCC's forfeiture order with the U.S. Court of Appeals for the Second Circuit with respect to the stations it owns, and the Company also plans to seek appellate review.

        In 2006, President Bush signed into law legislation that raised the maximum monetary forfeiture for future broadcast of obscene, indecent, or profane language tenfold, to $325,000 for each "violation," with a cap of $3.0 million for any "single act." However, the determination of whether content is indecent or profane is inherently subjective, creates uncertainty as to our ability to comply with the rules (especially with respect to live programming), and may impact our programming decisions. Future violation, even unknowingly, of the indecency rules with their enhanced financial penalties could lead to sanctions that may adversely affect our business and results of operations.

        Certain of our pending renewal applications disclose minor compliance issues with either the public inspection file rules or children's television rules. Additionally, we are unable to predict the outcome of the FCC's review of these matters or the impact that these (and any future) FCC-related compliance matters may have on us and the license renewal process at the relevant stations.

The Company's cost savings measures may be difficult to achieve within the time periods over which they are planned.

        In February 2008, the Company announced the implementations of cost savings expected to reduce its stations operating expenses by $20.0 million annually, by the end of fiscal year 2010. These savings are based on personnel reductions, introduction of new technology and the termination of certain outside professional services. It may take longer than planned to achieve the full benefit of the expected cost savings. While the Company believes these savings will not adversely impact the competitive strengths of the stations, the actual impacts may be different than anticipated.

We operate in a very competitive business environment.

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

We may fail to maintain our listing on The Nasdaq Global Market.

        The closing bid price of our common stock, which is traded on The Nasdaq Stock Market, has been below $1.00 per share for more than 30 consecutive trading days. On February 15, 2008, we received notice from Nasdaq initiating a process to delist our stock. Such process provides for a 180 day period to cure the $1.00 minimum bid default. Our common stock would have to maintain a closing bid of at least $1.00 for 10 consecutive trading days during the 180 day period to cure such default. In addition, on March 3, 2008, we received a second notice from Nasdaq stating that for the last 30 consecutive trading days, the market value of our publicly held shares was less than the $15.0 million minimum required for continued listing on Nasdaq. Under the Nasdaq rules we are provided with 90 calendar days to regain compliance. In order to meet this standard our publicly held shares must maintain a value at closing of at least $15.0 million or more for 10 consecutive trading days. We cannot provide you assurance that we will be able to regain compliance with either of these listing standards.

Management, as major stockholders, possesses unequal voting rights and control.

        Our common stock is divided into three classes with different voting rights that allow for the maintenance of control by our management. Each share of Class A common stock is entitled to one vote, each share of Class B common stock is entitled to ten votes, except for certain significant transactions for which such shares are entitled to one vote per share, and shares of Class C common stock are not entitled to vote except in connection with any change to our certificate of incorporation that would adversely affect the rights of holders of Class C common stock. As of December 31, 2007, there were no shares of Class C common stock outstanding.

        As of February 28, 2008, Vincent J. Young, Deborah A. McDermott and James A. Morgan, each a director and executive officer, members of the family of Vincent Young and certain trust and partnership entities affiliated with and/or maintained for their benefit, collectively beneficially owned (as defined in Rule 13d-3 under the Exchange Act) shares of Class A common stock and Class B common stock representing approximately 46.3% of the total voting power of our common stock. As a result, such individuals and entities collectively exert significant influence over the election of a majority of our directors and thus, over our operations and business. In addition, such stockholders have the ability to prevent certain types of material transactions, including a change of control. In a proposed merger of the Company with another entity, the Class A and Class B shareholders must approve this transaction in separate class votes.

        The disproportionate voting rights of the Class A common stock relative to Class B common stock may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal or tender offer.

Item 1B.    Unresolved Staff Comments.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
WKRN	Nashville, Tennessee
	Office and studio	Owned	43,104 sq. ft.
	Land	Owned	2.72 acres
Brentwood, Tennessee
	Transmission tower site	Owned	55.11 acres
WTEN	Albany, NY
	Office and studio	Owned	39,736 sq. ft.
	Land	Owned	2.56 acres
New Scotland, NY
Transmission tower site
	—Land	Owned	5.38 acres
	—Building	Owned	2,800 sq. ft.
	DTV transmitter site	Leased(1)	4.69 acres
Mt. Greylock, Adams, MA
Transmission tower site
	—Land	Leased	15,000 sq. ft.
	—Building	Owned	2,275 sq. ft.
WRIC	Richmond, VA
Office and studio
	—Building	Owned	34,000 sq. ft.
	—Land	Owned	4 acres
Chesterfield Co., VA
	Transmitter tower facility	Owned	900 sq. ft.
	DTV transmitter site	Lease of space on tower
WATE	Knoxville, TN
	Office and studio	Owned	34,666 sq. ft.
	Land	Owned	2.65 acres
Knox County, TN
	Transmission tower site	Owned	9.57 acres
House Mountain, TN
	Prospective tower site	Owned	5 acres
WBAY	Green Bay, WI
	Office and studio	Owned	90,000 sq. ft.
	Land	Owned	1.77 acres
DePere, WI
	Transmission tower site	Owned	3.03 acres
Appleton, WI
	Office	Leased	2,563 sq. ft.
KWQC	Davenport, Iowa
	Office and Studio	Owned	59,786 sq. ft.
	Land	Owned	1.82 acres

Bettendorf, Iowa
	Transmission tower site	Owned(1)	37.7 acres
Orion, Illinois
	DTV transmitter site	Lease of space on tower
KELO	Sioux Falls, South Dakota
	Office and studio	Owned	28,000 sq. ft.
	Land	Owned	1.08 acres
Rowena, South Dakota
	Transmission tower site	Owned(1)	64.46 acres
Brandon, South Dakota
	Auxiliary transmission tower site	Leased	26.42 acres
Reliance, South Dakota
	Transmission tower site	Owned	5.83 acres
Rapid City, South Dakota
	Office and studio	Leased	696 sq. ft.
	Transmission tower site	Owned	1 acre
Murdo, South Dakota
	Transmission tower site	Leased	1 acre
Philip, South Dakota
	Transmission tower site	Leased	8.23 acres
Wall, South Dakota
	Transmission tower site	Leased	4 acres
	Doppler Radar Tower	Leased	1,225 sq. ft.
Beresford, South Dakota
	Transmission tower site	Leased	2.1 acres
	Doppler Radar tower site	Leased	0.02 acres
Diamond Lake, South Dakota
	Transmission tower site	Owned	1 acre
DeSmet, South Dakota
	Transmission tower site	Owned	0.55 acres
Garden City, South Dakota
	Transmission tower site	Owned	1 acre
	Auxiliary transmission tower site	Owned	1 acre
Farmer, South Dakota
	Transmission tower site	Owned	1 acre
Mt. Vernon, South Dakota
	Transmission tower site	Owned	1 acre
White Lake, South Dakota
	Transmission tower site	Owned	1 acre
New Underwood, South Dakota
	Transmission tower site	Leased	200 sq. ft.
Huron, South Dakota
	Doppler Radar tower site	Leased	480 sq. ft.

WLNS	Lansing, Michigan
Office, studio and transmission tower
	site	Owned	20,000 sq. ft.
	Land	Owned	4.75 acres
Meridian, Michigan
	Transmission tower site	Owned	40.33 acres
Watertown, Michigan,cfn
	Doppler Radar tower site	Leased	6.2 acres
KLFY	Lafayette, Louisiana
	Office and studio	Owned	24,337 sq. ft.
	Land	Owned	3.17 acres
Maxie, Louisiana
	Transmission tower site	Leased	8.25 acres
Acadia Parish, Louisiana
	Transmission tower site	Owned	142 acres
KRON(2)	San Francisco, California
	Office and studio	Owned	108,652 sq. ft.
	Land	Owned	0.73 acres
	Transmission tower site	Leased(1)	1,800 sq. ft.
	Transmitter site	Lease of space on tower
San Mateo County, CA
	Transmitter site	Leased
Sonoma County, CA
	Two transmitter sites	Leases of space on tower
Alameda County, CA
	Transmitter site	Lease of space on tower
	Office	Leased	1,122 sq. ft.
Santa Clara County, CA
	Two transmitter sites	Leases of space on tower
	Office	Leased	3,437 sq. ft.
Marin County, CA
	Transmitter site	Lease of space on tower
Contra Costa County, CA
	Two transmitter sites	Leases of space on tower

(1)
Ownership rights are shared by station as part of a joint venture arrangement with unrelated third parties.

(2)
On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale".

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities.

        The Company's Class A Common Stock is traded on the Nasdaq Global Market ("Nasdaq") under the symbol YBTVA. Currently, there is no established public market for the Company's Class B Common Stock. The following table sets forth the range of the high and low closing sales prices of the Class A Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2006	$3.78	2.64
June 30, 2006	3.76	3.00
September 30, 2006	3.20	2.17
December 31, 2006	2.85	2.03
March 31, 2007	$4.15	2.57
June 30, 2007	4.58	3.34
September 30, 2007	3.69	1.93
December 31, 2007	2.62	0.95

        At February 12, 2008, there were approximately 81 and 49 stockholders of record of the Company's Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

Dividend Policy

        The Company has never paid a dividend on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The terms of the Company's Senior Credit Facility and the indentures governing the Company's outstanding senior subordinated notes restrict the Company's ability to pay cash dividends on its Common Stock.

Performance Graph

        The performance graph below shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or the Exchange Act except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

        The following line graph compares the yearly percentage change in the cumulative total stockholder return on our Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of the Nasdaq Telecommunications Stock Market Index (an index containing performance data of radio, telephone, telegraph, television and cable television companies) from December 31, 2002 through December 31, 2007. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each Index on December 31, 2002, and that all dividends, if any, were reinvested.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Young Broadcasting Inc.	$100	$152.20	$80.21	$19.75	$21.43	$7.97
Nasdaq Stock Market Index	100	150.00	162.90	165.18	180.87	198.60
Nasdaq Telecommunications Stock Market Index	100	168.70	182.20	169.08	216.08	235.96

Item 6.    Selected Financial Data.

        The following table presents selected consolidated financial data of the Company derived from the Company's audited consolidated financial statements for the five years ended December 31, 2007. The results from continuing operations for all periods presented do not include the results of operations for KCAL-TV, WTVO-TV or KRON-TV. The results of KCAL-TV, WTVO-TV and KRON-TV are reflected as discontinued operations.

        The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
	2003(2)(4)	2004(3)(4)	2005(3)(4)	2006(4)	2007(4)
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue(1)	$141,730	$162,382	$143,686	$165,318	$155,668
Operating expenses, including selling, general and administrative expenses	81,341	90,935	94,845	99,256	99,520
Amortization of program license rights	9,712	9,095	8,953	9,394	9,404
Depreciation and amortization	15,727	17,176	16,685	15,293	13,904
Corporate overhead	13,234	19,143	13,007	13,552	12,818
Operating income	21,716	26,033	10,196	27,823	20,022
Interest expense, net	(64,565)	(64,498)	(62,279)	(66,535)	(69,200)
Non-cash change in market valuation of swaps	(3,130)	(20)	(1,894)	—	(15)
Loss on extinguishments of debt	(227)	(5,323)	(18,626)	—	—
Other (expenses) income, net	78	(284)	(161)	(549)	529

Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(46,128)	(44,092)	(72, 764)	(39,261)	(48,664)
Benefit (provision) from income taxes(5)	834	(1,303)	(3,221)	4,771	4,074

Loss from continuing operations	(45,294)	(45,395)	(75,985)	(34,490)	(44,590)
(Loss) income from discontinued operations, net of taxes (including gain on sale of $2.2 million in 2003, $3.5 million in 2004 and $11.2 million in 2005)	(3,823)	1,119	(15,361)	(22,151)	(28,122)

Net loss	$(49,117)	$(44,276)	$(91,346)	$(56,641)	$(72,712)

Basic loss from continuing operations per common share before cumulative effect of accounting change	$(2.29)	(2.28)	$(3.73)	$(1.61)	$(1.98)
(Loss) income from discontinued operations, net	$(0.19)	$0.06	$(0.75)	(1.03)	(1.25)
Basic net loss per common share	$(2.48)	$(2.22)	$(4.48)	$(2.64)	$(3.23)

Basic shares used in earnings per share calculation.	19,783,227	19,950,689	20,369,226	21,470,334	22,464,375
Other Financial Data:
Cash flow (used in) provided by operating activities	$8,431	$(15,109)	$(58,337)	$(13,586)	$(35,927)
Cash flow provided by (used in) investing activities	$(16,755)	$2,832	$(2,297)	$(43,186)	$1,247
Cash flow (used in) provided by financing activities	$229,068	$(225,042)	$44,902	$45,218	$(3,526)
Payments for program license liabilities	$(20,351)	$(19,239)	$(23,342)	$(27,175)	$(27,837)
Capital expenditures	$(18,282)	$(12,183)	$(7,159)	$(5,500)	$(5,874)
Balance Sheet Data (as of end of Period):
Total assets	$1,061,664	$804,267	$787,547	$794,702	$731,701
Long-term debt (including current portion)(6)	$966,631	$740,438	$785,858	$831,837	$827,758
Stockholders' equity (deficit)	$28,330	$(13,163)	$(101,320)	$(152,190)	$(219,427)

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

(3)
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

(4)
On November 7, 2007, the Board of Directors approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV.

(5)
Previously, certain state taxes were reflected in other income (expense), net in the income statement. Effective 2007, the Company began recording these taxes as part of the income tax expense in the income statement, leading to a reclassification from other income (expense), net to income tax expense (benefit) of approximately ($70,000), $118,000, $709,000 and $1.2 million for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

(6)
Includes unamortized bond premium balances of $10.4 million, $8.5 million, $3.0 million and $2.4 million, $1.8 million as of December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

        Overview of our Business—This section provides a general description of the Company's business, as well as recent developments that have occurred during 2007 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

        Critical Accounting Policies—This section discusses accounting policies considered important to the Company's financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, the Company's significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the accompanying financial statements and notes thereto.

        Results of Operations—This section provides an analysis of the Company's results of operations for the three years ended December 31, 2007. This analysis is presented on a consolidated basis. In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

        Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for the two years ended December 31, 2007, as well as a discussion of the Company's outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments, as well as a discussion of other financing arrangements.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 65% of the 2007 gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company's wholly-owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

        Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers' spending priorities. This could cause our revenues or operating results to decline significantly in any given period.

        The advertising revenue of the Company's stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered election years due to spending by political candidates and supporters of ballot initiatives where spending typically is heaviest during the fourth quarter.

        The stations' primary operating expenses are for employee compensation, news-gathering, production, programming and promotion costs. A high proportion of the operating expenses of the stations are fixed.

Critical Accounting Policies and Estimates

        The SEC considers an accounting policy to be critical if it is important to the company's financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. Management has determined the development and selection of these critical accounting policies and the related disclosures have been reviewed with the Audit Committee of the Board of Directors. For a summary of all of the Company's significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

        Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts, the realizability of program license rights, valuation of barter arrangements and the useful lives, the carrying value of intangible assets and pension benefit obligations. Actual results could differ from those estimates.

        Revenue Recognition.    As discussed above, the gross operating revenue of the Company's stations is derived primarily from advertising revenue, which represented approximately 95% of the Company's total revenues for the years ended December 31, 2005, 2006 and 2007.

  •
  Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast.

  •
  Network Compensation—Five of the Company's ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. Network compensation from ABC, CBS and NBC is recognized on a straight line basis over the term of the contract.

  •
  Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows, internet sales rental income from tower space and other miscellaneous revenues. Additionally, included in other revenue is retransmission consent revenue, whereby the Company receives consideration from certain satellite and cable providers in return for consent to the retransmission of the signals of the Company's television stations. In some cases, the consideration is based on the number of subscribers receiving the signals. Retransmission consent revenue is generally recognized on a per subscriber basis in accordance with the terms of each contract. The Company recognized approximately $3.1 million for such retransmission revenue in 2007.

        Accounts Receivable.    Trade accounts receivables are recorded at the invoice amount and do not bear interest. Credit is extended to the Company's customers based upon an evaluation of the customers financial condition and collateral is not required from such customers. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, because accounts receivables are homogeneous. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

        Programming.    Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the program is available for use. Program rights are carried at the lower of unamortized costs or estimated net realizable value. The Company's accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense. Many of the Company's program commitments are for syndicated shows which are produced by syndicators to be aired on a first run basis. Such shows do not generally stay in production if they do not attract a significant audience. If the syndicator cancels a show, the Company's liability for future payments is extinguished. Program rights are analyzed by management on a quarterly basis to determine if revenues support the recorded basis of the asset. If the revenues are insufficient, additional analysis is done to determine if there is an impairment of the asset. If an impairment exists, the Company will reduced the recorded basis of the program license rights as additional amortization of program license rights in the period in which such impairment is identified.

        Intangible Assets—FCC Licenses and Network Affiliation Agreements.    Intangible assets include FCC broadcast licenses, network affiliations and other intangible assets. As required by SFAS No. 142, the Company tests the FCC licenses. The Company uses a "Greenfield" income approach under which the FCC license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value FCC licenses.

        If these assumptions decline or if the discount rate used in the discount cash flow models increases, our intangible assets could be impaired. An impairment of some or all of the value of these assets could result in a material effect on the consolidated statements of operations.

        Pension Assumptions.    Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. The assumptions used in accounting for pension liabilities and expenses include discount rates, expected rate of return on plan assets, mortality rates and other factors. In accordance with U.S. generally accepted accounting principles ("GAAP"), differences between actual results and assumptions are accumulated and amortized as part of net periodic pension costs over future periods, and therefore, generally affect recognized expenses and the recorded obligation in future periods. The Company considers the assumptions used in its determination of its projected benefit obligations and pension expense to be reasonable. Only about 8% of the Company's employees are beneficiaries of a pension plan at KRON-TV, a discontinued operations which is held for sale. The service credits for this plan were frozen in 2005.

Television Revenue

        Set forth below are the principal types of television revenue received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions. The television revenue from continuing operations for the years ended December 31, 2005, 2006 and 2007 do not include the television revenues for WTVO-TV or KRON-TV which are reflected as discontinued operations.

	2005		2006		2007
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenue
Local	$111,084	66.6%	$115,894	60.4%	$117,218	65.4%
National	44,153	26.5	42,275	22.0	41,379	23.1
Network compensation	2,540	1.5	2,478	1.3	2,328	1.3
Political	1,638	1.0	22,679	11.8	9,416	5.3
Barter	2,028	1.2	1,830	1.0	1,614	0.9
Production and other	5,424	3.2	6,685	3.5	7,269	4.0

Total	166,867	100.0	191,841	100.0	179,224	100.0
Agency and sales representative commissions(1)	(23,181)	(13.9)	(26,523)	(13.8)	(23,556)	(13.1)

Net Revenue.	$143,686	86.1%	$165,318	86.2%	$155,668	86.9%

(1)
National sales commission paid to AYI which eliminate upon consolidation were $3.3 million, $4.2 million and $3.3 million for 2005, 2006 and 2007, respectively.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006.

        The following table sets forth the Company's operating results for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The results from continuing operations for the years ended December 31, 2007 and 2006 do not include the results of operations for WTVO-TV or KRON-TV. Results for WTVO-TV and KRON-TV are reflected as discontinued operations.

	For the years ended December 31,
				% change
	2006	2007	Change
	(in thousands)
Net revenue	$165,318	$155,668	$(9,650)	(5.8)%
Operating expenses, including SG&A	99,256	99,520	264	0.0
Amortization of program license rights	9,394	9,404	10	0.0
Depreciation and Amortization	15,293	13,904	(1,389)	(9.1)
Corporate overhead, excluding depreciation expense	13,552	12,818	(734)	(5.4)

Operating income	27,823	20,022	(7,801)	(28.0)

Interest expense, net	(66,535)	(69,200)	(2,665)	(4.0)
Non-cash change in market valuation of swaps	—	(15)	(15)	100.0
Other (income) expense, net	(549)	529	1,078	196.4

	(67,084)	(68,686)	(1,602)	(2.4)

Loss from continuing operations before benefit from income taxes	(39,261)	(48,664)	(9,403)	(23.9)
Income tax benefit	4,771	4,074	(697)	(14.6)

Loss from continuing operations	(34,490)	(44,590)	(10,100)	(29.3)
Loss from discontinued operations, net of taxes	(22,151)	(28,122)	(5,971)	(27.0)

Net loss	$(56,641)	$(72,712)	$(16,071)	(28.4)%

Basic and diluted loss from continuing operations per common share	$(1.61)	$(1.98)
Basic and diluted loss from discontinued operations per common share, net of taxes	(1.03)	(1.25)
Basic and diluted net loss per common share	$(2.64)	$(3.23)

Basic and diluted shares used in earnings per share calculation	21,470,334	22,464,375

Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues, including retransmission consent revenue, represents less than 5% of total net revenue. Net revenue for the year ended December 31, 2007 was $155.7 million, as compared to $165.3 million for the year ended December 31, 2006, a decrease of $9.7 million or 6%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for 2007 was $9.4 million, as compared to $22.7 million for 2006, a decrease of approximately $13.3 million. The decrease is due to various local midterm elections in 2006 at eight geographic locations in which we own stations, with less significant elections during 2007.

  •
  The Company's gross local revenues for 2007 increased by 1.1% compared to 2006, and gross national revenues for 2007 were down 2.1% compared to the prior year. The three CBS affiliated stations benefited from Super Bowl revenue, which increased their local revenues year over year. Gross national revenues were down slightly year over year, due to decreased spending in several markets served by our stations by various national accounts.

        Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2007 were $99.5 million as compared to $99.3 million for the year ended December 31, 2006, an increase of $264,000, and a change of less than 1.0%. The following changes year over year were noted:

  •
  Included in selling, general and administrative expenses is non-cash compensation expense of approximately $6.2 million for 2007, of which approximately $4.3 million relates to awards of restricted shares and deferred stock units. The remaining $1.9 million of non-cash compensation relates to the Company's matching contributions to eligible employees under its defined contribution plan. This compares to approximately $5.2 million for 2006, of which approximately $3.4 million relates to awards of restricted shares and deferred stock units. The remaining $1.8 million of non-cash compensation relates to the Company's matching contributions to eligible employees under its defined contribution plan.

  •
  Local sales commissions increased approximately $234,000 as a result of the increase in local revenues, as noted above.

  •
  Professional fees decreased approximately $311,000. Our three CBS affiliated stations recorded a FCC fine during 2006, with significantly smaller FCC fines recorded in 2007. The remaining decrease relates to legal costs associated with litigation that was settled in 2006 with no such costs for 2007.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $525,000 in 2007 as compared to 2006.

  •
  Local programming was down approximately $250,000, which is attributed to one station that had a decrease in the number of pre-season football games to air in 2007 as compared to 2006.

        Amortization of program license rights was approximately $9.4 million for both of the years ended December 31, 2007 and 2006.

        Depreciation of property and equipment and amortization of intangible assets was $13.9 million in 2007 as compared to $15.3 million in 2006, a decrease of approximately $1.4 million, or 9.0%. Depreciation of property and equipment decreased due to various furniture, fixtures and computers becoming fully depreciated during the year ended December 31, 2006.

        Corporate overhead for 2007 was $12.8 million as compared to $13.6 million for 2006, a decrease of approximately $734,000, or 5.4%. The major components and changes in corporate expenses were as follows:

  •
  Personnel costs were down approximately $398,000 due mainly to a decrease in bonus expense resulting from the above-discussed reduced operating results.

  •
  Travel expenses were down approximately $184,000, due primarily to expenses associated with reductions in sales meetings year over year.

  •
  Insurance expenses were down approximately $132,000 in 2007 due in part to a health insurance premium refund of approximately $109,000 received in 2007, with no such refund in 2006.

        Interest expense for 2007 was $69.2 million, compared to $66.5 million for the same period in 2006, an increase of $2.7 million, or 4.0%. In May 2006, the Company incurred an incremental term loan of $50.0 million under the Senior Credit Facility, leading to a higher debt balance in the first six months of 2007 as compared to the corresponding period of 2006 and thus an increase in interest expense.

        The Company recorded an income tax benefit from continuing operations of $4.1 million and $4.8 million for the years ended December 31, 2007 and 2006, respectively. The 2007 income tax benefit includes a net deferred tax benefit of $3.8 million which represents a deferred tax benefit of $8.3 million related to the reversal of a valuation allowance offset by a deferred tax provision of $4.5 million for the taxable temporary difference related to the amortization of the Company's indefinite-lived intangible assets for the year ended December 31, 2007, which continues to be amortized for tax purposes. Due to the planned sale of KRON-TV the Company determined that the temporary differences related to the amortization of KRON's intangible assets will reverse in the near future; therefore the valuation allowance related to such temporary differences was reversed in 2007. This compares to a deferred tax provision of $1.9 million for the taxable temporary difference related to the amortization of the Company's indefinite-lived intangible assets for the year ended December 31, 2006, which continues to be amortized for tax purposes. Additionally, included in the provision for 2006 was state income taxes and increases in various reserves. In 2006, the Company's tax provision included a reduction in its tax accrual of approximately $8.6 million due primarily to the expiration of the statute of limitations (see "Income Taxes").

        On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations of KRON-TV as discontinued and assets and liabilities as "held for sale", under the provisions of SFAS No. 144 for all periods presented. (See Note 3) The Company recorded a loss from discontinued operations of $28.1 million and $22.2 million for the years ended December 31, 2007 and 2006, respectively, an increase of approximately $6.0 million or 27.0%. The increase in the loss from discontinued operations was due to the following:

  •
  Net revenues decreased approximately $14.0 million for 2007. This decrease was due mainly to a reduction in gross political revenue of approximately $8.7 million as 2006 had a governors race with no such political races in 2007. Furthermore, gross local revenues were down approximately $2.5 million and gross national was down approximately $4.1 million as a result of decreased ratings year over year.

  •
  Offsetting the decrease in revenues was a decrease in operating expenses of approximately $4.1 million in 2007, due to the stations cost cutting initiatives and headcount reductions.

  •
  Amortization of program license rights decreased approximately $3.8 million in 2007. This decrease was due primarily to a programming write-down recorded during 2006, on a programming contract which ends in 2009. This write-down reduced future amortization expense associated with this program.

        As a result of the above-discussed factors, the net loss for the Company was $72.7 million for the year ended December 31, 2007, compared to a net loss of $56.6 million for the year ended December 31, 2006, a change of $16.1 million, or 28.4%.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005.

        The following table sets forth the Company's operating results for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The results from continuing operations for the years ended December 31, 2006 and 2005 do not include the results of operations for WTVO-TV or KRON-TV. Results for WTVO-TV and KRON-TV are reflected as discontinued operations.

	For the years ended December 31,
	2005	2006	Change	%change
	(in thousands)
Net revenue	$143,686	$165,318	$21,632	15.1%
Operating expenses, including SG&A	94,845	99,256	4,411	4.6
Amortization of program license rights	8,953	9,394	441	4.9
Depreciation and Amortization	16,685	15,293	(1,392)	(8.3)
Corporate overhead, excluding depreciation expense	13,007	13,552	545	4.2

Operating income (loss)	10,196	27,823	17,627	172.9

Interest expense, net	(62,279)	(66,535)	(4,256)	(6.8)
Non-cash change in market valuation of swaps	(1,894)	—	1,894	100.0
Loss on extinguishment of debt	(18,626)	—	18,626	100.0
Other expense, net	(161)	(549)	(388)	(2.41)

	(82,960)	(67,084)	15,876	19.1

Loss from continuing operations before benefit from income taxes	(72,764)	(39,261)	33,503	46.0
Income tax (expense) benefit	(3,221)	4,771	7,992	248.1

Loss from continuing operations	(75,985)	(34,490)	41,495	54.6
Loss from discontinued operations, net of taxes (including gain on sale of $11.2 million in 2005)	(15,361)	(22,151)	(6,790)	(44.2)

Net loss	$(91,346)	$(56,641)	$34,705	38.0%

Basic loss from continuing operations per common share	$(3.73)	$(1.61)
Basic loss from discontinued operations, net	(0.75)	(1.03)
Basic net loss per common share	$(4.48)	$(2.64)

Basic shares used in earnings per share calculation	20,369,226	21,470,334

        Net revenue for the year ended December 31, 2006 was $165.3 million, as compared to $143.7 million for the year ended December 31, 2005, an increase of $21.6 million or 15.1%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for 2006 was $22.7 million, as compared to $1.6 million for 2005, an increase of approximately $21.1 million. The increase is due to various local midterm elections in 2006 at eight geographic locations in which we own stations.

  •
  The Company's gross local revenues for 2006 increased by 4.3% compared to 2005, and gross national revenues for 2006 decreased 4.2% compared to the prior year. The increase in gross local revenues is partially attributable to new advertisers in conjunction with new local sales initiatives. Furthermore, seven of the nine stations increased local revenues from accounts in various industries, including hospitals, furniture, automotive and healthcare. The decrease in gross national revenues for 2006 was due mainly to decreased spending in the automotive category, which lead to decreased revenue at four of the Company's stations.

        Operating expenses, including selling, general and administrative expenses, for 2006 were $99.3 million as compared to $94.8 million for 2005, an increase of $4.4 million, or 4.6%. The major components of, and changes to, operating expenses were as follows:

  •
  Included in selling, general and administrative expenses is non-cash compensation expense of approximately $5.2 million for 2006, of which approximately $3.4 million relates to awards of restricted shares and deferred stock units. The remaining $1.8 million of non-cash compensation relates to the Company's matching contributions to eligible employees under its defined contribution plan. This compares to approximately $3.0 million for 2005, of which approximately $1.8 million relates to awards of restricted shares and deferred stock units. The remaining $1.2 million of non-cash compensation relates to the Company's matching contributions to eligible employees under its defined contribution plan.

  •
  Local sales commissions increased approximately $875,000, as a result of the increase in local revenues, noted above.

  •
  Expenses associated with the Company's new local sales initiative increased $344,000; these expenses were primarily attributable to consulting fees.

  •
  Personnel costs, including severance, increased approximately $604,000. Approximately $362,000 of this increase relates to severance packages for the General Manager and General Sales Manager at one of the Company's stations in 2006, with no such similar packages in 2005. The remaining increase is due primarily to the addition of more news programming at two of the Company's stations and the rehiring of a former news anchor from a competitor at a higher contracted rate at another of the Company's stations. The remaining increase is due to standard inflationary increases.

        Amortization of program license rights for 2006 was $9.4 million, compared to $9.0 million for 2005, an increase of approximately $441,000, or 4.9%, due mainly to increased renewal costs.

        Depreciation of property and equipment and amortization of intangible assets was $15.3 million for 2006 as compared to $16.7 million for 2005, a decrease of approximately $1.4 million, or 8.3%. This decrease is due to the following:

  •
  Approximately $987,000 of this decrease is the result of various furniture, fixtures and computers at two of the Company's stations which became fully depreciated during 2006.

  •
  The remaining increase is the result of lower capital expenditures at several of the Company's stations.

        Corporate overhead for 2006 was $13.5 million compared to $13.0 million for 2005, an increase of approximately $545,000, or 4.2%. The major components and changes in corporate expenses were as follows:

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

        Interest expense for 2006 was $66.5 million, compared to $62.3 million for the same period in 2005, an increase of $4.3 million, or 6.8%. The Company received a payment on its interest rate swaps of $358,000 and $816,000 for the year ended December 31, 2006 and 2005, respectively, which was recorded as a reduction of interest expense. Pursuant to a refinancing transaction completed on May 3, 2005, the Company used borrowings under its $300.0 million Senior Credit Facility to purchase all of its $246.9 million principal amount of 8 1/2% Senior Notes due 2008. In May 2006, the Company requested an incremental term loan of $50.0 million under the Senior Credit Facility through an Increase Joinder. On May 30, 2006, the full $50.0 million of the incremental term loan was borrowed by the Company. The Senior Credit Facility and incremental term loan bears various floating interest rates, based upon LIBOR, ranging from 7.88% to 7.94%, at December 31, 2006, thus increasing interest expense during 2006.

        During the year ended December 31, 2005, the Company terminated its original notional amount of $63.2 million interest rate swap with Deutsche Bank. This swap was accounted for at market value and did not qualify for hedge accounting. This termination occurred in three separate partial termination agreements during May and November 2005. In connection with the terminated interest rate swap agreement, the Company made net interest payments totaling approximately $2.7 million. The payments were reduced by the Company's accrued interest income on the interest rate swap. The difference between the payment and the fair market value of the terminated swap was recorded as interest expense for the period (approximating $28,000). The Company recorded a $1.9 million non-cash loss in connection with the change in the market value of interest rate swaps for the year ended December 31, 2005. (see "Liquidity and Capital Resources")

        During the year ended December 31, 2005, the Company recorded a loss on extinguishment of debt totaling approximately $18.6 million in connection with the cash tender offer and consent solicitation completed May 3, 2005. This loss is comprised of the cost of the consent solicitation (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8 1/2% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

        In 2006, the Company recorded a reduction in its tax accrual of approximately $8.6 million, due primarily to the expiration of the statute of limitations. Offsetting this benefit is an increase in deferred tax liability of $1.9 million for the taxable temporary difference relates to the amortization of the Company's indefinite-lived intangible assets as well as increases in state income taxes and various reserves. The provision for 2005 included an increase in deferred tax liability of $1.9 million in addition to an increase in state income taxes and various reserves.

        On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. ("Mission") to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in the fourth quarter of 2004 and approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005.

        On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations, assets and liabilities of KRON-TV as discontinued under the provisions of SFAS No. 144 for all periods presented. (See Note 3)

        As a result of the sale of WTVO-TV and the pending sale of KRON-TV, the Company recorded a loss from discontinued operations of $22.2 million and $15.4 million for the years ended December 31,

2006 and 2005, respectively, an increase of $6.8 million of 44.2%. The change in the loss from discontinued operations was due to the following:

  •
  Included in the loss from discontinued operations for the year ended December 31, 2005 was a gain of $11.2 million on the sale of WTVO-TV, net of a provision for income taxes of $450,000 as noted above.

  •
  Net revenues of KRON-TV increased approximating $6.0 million for 2006. This increase was due to an increase in gross political revenue, as 2006 had a governors race with no such political races in 2005.

  •
  Operating expenses at KRON-TV decreased approximately $6.3 million for 2006, due to the stations cost cutting initatives and headcount reductions.

  •
  Amortization of program license rights at KRON-TV increased approximately $7.5 million for 2006. This increase was due primarily to a programming write-down recorded during 2006 of approximately $4.5 million, on a programming contract which ends in 2009. This write-down accelerated the programming amortization expense in that period. The remaining increase was due mainly to increased renewal costs.

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

	Years Ended December 31,
	2006	2007
Net cash provided by (used in):
Operating activities	$(13,586)	$(35,927)
Investing activities	(43,186)	1,247
Financing activities	45,218	(3,526)

Net decrease in cash and cash equivalents	$(11,554)	$(38,206)

	December 31,
	2006	2007
Cash and cash equivalents	$66,546	$28,339
Short-term investments	$40,794	$34,603
Long-term debt, including current portion	$831,838	$827,758
Available under senior credit agreement	$20,000	$20,000

        The Company's cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming broadcast on its stations. Failure to improve in the advertising market or performance of such television programming could adversely impact the Company's cash flow from operations.

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

        On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility ("First Amendment"), and $50.0 million of the incremental term loan was borrowed by the Company.

Sources and Uses of Cash

Operating Activities

        Net cash used in operating activities for the years ended December 31, 2007 and 2006 was $35.7 million and $13.6 million, respectively. The reduction of cash from operating activities for the year ended December 31, 2007 was due primarily to the following items:

  •
  Net revenues were down approximately $23.9 million year over year. The majority of this decrease relates to political revenue. As discussed above, political revenue for 2006 was positively impacted by various local midterm elections in 2006 at eight geographic locations in which we own stations.

  •
  The Company made approximately $27.8 million of payments on its programming liabilities in 2007, as compared to approximately $27.2 million in 2006.

  •
  Accrued expenses and other liabilities decreased approximately $560,000 due mainly to a decrease in accrued interest on the Company's Senior Credit Facility. This decrease was the result of the following factors; lower interest rates, lower outstanding debt and timing of LIBOR resets and resulting interest payments. This compares to an increase in accrued expenses and other liabilities for 2006. This increase was mainly due to the increase in accrued interest of approximately $2.1 million, due primarily to the increase in debt outstanding under the Company's senior credit facility (see below).

    The following items acted to offset these changes in operating activities:

  •
  Trade accounts receivable decreased approximately $2.4 million for the year ended December 31, 2007. This decrease is consistent with the decrease in revenue year over year.

Investing Activities

        Cash provided by investing activities for the year ended December 31, 2007 was $1.0 million, compared to cash provided by investing activities for the year ended December 31, 2006 of $43.2 million. The following changes in investing activities were noted:

  •
  Capital expenditures for the year ended December 31, 2007 of $5.9 million was higher than capital expenditures of $5.5 million for the year ended December 31, 2006. The Company implemented a new sales and traffic system at all of the stations during the year ended December 31, 2007.

  •
  Purchases of short-term investments was $33.9 million for the year ended December 31, 2007, while maturities of short-term investments was $41.0 million for the year ended December 31,

    2007. This compares to purchases of short-term investments of $40.4 million for the year ended December 31, 2006 from the proceeds of the additional $50.0 million borrowed in 2006 and maturities of short-term investments of $2.0 million for the year ended December 31, 2006.

  •
  Proceeds from the disposal of fixed assets for the year ended December 31, 2007 was $24,000, as compared to $710,000 for the year ended December 31, 2006. The proceeds in 2006 were principally from the sale of land held by a Company station.

Financing Activities

        Cash used in financing activities for the year ended December 31, 2007 was approximately $3.5 million, as compared to cash used in financing activities for the year ended December 31, 2006 of $45.2 million. The following changes in financing activities were noted:

  •
  On May 30, 2006, the Company entered into the First Amendment to the Senior Credit Facility, and $50.0 million of the incremental term loan was borrowed by the Company. No such borrowings occurred for the year ended December 31, 2007.

  •
  Additionally, the Company made principal repayments of $3.5 million and $3.4 million on its Senior Credit Facility during the years ended December 31, 2007 and 2006, respectively.

Debt Instruments, Guarantees and Related Covenants

        On May 3, 2005, the Company amended and restated its Senior Credit Facility. The amended credit facility consists of a $300.0 million term loan that matures in 2012 and a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears a floating interest rate, based upon LIBOR which ranged from 7.38% to 7.75% at December 31, 2007. On May 3, 2005, the full $300.0 million of the term loan was borrowed. The proceeds of the term loan were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 and for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        On May 30, 2006, the Company entered into (i) the First Amendment (the "First Amendment") to the Senior Credit Facility and (ii) the Increase Joinder (the "Increase Joinder") to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the LIBOR Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the LIBOR Rate margins are now equal to 1.50% and 2.50%, respectively. As of December 31, 2007 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

        The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

        At December 31, 2007, $341.6 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

        The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50%

with LIBOR. As of December 31, 2007 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At December 30, 2007, the Company was in compliance with all covenants contained under the Senior Credit Facility.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss. For the year ended December 31, 2007 a loss of approximately $680,000 was recorded in other comprehensive loss.

        On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one-third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million. In connection with the termination, the Company made a net interest payment of approximately $702,000, reduced by the Company's accrued interest income (approximately $35,000). In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000). The difference between the payment and the fair market value of the partially terminated swap was recorded as interest expense during the period (approximately $9,000).

        On November 17, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one half of its remaining notional amount $42.1 million interest rate swap. Further, on November 23, 2005, the Company entered into a final termination agreement with Deustche Bank to terminate the remaining notional amount $21.1 million interest rate swap. In connection with the terminated interest rate swap agreement, the Company made net interest payments of $997,500 and $992,000, which includes the Company's accrued interest on the swap from the last payment date of September 1, 2005 through the termination dates of November 17, 2005 and November 23, 2005. In accordance with the termination, the swap liability was reduced by the fair market value of the swap as of the termination dates (approximately $2.0 million in total on both November 17, 2005 and November 23, 2005). The difference between the two payments and the fair market value of the terminated swap was recorded as interest expense during the period (approximately $19,000).

        The following is a summary of the Company's outstanding indebtedness (in thousands) and related annualized interest payments that are recorded during the period. Debt amounts outstanding at December 31, 2006 and 2007 as follows:

	Dec 31, 2006		Dec 31, 2007		Annualized Interest Payments(1)
Senior Credit Facility	$345,125		$341,625		$26,248
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,713	(2)	346,133	(2)	34,430

Total Debt (excluding capital leases)	$831,838		$827,758		$72,928

    (1)
    The annualized interest payments are calculated based on the outstanding principal amounts at December 31, 2007, multiplied by the interest rates of the related debt instruments. The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

    (2)
    Includes unamortized premium balances of $2.4 million and $1.8 million as of December 31, 2006 and December 31, 2007, respectively.

        In addition, at December 31, 2007, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

        At December 31, 2007, the Company was in compliance with all applicable covenants contained in the Senior Credit Facility and the indentures governing the Senior Subordinated Notes.

        The Company's Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Senior Subordinated Notes are guaranteed, fully and unconditionally, and are guaranteed jointly and severally, on a senior subordinated unsecured basis by all of the Company's wholly-owned subsidiaries. The Company has no independent assets or operations, other than the equity in its subsidiaries.

        The Company anticipates that it will be able to meet its working capital needs, scheduled principal and interest payments under the Company's Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand, cash flow from operations and funds available under the Senior Credit Facility.

        Upon the completion of the sale of KRON-TV, the net cash proceeds are anticipated to be used primarily to pay down debt. This reduction in borrowings will reduce interest costs and increase liquidity.

Income Taxes

        Included in the Company's continuing operations income tax benefit for the year ended December 31, 2007 is a net deferred tax benefit of $3.8 million which represents a deferred tax benefit of $8.3 million related to the reversal of a valuation allowance offset by a deferred tax provision of $4.5 million related to the increase in the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV the Company determined that the temporary differences related to the amortization of its intangible assets will reverse in the near future; therefore the valuation allowance related to such temporary differences was reversed in 2007. In 2006, the Company recorded a reduction in its tax accrual resulting in a tax benefit of approximately $8.6 million due primarily to the expiration of a statute of limitations.

        At December 31, 2007, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $526.9 million expiring at various dates through 2027. Of the total NOL's approximately $415.5 million relates to KRON-TV.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.0 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

        Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 and $534,000 accrued at January 1, 2007 and December 31, 2007, respectively for the payment of interest and penalties, which is included in the unrecognized tax benefit of $3.0 million and $3.2 million at January 1, 2007 and December 31, 2007, respectively.

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

Off-Balance Sheet Arrangements

        We do not have or engage in any off-balance sheet arrangements.

Contractual Obligations and Other Commercial Commitments

        The Company has obligations and commitments under its long-term debt agreements and instruments to make future payments of principal and interest. The Company also has obligations and commitments under certain contractual arrangements to make future payments for goods and services. These arrangements secure the future rights to various assets and services to be used in the normal course of operations. Under U.S. generally accepted accounting principles, certain of these arrangements (i.e., programming contracts that are currently available for airing) are recorded as liabilities on the Company's consolidated balance sheet, while others (i.e., operating lease arrangements and programming contracts not currently available) are not reflected as liabilities.

        The following table summarizes separately the Company's material obligations and commitments at December 31, 2007, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company's liquidity and cash flow in future periods. The Company expects to fund its short-term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total(4)	Less than 1 year	Year 2— Year 3	Year 4— Year 5	After 5 years
	(dollars in thousands)
Long-Term Debt (principal only)	$825,924	$3,500	$7,000	$675,424	$140,000
Cash Interest Payments(1)	$200,371	$46,780	$93,501	$41,715	$18,375
Operating Leases (net of sublease rental income)	$2,654	$1,125	$1,002	$259	$268
Unconditional Purchase Obligations(2)	$6,458	$6,078	$241	$104	35
Other Long-Term Obligations(3)	$30,188	$2,983	$18,695	$8,442	$68

Total Contractual Cash Obligations	$1,065,595	$60,466	$120,439	$725,944	$158,746

With the adoption of FIN 48, our liability for the unrecognized tax benefits was approximately $3.2 million, including approximately $534,400 of accrued interest and penalties. Until formal resolutions are reached between the Company and U.S. taxing authorities, an estimate of timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, the Company did not include this obligation in the table for contractual obligations.

(1)
Only includes interest on Senior Subordinated Notes. The Senior Credit Facility, which matures on November 3, 2012, bears interest at various floating rates based on LIBOR. The various December 31, 2007 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments. Based on this weighted average rate, total interest over the term of the facility approximates $124.1 million.

(2)
Unpaid program license liability reflected on the December 31, 2007 balance sheet.

(3)
Obligations for programming that has been contracted for, but not recorded on the December 31, 2007 Balance Sheet. Such obligations were not recorded because the programs were not currently available for airing.

(4)
The contractual obligations chart above does not included the obligations of KRON-TV, which is being reflected as a discontinued operations. KRON-TV's total contractual obligations totals $88.6 million, of which $20.3 million is due in 2008, $37.4 million in 2009 and 2010, $22.7 million in 2011 and 2012 and $8.2 million after 2012.

Impact of Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Options for Financial Assets and Liabilities." The fair value options established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value, as measured in accordance with SFAS No. 157, at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company's financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under current standards in U.S. Generally Accepted Accounting Principles, and requires additional disclosure about fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157, but does not anticipate it to have a material impact on the Company's financial statements.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we do not recognize a benefit in our financial statements for a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.0 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

Forward Looking Statements

        Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

  •
  We have substantial debt and significant interest payment requirements.

  •
  We depend on the cash flow of our subsidiaries to satisfy our obligations, including our debt obligations.

  •
  Covenant restrictions under our Senior Credit Facility and the indentures governing our senior subordinated notes may limit our ability to operate our business.

  •
  We may not sell KRON.

  •
  Our business in the past has been adversely affected by national and local economic conditions.

  •
  We are dependent on networks for our programming, and the loss of one or more of our affiliations would disrupt our business and could have a material adverse effect on our financial condition and results of operations by reducing station revenue at the affected station(s).

  •
  We may experience disruptions in our business due to natural disasters or terrorism.

  •
  We may experience disruptions in our business if we acquire and integrate new television stations.

  •
  The departure of one or more of our key personnel could impair our ability to effectively operate our business or pursue our business strategy and/or increase our operating expenses.

  •
  The Company's cost savings measures may be difficult to achieve within the time periods over which they are planned.

  •
  Recent enforcement activity by the Federal Communications Commission may adversely affect our business.

  •
  We operate in a very competitive business environment.

  •
  We may fail to maintain our listing on The Nasdaq Global Market.

  •
  Management, as major stockholders, possesses unequal voting rights and control.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with approximately $341.6 million outstanding as of December 31, 2007, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates. The Company has entered into an interest rate derivative agreement to reduce the impact of changing interest rates on its floating debt rate.

        The Company's Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of December 31, 2007 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8 3/4% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        A hypothetical increase of 100 basis points in interest rates would result in an increase in the pre-tax loss from continuing operations of approximately $3.4 million annually based on borrowings at December 31, 2007. The same basis point increase if applied to the Company's cash and investments would result in an offsetting decrease to the pre-tax loss from continuing operations of approximately $499,000 annually. This hypothetical change assumes no change in the principal or investment balance.

        The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments. On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the year ended December 31, 2007, a loss of approximately $680,000 was recorded in other comprehensive loss.

        A hypothetical decrease of 100 basis points in interest rates would result in an increase in other comprehensive loss of approximately $710,000 for the year ended December 31, 2007. Likewise, a hypothetical increase of 100 basis points in interest rates would result in a decrease in other comprehensive loss of approximately $710,000 for the year ended December 31, 2007.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Young Broadcasting Inc.

        We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Young Broadcasting Inc. adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Young Broadcasting Inc.

        We have audited Young Broadcasting Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Young Broadcasting Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Broadcasting Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Young Broadcasting Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2008

Management Report on Internal Control Over Financial Reporting

        Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2007, our company's internal control over financial reporting is effective.

        Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2007. This report appears on page 60.

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$66,545,612	$28,339,173
Short term investments	40,793,628	34,603,430
Trade accounts receivable, less allowance for doubtful accounts of $898,000 in 2006 and $822,000 in 2007	29,521,030	29,315,724
Current portion of program license rights	6,494,893	6,434,575
Prepaid expenses	2,589,106	2,270,921
Assets held for sale	396,005,114	386,821,181

Total current assets	541,949,383	487,785,004
Property and equipment, less accumulated depreciation and amortization	53,823,866	50,546,786
Program license rights, excluding current portion	233,174	281,060
Deposits and other assets	4,106,555	3,350,623
Investments in unconsolidated subsidiaries	1,750,174	1,545,494
Indefinite-lived intangible assets	124,492,447	124,492,447
Definite-lived intangible assets, less accumulated amortization	58,248,323	55,279,470
Deferred charges, less accumulated amortization	10,097,789	8,419,832

Total assets	$794,701,711	$731,700,716

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$4,486,428	$4,071,103
Accrued interest	21,066,771	19,272,726
Accrued salaries and wages	4,638,456	4,890,716
Accrued expenses	6,435,433	6,430,042
Current installments of program license liability	6,068,185	6,078,232
Current installments of long-term debt	3,500,000	3,500,000
Liabilities held for sale	28,687,166	23,677,966

Total current liabilities	74,882,439	67,920,785
Program license liability, excluding current installments	357,104	379,993
Long-term debt, excluding current installments	828,337,529	824,258,277
Deferred tax liability and other long-term tax liabilities	38,311,413	53,095,269
Other liabilities	5,003,131	5,473,131

Total liabilities	946,891,616	951,127,455
Commitments and contingencies
Stockholders' deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,027,108 at 2006 and 20,931,068 at 2007	20,027	20,931
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 at 2006 and 2007	1,941	1,941
Additional paid-in capital	389,092,306	395,357,682
Accumulated other comprehensive loss	(1,629,947)	(2,374,639)
Accumulated deficit	(539,674,232)	(612,432,654)

Total stockholders' deficit	(152,189,905)	(219,426,739)

Total liabilities and stockholders' deficit	$794,701,711	$731,700,716

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2006	2007
Net operating revenue	$143,686,320	$165,318,463	$155,667,763

Operating expenses, excluding depreciation expense	44,096,065	44,966,386	44,853,789
Amortization of program license rights	8,953,301	9,394,375	9,403,598
Selling, general and administrative expenses, excluding depreciation expense	50,748,770	54,289,985	54,666,757
Depreciation and amortization	16,684,878	15,293,272	13,903,937
Corporate overhead, excluding depreciation expense	13,006,874	13,552,037	12,817,719

Operating income	10,196,432	27,822,408	20,021,963
Interest expense, net	(62,278,902)	(66,535,121)	(69,199,530)
Non-cash change in market valuation of swaps	(1,894,433)	—	(15,335)
Loss on extinguishment of debt	(18,625,706)	—	—
Other expense, net	(160,793)	(548,640)	528,871

	(82,959,834)	(67,083,761)	(68,685,994)

Loss from continuing operations before (provision) benefit for income taxes	(72,763,402)	(39,261,353)	(48,664,031)
(Provision) benefit for income taxes	(3,221,493)	4,770,933	4,074,142

Loss from continuing operations	(75,984,895)	(34,490,420)	(44,589,889)
Loss from discontinued operations, net of taxes, including gain on sale of $11.2 million in 2005	(15,361,631)	(22,150,697)	(28,122,322)

Net loss	$(91,346,526)	$(56,641,117)	$(72,712,211)

Basic and diluted loss per common share:
Loss from continuing operations	$(3.73)	$(1.61)	$(1.98)
Loss from discontinued operations, net of taxes	(0.75)	(1.03)	(1.25)

Net loss per common share	$(4.48)	$(2.64)	$(3.23)

Weighted average shares—Basic and dilutive	20,369,226	21,470,334	22,464,375

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Equity
	Class A	Class B
Balance at January 1, 2005	$17,859	$2,066	$381,090,583	$(391,686,589)	$(2,586,996)		$(13,163,077)

Contribution of shares into Company's defined contribution plan	221		1,184,390				1,184,611
Conversion of Class B Common Stock to Class A Common Stock	125	(125)
Employee stock purchase plan	32		203,613				203,645
Restricted stock awarded, net of forfeitures	671		1,694,434				1,695,105
Net loss for 2005				(91,346,526)		(91,346,526)	(91,346,526)
Unrealized gain on derivative instrument					578,270	578,270	578,270
Minimum pension liability adjustment					(472,391)	(472,391)	(472,391)

Total comprehensive loss						(91,240,647)

Balance at December 31, 2005	18,908	1,941	384,173,020	(483,033,115)	(2,481,117)		(101,320,363)

Contribution of shares into Company's defined contribution plan	602		1,692,705				1,693,307
Employee stock purchase plan	11		27,574				27,585
Restricted stock awarded, net of forfeitures	506		3,199,007				3,199,513
Net loss for 2006				(56,641,117)		(56,641,117)	(56,641,117)
Unrealized gain on derivative instrument					188,431	188,431	188,431
Minimum pension liability adjustment					662,739	662,739	662,739

Total comprehensive loss						(55,789,947)

Balance at December 31, 2006	20,027	1,941	389,092,306	(539,674,232)	(1,629,947)		(152,189,905)

Contribution of shares into Company's defined contribution plan	653		1,948,219				1,948,872
Restricted stock awarded, net of forfeitures	251		4,317,157				4,317,408
FIN 48 Adoption				(46,211)			(46,211)
Net loss for 2007				(72,712,211)		(72,712,211)	(72,712,211)
Unrealized loss on derivative instrument					(680,121)	(680,121)	(680,121)
Change in unrecognized amounts included in pension obligation					(64,571)	(64,571)	(64,571)

Total comprehensive loss						$(73,456,903)

Balance at December 31, 2007	$20,931	$1,941	$395,357,682	$(612,432,654)	$(2,374,639)		$(219,426,739)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2006	2007
Operating activities
Net loss	$(91,346,526)	$(56,641,117)	$(72,712,211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of stations, net of taxes	(11,206,804)	—	—
Provision for income tax	18,506,729	12,270,096	13,400,491
Depreciation and amortization of property and equipment	16,029,402	12,484,900	11,189,743
Provision for uncollectible accounts	486,694	365,347	503,608
Amortization of program license rights, including write-off	23,944,516	31,898,726	28,094,711
Amortization of other intangibles and deferred charges	6,045,093	5,863,782	5,689,816
Non-cash compensation paid in common stock	1,221,548	1,802,854	1,951,382
Restricted/Deferred Stock Awarded	1,772,413	3,407,254	4,284,592
Non-cash change in market valuation of swaps	1,894,343	—	15,335
Loss on extinguishment of debt	388,757	—	—
Non-cash pension curtailment charge	542,223	—	—
(Gain) loss on disposal of fixed assets	(15,216)	59,995	(389,203)
Loss on unconsolidated subsidiaries, net of dividend	27,632	1,082,754	13,959
Payments on programming license liabilities	(23,342,038)	(27,175,090)	(27,837,170)
Unrealized depreciation (appreciation) on investments	27,279	(395,579)	(669,949)
Realized appreciation of investments	(7,514)	(22,686)	(236,371)
Changes in assets and liabilities
(Increase) decrease in trade accounts receivable	(1,168,193)	741,884	2,424,883
Decrease (Increase) in prepaid expenses	1,161,268	(364,434)	(347,804)
(Decrease) increase in trade accounts payable	(82,350)	197,025	(58,895)
(Decrease) increase in accrued expenses and other liabilities	(2,871,870)	1,723,741	(560,088)
Increase in other assets	(344,443)	(885,328)	(684,104)

Net cash used in operating activities	(58,337,057)	(13,585,876)	(35,927,275)

Investing activities
Capital expenditures	(7,159,084)	(5,499,779)	(5,873,546)
Purchases of short-term commercial paper	(1,999,079)	(40,396,049)	(33,903,482)
Maturities of short-term commercial paper	1,000,000	2,000,000	41,000,000
Net proceeds from sale of WTVO-TV	5,802,243	—	—
Proceeds from the disposal of fixed assets	58,615	709,730	23,902

Net cash provided by (used in) investing activities	(2,297,305)	(43,186,098)	1,246,874

Financing activities
Principal borrowings on long-term debt	300,000,000	50,000,000	—
Principal payments on Credit Facility	(1,500,000)	(3,375,000)	(3,500,000)
Repurchase of senior notes	(246,890,000)	—	—
Deferred debt financing costs incurred	(6,071,868)	(1,362,376)	(4,208)
Principal payments under capital lease obligations	(635,964)	(44,161)	(21,830)

Net cash (used in) provided by financing activities	44,902,168	45,218,463	(3,526,038)

Net decrease in cash	(15,732,194)	(11,553,511)	(38,206,439)
Cash and cash equivalents at beginning of year	93,831,317	78,099,123	66,545,612

Cash and cash equivalents at end of year	$78,099,123	$66,545,612	$28,339,173

Supplemental disclosure of cash flow information
Interest paid	$64,173,977	$69,200,756	$75,150,024

Income tax payments (refund), net	563,009	641,181	(767,722)

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

        The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of ten network-affiliated stations (five with ABC, three with CBS, one with NBC, and one with MyNetworkTV). KRON-TV had been independent until March 16, 2006, when it entered into an affiliation agreement with MyNetworkTV. On March 28, 2006, KELO-DT, KDLO-DT and KPLO-DT, our digital stations, also entered into an affiliation agreement with MyNetworkTV. The MyNetworkTV affiliation agreements are for a term of five years commencing with the 2006-2007 broadcast season. MyNetworkTV started operations on September 5, 2006. The markets served by our stations are located in Lansing, Michigan; Green Bay, Wisconsin; Lafayette, Louisiana; Nashville and Knoxville, Tennessee; Albany, New York; Richmond, Virginia; Davenport, Iowa; Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying consolidated financial statements include the Company's wholly owned national television sales representation firm.

        On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. Accordingly, the results of KRON-TV have been recorded as a discontinued operation and assets and liabilities are classified as "held for sale". (See Note 3).

        The Company sold its station in Rockford Illinois, WTVO-TV, in two steps, the first in 2004 and the second in 2005. Accordingly, the results of WTVO-TV have been recorded as a discontinued operation. (See Note 3)

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly owned subsidiaries and four partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

        For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company's stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company's share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company, except the losses related to the equity investment related to KRON-TV. The Company's share of unconsolidated-subsidiary loss, for continuing operations, was approximately $(230,000), $(753,000) and $(218,000) for the years ended December 31, 2005, 2006 and 2007, respectively.

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

        Financial instruments that potentially subject the Company to concentrations of risk include primarily cash, trade receivables, and an interest-rate swap. The Company places cash with high-quality-

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

credit institutions and limits the amount of credit exposure with any one financial institution. The Company sells its services to a large number of diverse customers in a number of different industries, thus spreading trade credit risk. The Company extends credit based on an evaluation of customer financial condition, generally without requiring collateral. The Company monitors its exposure to credit losses and maintains allowances for anticipated loses. Counterparties to agreements relating to the Company's interest rate instruments consist of major international institutions. Since the Company monitors the credit ratings of such counterparties and limits the financial exposure with any one institution, it does not believe that there is significant risk of nonperformance by counterparties.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts, the realizability of program license rights, valuation of barter arrangements, the useful lives and the carrying value of intangible assets and pension benefit obligations. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short Term Investments

        The company has investments classified as trading securities, consisting of corporate commercial paper and U.S. Treasury Notes which are stated at market value, with unrealized and realized gains and losses on such investments reflected in earnings.

Trade Accounts Receivables

        Trade accounts receivables are recorded at the invoice amount and do not bear interest. Credit is extended to the Company's customers based upon an evaluation of the customers financial condition and collateral is not required from such customers. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, because accounts receivables are homogeneous. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance-sheet exposure related to its customers.

Program License Rights

        Program license rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program license rights are stated at cost, less accumulated amortization. Program license rights with lives greater than one year, in which the Company has the right to multiple showings, are amortized using an accelerated method. Program

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

rights with lives of one year or less are amortized on a straight-line basis. Program rights expected to be amortized in the succeeding year and amounts payable within one year are classified as current assets and liabilities, respectively. Program costs are charged to operating expense as the programs are broadcast. Program license rights are evaluated on a quarterly basis to determine if revenues support the recorded basis of the asset. If the revenues are insufficient, additional analysis is done by the Company to determine if there is an impairment of the asset. If an impairment exists, the Company will reduce the recorded basis of the program as additional amortization of program license rights in the period in which such impairment is identified.

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

        Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

Classification	Estimated Useful Lives
Land improvements	5-19 years
Buildings and building improvements	5-40 years
Broadcast equipment	3-20 years
Office furniture, fixtures and other equipment	3-10 years
Vehicles	3-5 years

        Property and equipment at December 31, 2006 and 2007 consist of the following:

	2006	2007
	(in thousands)
Land and land improvements	$6,287	$6,253
Buildings and building improvements	33,347	33,416
Broadcast equipment	156,742	160,714
Office furniture, fixtures and other equipment	13,291	13,912
Vehicles	7,129	7,196

Assets in Service	216,796	221,491
Construction in Progress	20	412

Total Fixed Assets	216,816	221,903
Less accumulated depreciation and amortization	(162,992)	(171,356)

	$53,824	$50,547

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Depreciation expense, including capitalized lease amortization, for the years ended December 31, 2005, 2006 and 2007 was $12.0 million, $10.7 million and $9.3 million, respectively.

        In 2006, Sprint Nextel Corporate ("Nextel") was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum for an emergency communications system. In order to reclaim this signal, Nextel is required to replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition is being completed on a market-by-market basis. During 2007, two of the Company's stations replaced their existing equipment and put the new equipment into service. The remaining stations expect this replacement to occur in 2008.

        In accordance with FASB Statement No. 153, Exchange of Nonmonetary Assets, the transactions with Nextel are not considered exchanges. Accordingly, during 2007, the Company recognized a gain of approximately $505,000, resulting from the receipt of new equipment and the retirement of the replaced equipment.

Broadcast Licenses and Other Intangibles

        Broadcast licenses represent the excess of the cost of an acquired television station over the sum of the amounts assigned to assets acquired less liabilities assumed. Intangible assets, which include network affiliation agreements and other intangibles, are carried on the basis of cost, less accumulated amortization.

        Broadcast licenses are reviewed annually for impairment or whenever an impairment indicator arises. Intangible assets that have definite lives are amortized over their useful lives. The Company performed its annual impairment test in the fourth quarter of 2005, 2006 and 2007 and determined that the fair value of all indefinite-lived assets were in excess of its carrying value.

        Broadcast licenses and definite-lived intangible assets are as follows:

	As of December 31, 2006			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite lived intangible assets:
Broadcast licenses	$124,492	—	$124,492	$124,492	—	$124,492

Definite lived intangible assets:
Network affiliations	$91,164	$(33,783)	$57,381	$91,164	$(36,652)	$54,512
Other intangible assets	2,847	(1,979)	868	2,847	(2,079)	768

Total definite lived intangible assets	$94,011	$(35,762)	$58,249	$94,011	$(38,731)	$55,280

        Aggregate amortization expense for the years ended December 31, 2005, 2006 and 2007 was $3.0 million and expects to be $3.0 million in each 2008 through 2012. Network Affiliation Agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        The Company tests the broadcast licenses using a "Greenfield" income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value such licenses.

        If operating conditions or assumptions supporting the valuation of these intangible assets materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

Deferred Charges

        Deferred charges at December 31, 2006 and 2007 consist of the following (dollars in thousands):

	2006	2007
Debt issuance costs	$13,951	$13,955
Other	1,092	1,092

	15,043	15,047
Less accumulated amortization	(4,945)	(6,628)

	$10,098	$8,419

        Debt issuance costs are deferred and are amortized over the term of the related debt when funded and included in depreciation and amortization expense.

        In May 2005, upon completion of a cash tender offer and consent solicitation relating to its 8 1/2% Senior Notes due 2008, the Company expensed all of the remaining related deferred financing costs, net of accumulated amortization of approximately $4.9 million, and recorded it as a loss on extinguishment of debt.

        In May 2005, the Company capitalized approximately $6.0 million of debt issuance costs in connection with the new $300.0 million term loan and $20.0 million revolving credit facility.

        In May 2006 the Company capitalized approximately $1.4 million of debt issuance costs in connection with the first amendment to the term loan and the increased joinder.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Substantially all of the Company's net operating revenue is comprised of gross revenue from the sale of advertising time on its television stations less agency commissions. Advertising revenue represented approximately 95% of total revenues for the years ended December 31, 2005, 2006 and 2007, respectively.

  •
  Advertising Revenues—Advertising revenues are recognized net of agency commissions and in the period in which the commercial is broadcast. Barter and trade revenues are also included in advertising revenues and are also recognized when the commercials are broadcast.

  •
  Network Compensation—Five of the Company's ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. Network compensation from ABC, CBS and NBC is recognized on a straight line basis over the term of the contract.

  •
  Other Revenue—The Company generates revenue from other sources, which include commercial production, internet sales, trade shows and tower space rental income. Also included in other revenue is retransmission consent revenue, whereby the Company receives consideration from certain satellite and cable providers in return for our consent to the retransmission of the signals of the Company's television stations. In some cases, this consideration is based on the number of subscribers receiving the signals. Retransmission consent revenue is generally recognized on a per subscriber basis in accordance with the terms of each contract.

Barter Arrangements

        The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions, for products or services, amounted to approximately $70,032, $0 and $0 in 2005, 2006 and 2007, respectively, and are recognized in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2006 and 2007, of $441,000 and $495,000, respectively. Barter revenue programming transactions amounted to approximately $899,000, $864,000 and $841,000 in 2005, 2006 and 2007 and is recognized in accordance with the Company policies stated above.

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.0 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

Other Comprehensive Loss

        Other comprehensive loss at December 31, 2005, 2006 and 2007 consist of the following (dollars in thousands):

	Minimum Pension Adjustment	Unrecognized Actuarial Loss on Pension Plan	Derivative Adjustment	Accumulated Other Comprehensive Income(loss)
January 1, 2005	$(2,587)	—	—	$(2,587)
2005 Activity	(472)	—	$578	106

December 31, 2005	(3,059)	—	578	(2,481)
2006 Activity	663	—	188	851

Impact of adoption of SFAS 158	2,396	$(2,396)
December 31, 2006	—	(2,396)	766	$(1,630)
2007 Activity	—	(65)	(680)	(745)

December 31, 2007	$—	$(2,461)	$86	$(2,375)

Derivative Financial Instruments

        The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations.

        Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. As of December 31, 2007, the Company has one interest rate swap that serves as an economic hedge of its floating rate debt. On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the financial institution, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. This agreement is accounted for as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). As such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss and will subsequently be recognized in the consolidated statement of earnings when the hedged item affects earnings. For the year ended December 31, 2007, the Company recorded a mark-to-market non-cash change in fair value of approximately $680,000 for its outstanding economic hedge.

        During 2005, the Company terminated its notional amount $63.2 million interest rate swap that served as an economic hedge of its fixed rate debt. This interest rate swap was accounted for at market value and did not qualify for hedge accounting. For the year ended December 31, 2005, the Company

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

recorded a mark-to-market non-cash change in fair value of this interest rate swap of approximately $1.9 million.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value. See Note 5 for fair value to long-term debt.

Stock-Based Compensation

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

        Prior to January 1, 2006, the Company had accounted for its share-based payments to employees under FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS "123") which allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but disclose the pro forma net income (loss) had the fair value of the options been expensed.

        On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers whereby options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised options held by the executive officers, were cancelled and, in exchange for such cancelled options, the executive officers were awarded an aggregate of 318,791 deferred stock units. On December 30, 2005 the Company concluded an offer to all eligible employees to exchange all of their outstanding stock options for restricted shares. In addition, the Company will incur compensation expense associated with the issuance of the restricted shares and deferred stock units. The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $3.7 million, $2.0 million and $579,000 during 2008, 2009 and 2010, respectively.

        The Company awarded 586,753, 590,450 and 495,500 shares of restricted stock during 2005, 2006 and 2007, respectively, to certain officers and other eligible employees under the 2004 Equity Incentive Plan. The Company also awarded 109,100, 757,291 and 636,700 deferred stock units during 2004, 2005 and 2006, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan.

        Subsequent to the above-discussed exchange agreements and exchange offer, the Company had an aggregate of 900 outstanding unvested stock options which were fully expensed during 2006, in the amount of approximately $5,000. The Company did not grant options during 2005, 2006 or 2007. The Company had 535,417 and 518,017 stock options outstanding at December 31, 2006 and 2007, respectively.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Impact of Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Options for Financial Assets and Liabilities." The fair value options established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value, as measured in accordance with SFAS No. 157, at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company's financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under current standards in U.S. Generally Accepted Accounting Principles, and requires additional disclosure about fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157, but does not anticipate it to have a material impact on the Company's financial statements.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertain tax positions. This Interpretation requires that we do not recognize a benefit in our financial statements for a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.0 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

Reclassifications

        Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Previously, certain state taxes were reflected in other income (expense), net in the income statement. Effective 2007, the Company began recording these taxes as part of the income tax expense in the income statement, leading to a reclassification from other income (expense), net to income tax expense of approximately $1.2 million and $709,000 for the years ended December 31, 2006 and 2005, respectively. Additionally the operating results of KRON-TV have been reclassified as discontinued operations for the years ended December 31, 2006 and 2005, respectively. Furthermore KRON-TV's assets and liabilities for 2006 has been reclassified as "held for sale." (See Note 3)

3. Sale of Station

        On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station, KRON-TV. The Company assessed this transaction in accordance with FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Sale of Station (Continued)

        In accordance with the provisions of SFAS No. 144, KRON's results of operations are presented as discontinued operations and its assets and liabilities as held for sale for all periods presented. The results of operations presented as discontinued operations and the assets and liabilities classified as held for sale are summarized below.

	December 31, 2005	December 31, 2006	December 31, 2007
	(dollars in thousands)
Net revenues	$53,793	$59,834	$45,567
Pre-tax loss	$(11,281)	$(5,110)	$(10,648)

	December 31, 2006	December 31, 2007
	(dollars in thousands)
Assets:
Accounts receivable	$10,139	$7,417
Current portion of program license rights	13,193	10,985
Prepaid expenses	299	206
Property and equipment, net	13,767	12,050
Broadcast licenses and other intangibles, net	354,439	353,399
Program license rights, excluding current portion	2,548	954
Investments	1,619	1,810

Assets held for sale	$396,004	$386,821

Liabilities:
Accounts payable	4,153	4,051
Accrued salaries	1,323	1,224
Accrued expenses	1,209	742
Current installment of program license liabilities	13,222	13,488
Current installment of capital lease	22	—
Program license rights, excluding current installments	5,675	2,277
Other liabilities	3,083	1,896

Liabilities held for sale	$28,687	$23,678

        On October 4, 2004, the Company entered into an agreement with Mission Broadcasting, Inc. ("Mission") to sell the assets of WTVO-TV, its station in Rockford, Illinois, for an aggregate cash purchase price of approximately $20.8 million. The agreement provided for the purchase and sale of WTVO assets to occur in two steps. On November 1, 2004 the Company completed the first closing of the sale. At the first closing, Mission paid the Company $15.0 million (as adjusted) of the aggregate purchase price for the physical assets of the station and the parties entered into a time barter arrangement, with respect to the sale of advertising to the station. The completion of the second step of this transaction was subject to Federal Communications Commissions review and approval. During this period, the Company retained the FCC license, the programming assets (network agreements, syndication contracts, etc.) and certain other assets of the station. On January 4, 2005, the second step of the transaction was completed and the remaining $5.75 million of the purchase price was paid to the Company. A gain of approximately $14.7 million, net of applicable taxes was recognized on the sale; $3.5 million of this gain, net of a provision for income taxes of $300,000, was recognized in 2004 and

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Sale of Station (Continued)

approximately $11.2 million of this gain, net of a provision for income taxes of $450,000, was recognized in the first quarter of 2005. The gain allocation was determined based on the relative fair value of the assets sold at each closing date.

        The Company applied SFAS No. 144 to this transaction, and as such the operating results of WTVO-TV are not included in the Company's consolidated results from continuing operations for the year ended December 31, 2005.

        The Company recorded income from discontinued operations related to WTVO-TV of $346 for the year ended December 31, 2005.

4. Program License Rights and Liability

        The Company entered into agreements for program license rights of approximately $9.4 million which became available in 2006 and approximately $9.4 million which became available in 2007.

        The unpaid program license liability, which is reflected in the December 31, 2007 balance sheet, is payable during each of the years subsequent to 2007 as follows: $6.1 million in 2008; $189,000 in 2009, a $52,000 in 2010, $52,000 in 2011, $52,000 in 2012 and $35,000 in 2013. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $30.2 million at December 31, 2007. In connection with the Company's ongoing evaluation of its programming contracts, a write-down to net-realizable value may be required when such programs become available for airing.

        During 2006 and 2007, the Company recorded impairment charges at KRON-TV, which is included in discontinued operations, of approximately $4.5 million and $4.5 million, respectively, representing the excess of the net-realizable value over the carrying value.

5. Long-Term Debt

        Long-term debt at December 31, 2006 and 2007 consisted of the following:

	2006		2007
	(dollars in thousands)
Senior Credit Facility	$345,125		$341,625
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011, including bond premium	346,713	(1)	346,133

Total Long-term debt	831,838		827,758
Less:
Scheduled current maturities	(3,500)		(3,500)

Long-term debt excluding all current installments	$828,338		$824,258

    (1)
    Includes unamortized bond premium balances of $2.4 million and $1.8 million for the years ended December 31, 2006 and 2007, respectively.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

Senior Credit Facility

        On May 3, 2005, the Company amended and restated its senior credit facility. The amended credit facility consists of a $300.0 million that matures in 2012 and a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears a floating interest rate, based upon LIBOR, which ranged from 7.38% to 7.75% at December 31, 2007. On May 3, 2005, the full $300.0 million of the term loan was borrowed. The proceeds of the term loan were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 and for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        In connection with the cash tender offer and consent solicitation, the Company recorded a loss on the extinguishment of debt in 2005, totaling approximately $18.6 million. This loss is comprised of the cost of the consent solicitations (approximately $18.1 million), plus the write-off of the deferred financing costs (approximately $4.9 million), less the unamortized portion of the bond premium relating to the 8 1/2% Senior Notes (approximately $4.6 million), plus various other administrative expenses (approximately $200,000).

        On May 30, 2006, the Company entered into (i) the First Amendment (the "First Amendment") to the Senior Credit Facility and (ii) the Increase Joinder (the "Increase Joinder") to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the LIBOR Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the LIBOR Rate margins are now equal to 1.50% and 2.50%, respectively. As of December 31, 2007 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

        The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

        The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At December 31, 2007, the Company was in compliance with all covenants contained under the Senior Credit Facility.

        At December 31, 2007, $341.6 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

Interest Rate Swap Agreements

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. Upon effectiveness, the Company began to pay fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). For the year ended December 31, 2007, a loss of approximately $680,000 was recorded in other comprehensive loss.

        On May 5, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one-third of its original notional amount of $63.2 million interest rate swap, or approximately $21.1 million. In connection with the termination, the Company made a net interest payment of approximately $702,000, reduced by the Company's accrued interest income (approximately $35,000). In accordance with the termination, the swap liability was reduced by the fair market value of the one third portion of the swap as of the termination date (approximately $728,000). The difference between the payment and the fair market value of the partially terminated swap was recorded as interest expense during the period (approximately $9,000).

        On November 17, 2005, the Company entered into a partial termination agreement with Deutsche Bank to terminate one half of its remaining notional amount $42.1 million interest rate swap. Further, on November 23, 2005, the Company entered into a final termination agreement with Deustche Bank to terminate the remaining notional amount $21.1 million interest rate swap. In connection with the terminated interest rate swap agreement, the Company made net interest payments of $997,500 and $992,000, which includes the Company's accrued interest on the swap from the last payment date of September 1, 2005 through the termination dates of November 17, 2005 and November 23, 2005. In accordance with the termination, the swap liability was reduced by the fair market value of the swap as of the termination dates (approximately $2.0 million in total on both November 17, 2005 and November 23, 2005). The difference between the two payments and the fair market value of the terminated swap was recorded as interest expense during the period (approximately $19,000).

Senior Subordinated Notes

        On March 1, 2001, the Company completed a private offering of $500.0 million principal amount of its 10% Senior Subordinated Notes due 2011 (the "March 2001 Notes"). The March 2001 Notes were sold by the Company at a premium of approximately $8.4 million. The Company used approximately $254.4 million of the net proceeds to redeem previously outstanding subordinated notes. The Company used the remaining proceeds, approximately $253.6 million, to repay a portion of indebtedness then outstanding under the Company's senior credit facility in effect at such time. On September 28, 2001, the Company exchanged the March 2001 Notes for notes with substantially identical terms as the March 2001 Notes, except that the new notes do not contain terms with respect to transfer restrictions.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

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

        The March 2001 Notes and the December 2003 Notes are referred to collectively as the "Senior Subordinated Notes." The Senior Subordinated Notes are general unsecured obligations of the Company and subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The Company's operations are conducted through direct and indirect wholly owned subsidiaries, which guarantee its debt, jointly and severally, fully and unconditionally. As a holding company, the Company owns no significant assets other than its equity in its subsidiaries and is dependent upon the cash flow of its subsidiaries to meet its obligations. Accordingly, the Company's ability to make interest and principal payments when due and its ability to purchase its notes upon a change of control is dependent upon the receipt of sufficient funds from its subsidiaries, which may be restricted by the terms of existing and future senior secured indebtedness of its subsidiaries, including the terms of existing and future guarantees of its indebtedness given by its subsidiaries.

        Upon a change of control, each holder of Senior Subordinated Notes will have the right to require the Company to repurchase such holder's Senior Subordinated Notes at a price equal to 101% of their principal amount plus accrued interest to the date of repurchase. In addition, the Company will be obligated to offer to repurchase the Senior Subordinated Notes at 100% of their principal amount plus accrued interest to the date of repurchase in the event of certain asset sales.

        At December 31, 2007, the March 2001 Notes and the December 2003 Notes were trading in the public market with ask prices of 78.13 and 71.13, respectively.

        Long-term debt repayments are due as follows (in thousands):

Year ended December 31:	Senior Credit Facility	Senior Subordinated Notes
2008	$3,500	$
2009	3,500		—
2010	3,500		—
2011	3,500		344,299
2012	327,625		—
Thereafter	—		140,000

	$341,625		$484,299

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Stockholders' Deficit

Common Stock

        The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Except as set forth in the Company's Restated Certificate of Incorporation, holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2007 no shares of Class C Common Stock were outstanding.

        Ownership of Class B Common Stock is restricted to members of management and by, or in trust for, family members of management ("Management Group"). In the event that any shares of Class B Common Stock held by a member of the Management Group are transferred outside of the Management Group, such shares automatically convert into shares of Class A Common Stock.

        The terms of the Senior Credit Facility and the indentures relating to the Senior Subordinated Notes (collectively the "Indentures") restrict the Company's ability to pay cash dividends on its Common Stock. Under the Indentures, the Company is not permitted to pay any dividends on its Common Stock unless at the time of, and immediately after giving effect to the dividend, no default would result under the Indentures and the Company would have the ability to incur indebtedness. In addition, under the Indentures, dividends may not exceed an amount equal to the Company's cash flow less a multiple of the Company's interest expense, plus the net proceeds of the sale by the Company of additional capital stock.

        The Company regularly contributes Class A Common Stock to its defined contribution plan.

Stock Option Plans

2004 Equity Incentive Plan

        On May 4, 2004, the shareholders of the Company approved the 2004 Equity Incentive Plan ("2004 Plan"). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. The 2004 Plan has the same number of shares that were authorized under the 1995 Stock Option Plan, which is 4,550,000. The plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee must be comprised of two or more directors, each of whom is a non-employee outside director. The Committee is authorized to determine, among other things, the recipients of the grants, the amount and terms of the awards, any amendments or changes to the terms of any award agreement and make all determinations necessary or advisable to administer the 2004 Plan.

        The 2004 Plan limits the number of shares and the amount of cash that may be issued as awards. Awards, such as stock options, stock appreciation rights, restricted stock or performance shares, that are determined by reference to the value of the shares or appreciation in the value of the shares may not be granted to any individual in any calendar year, for an aggregate number of shares of common stock in excess of 500,000, no more than 250,000 of which may be in restricted stock or performance shares. Additionally, the maximum potential value of any award that may be granted to the Chief Executive Office or any of the Company's other four highest compensated officers in any calendar year other than annual incentive awards, stock options, stock appreciation rights, restricted stock or

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Stockholders' Deficit (Continued)

performance shares may not exceed 200% of salary as of the beginning of such calendar year or 600% of salary as of the beginning of the performance period commencing in such calendar year with respect to awards with performance periods of more than one year. The maximum value of any annual incentive award that can be paid to any individual is 25% of the annual incentive award bonus pool.

        The 2004 Plan permits the granting of any of the following types of awards to grantees: stock options, including incentive stock options ("ISOs") and stock appreciation rights ("SARs"), restricted and deferred stock, dividend equivalents, performance units, performance shares, annual incentive awards and other stock-based compensation. The terms of the 2004 Plan do not authorize additional shares of the Company's common stock to be available for issuance in settlement of awards. In general, the purchase price per share under a stock option and grant price per share of a SAR may not be less than the fair market value per share on the date of grant. However, a SAR granted in tandem with an outstanding stock option may have a grant price equal to the exercise price of the stock option to which it relates.

        In June 2005, June 2006 and June 2007, the Company awarded 438,500, 636,700 and 602,968 deferred stock units, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million, $2.3 million and $2.3 million, respectively. Deferred stock awards are a right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock awards vest ratably in three equal annual installments beginning one year from the date of the grant and are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

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

        In June 2005, June 2006 and June 2007, the Company awarded 432,600, 590,450 and 495,500 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Equity Incentive Plan, with market values at the date of grant of approximately $2.0 million, $2.1 million and $1.9 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and are charged to the income statement as non cash compensation expense included in the selling, general and administrative

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Stockholders' Deficit (Continued)

expenses. During the vesting period, the participants have voting rights and the right to receive all dividends paid with respect to such shares. Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common Stock. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

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

        For the years ended December 31, 2005, 2006 and 2007, the Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $1.8 million, $3.4 million and $4.3 million, respectively.

        There were 1,472,363, 2,176,679 and 2,245,147 unvested restricted shares and deferred stock units as of December 31, 2005, 2006 and 2007, respectively, with a weighted average share price of $4.89, $4.13 and $3.95, respectively.

        Changes during 2005, 2006 and 2007 in stock options are summarized below:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2005	3,970,743	$21.92
Granted	—	—
Expired	(2,400)	28.00
Forfeited	(215,175)	20.84
Exchanged for Deferred Stock Units	(2,198,375)	21.83
Exchanged for Restricted Stock	(945,776)	21.91

Outstanding at December 31, 2005	609,017	$22.60
Granted	—	—
Exercised	—	—
Forfeited	(73,600)	$25.29

Outstanding at December 31, 2006	535,417	$22.23
Granted	—	—
Exercised	—	—
Forfeited	(17,400)	32.15

Outstanding at December 31, 2007	518,017	$21.90

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Stockholders' Deficit (Continued)

        All outstanding options at December 31, 2007 were exercisable. The aggregate intrinsic value for vested options was $0 at December 31, 2007.

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.01–$15.08	172,125	4.36	$12.24
$19.75–$25.38	235,800	2.11	$22.05
$31.50–$35.06	92,500	2.64	$34.39
$43.50–$61.20	17,592	1.05	$48.69

	518,017	2.91	$21.90

        Included in the outstanding options as of December 31, 2007, were 90,000 non-qualified options with an exercise price of $22.06 which were granted outside of the 2004 Plan.

        At December 31, 2007, the Company has reserved 514,017 shares of its Class A Common Stock and 4,000 shares of Class B Common Stock in connection with stock options.

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

Non-Employee Directors' Deferred Stock Unit Plan

        On May 4, 2004, the shareholders of the Company approved the Young Broadcasting Inc. 2003 Non-Employee Directors' Deferred Stock Unit Plan (the "2003 Plan"). The 2003 Plan provides for the award of deferred stock units to non-employee directors of the Company.

        Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board. For the twelve months beginning October 1, 2005 and 2006 there were five non-employee directors each of who received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. For the twelve months beginning October 1, 2007, there were six non-employee directors of the Company each of who received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. Accordingly, on October 1, 2005, 2006 and 2007, an aggregate of 8,265,

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Stockholders' Deficit (Continued)

13,333 and 13,100 deferred stock units were granted to the non-employee directors. Under the Director Compensation Program, the Chairman of the Audit Committee and the Chairman of the Compensation Committee is each entitled to receive an additional annual retainer of $10,000 and $5,000, respectively, paid one half in cash and one half in deferred stock units. Accordingly, on October 1, 2005, 2006 and 2007, the Chairman of the Audit Committee as of October 1, 2005, 2006 and 2007 and the Chairman of the Compensation Committee as of October 1, 2005, 2006 and 2007 were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 1,377 and 689 deferred stock units, respectively, for 2005; 2,223 and 1,111 deferred stock units, respectively, for 2006; 2,184 and 1,092 deferred stock units, respectively, for 2007. The deferred stock units represent the right to receive a like number of shares of Company common stock six months following the date the director ceases to serve as a board member, to the extent the units have vested as of such date. The deferred stock units vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full.

7. Income Taxes

        The total tax provision (benefit), including discontinued operations, recorded for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	2005	2006	2007
Continuing Operations
Federal
Current	$569	$(7,691)	$—
Deferred	1,570	1,570	(4,868)

	$2,139	$(6,121)	$(4,868)
State
Current	709	976	(247)
Deferred	374	374	1,041

	1,083	1,350	794
Total	$3,222	$(4,771)	$(4,074)

Discontinued Operations
Federal
Current	—	—	—
Deferred	12,346	13,764	13,936

	$12,346	$13,764	$13,936
State
Current	—	—	—
Deferred	2,939	3,277	3,538

	2,939	3,277	3,538
Total	$15,285	$17,041	$17,474

        Included in the Company's continuing operations income tax benefit for the year ended December 31, 2007 is a net deferred tax benefit of $3.8 million which represents a deferred tax benefit of $8.3 million related to the reversal of a valuation allowance offset by a deferred tax provision of

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

$4.5 million related to the increase in the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV the Company determined that the temporary differences related to the amortization of its intangible assets will reverse in the near future; therefore the valuation allowance related to such temporary differences was reversed in 2007. In 2006, the Company recorded a reduction in its tax accrual and correspondingly its tax benefit of approximately $8.6 million due primarily to the expiration of a statute of limitations.

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

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of the date of adoption and after recognizing the increase in liability noted above, the Company's unrecognized tax benefits totaled $3.0 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

        The total amount of unrecognized tax benefits as of December 31, 2007 was $2.9 million, all of which would affect the tax rate in future periods. The table below represents a reconciliation between the beginning and ending balances of the total amount of gross unrecognized tax benefits exclusive of interest and penalties for the year ended December 31, 2007 (in thousands).

2007
Unrecognized tax benefits at January 1, 2007	$2,900
Increases in tax positions for prior years	—
Decrease in tax positions for prior years	(170)
Increases in tax positions for current years	—
Decrease relates to settlements with taxing authorities	—
Decrease from lapse of applicable statute of limitations	(32)

Balance at December 31, 2007	$2,698

        Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $139,000 and $534,000 accrued at January 1, 2007 and December 31, 2007, respectively for the payment of interest and penalties, which is included in the unrecognized tax benefit of $3.0 million and $3.2 million at January 1, 2007 and December 31, 2007, respectively.

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

7. Income Taxes (Continued)

        With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2003.

        In accordance with SFAS 142 the Company no longer amortizes the book basis of indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The deferred tax liability for the years ended December 31, 2006 and 2007 increased by $19.0 million and $13.6 million, respectively due to the tax effect of the difference between the book and tax bases of the intangible assets not expected to reverse during the net operating loss carryforward period. In 2006 the increase in deferred tax liability was partially offset by a reduction of federal tax reserves of $7.7 million and in 2007 the provision for income taxes consisted primarily of this increase in deferred tax liability netted against the benefit for the reversal of valuation allowance of $8.3 million related to the utilization of net operating loss carryforward.

        At December 31, 2007, the Company had net operating loss ("NOL") carryforwards for federal tax purposes of approximately $526.9 million expiring at various dates through 2027. Of the total approximately $415.5 million relates to KRON-TV.

        The reconciliation of income taxes from continuing operations computed at U.S. federal statutory rates to income tax expense (benefit) is as follows (dollars in thousands):

	2005	2006	2007
Continuing Operations
(Benefit) at federal statutory rate (35%)	$(25,467)	$(13,741)	$(17,032)
State and Local Tax Provision (Benefit)	564	640	(312)
Indefinite lived intangible assets	1,944	1,944	4,447
Federal and state tax reserves	713	(7,354)	65
Losses with no benefit	25,467	13,741	17,032
Valuation Allowance Release	—	—	(8,274)

Total Tax	$3,221	$(4,770)	$(4,074)

        Significant components of the Company's deferred tax assets/ (liabilities), including discontinued operations, as of December 31, 2006 and 2007 are as follows:

	2006	2007
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles	$(48,865)	$(67,160)
Net Operating Loss Carryforwards	171,074	204,195
Stock Option Compensation Accrued	6,953	6,737
Restricted Stock	2,153	3,245
Fixed Assets	(5,288)	(6,513)
Network Compensation Deferral	1,154	1,465
Program Cost Write-Downs	40	1,084
Other	1,762	1,813
Less: Valuation Allowance for Deferred Tax Assets	(165,197)	(194,728)

Net Deferred Tax Asset/(Liability)	$(36,214)	$(49,862)

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans

Defined Contribution Plan

        The Company sponsored two defined contribution plans ("Plan"), which provided retirement benefits for all eligible employees and which merged into one plan effective as of December 1, 2005. The Plan participants may make pretax contributions from their salaries up to 75% of their compensation but no more than the maximum dollar amount allowed by the Internal Revenue Code. Until December 31, 2005, the Company was contributing one-half of every dollar a participant contributes, up to the first 6% of the participant's pay.

        Effective January 1, 2006, the Company's matching contribution increased from a maximum total of 3% of eligible employee compensation to a maximum total of 4% of eligible employee compensation. Specifically, the Company's match increased from one-half of every dollar a participant contributes for deferrals up to the first 6% of the participants pay to a dollar for dollar match for deferrals up to the first 3% of pay, plus one-half of the next 2% deferred (to a total maximum of 5% deferred.) Furthermore, the vesting period has been eliminated for all Company matches.

        For the years ended December 31, 2005, 2006 and 2007, the Company incurred matching contributions (221,007, 601,854 and 652,481 shares of Class A Common Stock, respectively) equal to 3% of eligible employee compensation, amounting to approximately, $1.2 million, $1.8 million and $2.0 million, respectively. The Company effected such contributions by issuing shares on a quarterly basis. Contributions related to the fourth quarter of 2007 were made on February 7, 2008.

Defined Benefit Plan

        The Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans on December 31, 2006. SFAS No. 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or on the balance sheet. The funded status of a plan represents the difference between the fair value of plan assets and the related plan projected benefit obligation. Changes in the funded status should be recognized through comprehensive income in the year in which the changes occur.

        The Company has a defined benefit pension plan that covers the IBEW Local 45 of KRON-TV employees. The Company uses a December 31 measurement date for the defined benefit plan.

        In accordance with the Agreement to Amend and Extend the collective bargaining agreement between Young Broadcasting San Francisco, Inc and IBEW Local 45, dated August 8, 2005, the Company amended the KRON/IBEW Local 45 Pension Plan to freeze benefit accruals effective October 14, 2005. All accrued benefits under the defined benefit plan at the date of the freeze are preserved. However, commencing on October 15, 2005, there were no additional benefit accruals. All employees who have earned seven full years of vested service as of October 14, 2005, are 100% vested in the pension benefits earned. If an employee had not yet earned seven full years of vested service, they are considered partially vested and during their employment with the Company will continue to earn credit for years of service vested.

        As a result of the amended collective bargaining agreement and its pension plan freeze, the Company recorded a curtailment charge of approximately $542,000 for the year ended December 31, 2005, in accordance with FASB Statement Number 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits. This charge represents the unamortized prior service costs.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

        The pension plan's investment policy includes the following allocation guidelines:

Asset Class	Policy Target
Equity investments	60%
Fixed-income investments	40%

Total	100%

        At December 31, 2006 and 2007, the pension plan assets were invested among the following asset categories based on fair value:

	December 31,
	2006	2007
Equity securities	61%	59%
Fixed-income	38%	40%
Other	1%	1%

Total	100%	100%

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

        Under the investment guidelines, cash equivalent investments will be held as necessary to meet the liquidity needs of the Plan. The Plan's cash should be invested in a well-diversified portfolio of high quality cash equivalent instruments or money market funds that use similar diversification and quality constraints.

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

        The investment grade fixed income portfolio should invest in a well diversified mix of debt instruments, including, domestic treasury, agency, mortgage-backed, asset-backed, corporate, cash equivalent, Euro-dollar, 144As, and Yankee issues. The portfolio is subject to certain limitations as follows; 1) no more than 5% of the portfolio at market should be invested in issues of a single issuer; 2) a portion of the non-dollar denominated issues in aggregate should not exceed 10% of the total portfolio, at market and 3) no less than 80% of the portfolio should be of "investment grade" quality. The objective of the investment grade fixed income portfolio, including cash held in the portfolio is to achieve a rate of return over rolling three year periods that ranks in the top 40% of a universe of

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

similarly managed fixed income portfolios and outperforms the Lehman Brothers Intermediate Government/Credit Bond Index, net of fees.

        The Plan's managers may use derivative instruments, unless they would cause the plan to be leveraged in any way or be exposed to risks that it would not inherently encounter by investing in the securities allowed by the policy.

        The following table sets forth the funded status of for the Company's benefit plan:

	2006	2007
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$11,112,583	$10,869,476
Expenses	42,200	42,300
Interest cost	598,362	614,590
Actuarial gain	(390,900)	(242,866)
Benefits paid	(492,769)	(584,305)

Projected benefit obligation, end of year	10,869,476	10,699,195

Changes in plan assets:
Fair value of plan assets, beginning of year	7,598,745	8,279,881
Actual return of plan assets, net of expenses paid	822,157	266,214
Employer contributions	351,748	842,588
Benefits paid	(492,769)	(584,305)

Fair value of plan assets, end of year	8,279,881	8,804,378

Net amount recognized	$(2,589,595)	$(1,894,817)

        Amounts recognized in the consolidated balance sheets consist of:

	2006	2007
Liabilities held for sale	$2,589,595	$1,894,817
Accumulated other comprehensive income:
Actuarial loss	$2,396,648	$2,461,219

        The following components of net pension cost included in discontinued operations were as follows

	2005	2006	2007
Service Cost	$274,057	$42,200	$42,300
Interest Cost	620,142	598,362	614,590
Expected Return on Plan Assets	(673,851)	(675,034)	(710,262)
Amortization of net loss	133,076	138,551	136,611
Amortization of prior service costs	44,473	—	—
Amortization of transition asset	(23,730)	(13,836)	—
Curtailment loss	542,223	—	—

Net periodic cost	$916,390	$90,243	$83,239

        The Company used the straight line method as its alternate amortization method in amortizing unrecognized net loss for 2005, 2006 and 2007. The service cost attributable to service accruals has been eliminated due to the plan freeze. The curtailment charge in 2005 includes the immediate recognition of all unamortized prior service costs, eliminating future amortization charges.

The net periodic cost for 2008 is expected to decrease to approximately $13,000.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

        The weighted average assumptions used to determine projected benefit obligations were as follows:

	2006	2007
Discount rate	5.75%	6.0%
Rate of compensation increase	n/a	n/a

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2005	2006	2007
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	n/a	n/a

        A contribution of approximately $761,000 to the benefit plan is expected in 2008.

        The following estimated future benefit payments over the next five years and in aggregate five years thereafter. These benefit payments reflect expected future employee services:

Years	Amount
2008	$621,007
2009	$642,873
2010	$640,293
2011	$621,588
2012	$669,997
2013-2017	$3,638,274

9. Commitments, Contingencies and Other

Operating Leases

        The Company has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of December 31, 2007 are as follows:

(dollars in thousands)
Year ending December 31:
2008	$1,125
2009	697
2010	305
2011	188
2012	71
Thereafter	268

Total minimum lease payments	$2,654

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Commitments, Contingencies and Other (Continued)

        Future minimum lease payments under non-cancelable operating leases are net of sublease income of approximately $276,000 and $115,000 for 2008 and 2009, respectively. Rental expense charged to continuing operations under operating leases for the years ended December 31, 2005, 2006 and 2007 was approximately $1.5 million, $1.3 million and $1.3 million, respectively.

Network Affiliation Agreements

        Each of the Company's stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreements

Station	Network Affiliation	Expiration Date
WKRN-TV (Nashville, TN)	ABC	December 31, 2009
WTEN-TV (Albany, NY)	ABC	December 31, 2009
WRIC-TV (Richmond, VA)	ABC	December 31, 2009
WATE-TV (Knoxville, TN)	ABC	December 31, 2009
WBAY-TV (Green Bay, WI)	ABC	December 31, 2009
KWQC (Quad Cities	NBC	January 1, 2015
WLNS (Lansing, MI)	CBS	September 15, 2012
KELO (Sioux Falls, SD)	CBS(1)	April 2, 2015
KLFY (Lafayette, LA)	CBS	September 30, 2012
KRON (San Francisco, CA)(2)	MyNetworkTV	September 5, 2011

  (1)
  The Company also operates a separate MyNetworkTV network station using its digital broadcast in Sioux Falls, South Dakota, under an affiliation agreement expiring September 5, 2011

  (2)
  On November 7, 2007, the Board of Directors of the Company approved a process which will lead to the eventual sale of the Company's San Francisco station KRON-TV. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale".

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

10. Earnings Per Share

        The weighted average number of shares outstanding during the period has been used to calculate basic earnings per share. The deferred stock units have not been included in the computation of diluted earnings per share because they would be anti-dilutive.

        For the years ended December 31, 2005, 2006 and 2007, common stock equivalents of $0, $152,928 and $633,828 have been excluded in the computation as they are anti-dilutive on the loss per share.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Quarterly Financial Data (Unaudited)

        The following summarizes the Company's results of operations for each quarter of 2007 and 2006 (in thousands, except per share amounts). The results from continuing operations for each quarter of 2007 and 2006 do not include the results for KRON-TV, which are reflected as discontinued operations. The income (loss) per common share computation for each quarter and the year are separate calculations. Accordingly, the sum of the quarterly income (loss) per common share amounts may not equal the income (loss) per common share for the year.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$35,604	$39,648	$36,357	$44,059	$155,668
Operating expenses, including selling, general and administrative expenses	24,865	25,215	25,207	24,233	99,520
Amortization of program license rights	2,255	2,273	2,392	2,484	9,404
Depreciation and amortization	3,511	3,464	3,419	3,510	13,904
Corporate overhead, excluding depreciation expense	3,673	3,097	2,761	3,287	12,818

Operating income	1,300	5,599	2,578	10,545	20,022
Interest expense, net	(17,040)	(17,251)	(17,425)	(17,484)	(69,200)
Non-cash change in market value of swaps	(3)	(3)	(2)	(7)	(15)
Other (expense) income, net	209	(259)	(21)	600	529

	(16,834)	(17,513)	(17,448)	(16,891)	(68,686)

Loss income before provision from income taxes	(15,534)	(11,914)	(14,870)	(6,346)	(48,664)
Benefit (provision) from income taxes	2,286	1,281	(6,550)	7,057	4,074

(Loss) income from continuing operations	(13,248)	(10,633)	(21,420)	711	(44,590)
Loss from discontinued operations	(12,124)	(7,552)	(3,398)	(5,048)	(28,122)

Net loss	$(25,372)	$(18,185)	$(24,818)	$(4,337)	$(72,712)
Loss per common share:
(Loss) income from continuing operations	(0.60)	(0.52)	(0.95)	0.03	(1.98)
Loss from discontinued operations, net of taxes	(0.55)	(0.37)	(0.15)	(0.22)	(1.25)
Net loss per common share—basic and diluted	$(1.15)	$(0.89)	$(1.10)	$(0.19)	$(3.23)

Weighted average shares -basic and diluted:	22,046,603	20,359,243	22,657,928	22,845,122	22,464,375

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$35,505	$40,643	$39,174	$49,996	$165,318
Operating expenses, including selling, general and administrative expenses	24,140	24,332	25,633	25,151	99,256
Amortization of program license rights	2,212	2,198	2,442	2,542	9,394
Depreciation and amortization	4,053	3,978	3,693	3,569	15,293
Corporate overhead, excluding depreciation expense	3,626	3,417	3,317	3,192	13,552

Operating income	1,474	6,718	4,089	15,542	27,823
Interest expense, net	(15,859)	(16,480)	(17,104)	(17,092)	(66,535)
Other (expense) income, net	(489)	(113)	(51)	104	(549)

	(16,348)	(16,593)	(17,155)	(16,988)	(67,084)

(Loss) income before provision from income taxes	(14,874)	(9,875)	(13,066)	(1,446)	(39,261)
(Provision) benefit from income taxes	(8,654)	2,104	6,728	4,593	4,771

(Loss) income from continuing operations	(23,528)	(7,771)	(6,338)	3,147	(34,490)
Loss from discontinued operations	(7,107)	(3,217)	(9,403)	(2,424)	(22,151)

Net (loss) income	$(30,635)	$(10,988)	$(15,741)	$723	$(56,641)
(Loss) income per common share—basic and diluted:
Loss from continuing operations	(1.12)	(0.37)	(0.29)	0.14	(1.61)
(Loss) income from discontinued operations, net of taxes	(0.34)	(0.15)	(0.43)	(0.11)	(1.03)
Net (loss) income per common share—basic and diluted	$(1.46)	$(0.52)	$(0.72)	$0.03	$(2.64)

Weighted average shares:
Basic	20,937,955	21,223,347	21,758,368	21,947,373	21,470,334

Diluted	20,937,995	21,223,347	21,758,368	22,088,056	21,470,334

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YOUNG BROADCASTING INC.

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Bal. at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Bal. at End of Period
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$791,000	542,000	—	499,000	$834,000
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$834,000	223,000	—	159,000	$898,000
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$898,000	419,000	—	496,000	$821,000

(1)
Write-off of uncollectible accounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

        During the year ended December 31, 2007, the Company continued the implementation of a new sales and traffic billing system as well as a new payroll system. While we expect that the implementation of these new systems will enhance our existing controls over financial reporting, we do not believe the new systems will materially affect, or be reasonably likely to materially affect, our controls over financial reporting.

        There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our controls over financial reporting.

Management Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Form 10-K and incorporated by reference herein.

Item 9B.    Other Information.

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information called for by Item 10 is set forth in the Company's Proxy Statement relating to the 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), which is incorporated herein by this reference.

Item 11.    Executive Compensation.

        Information called for by Item 11 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Information called for by Item 12 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information called for by Item 13 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services.

        Information called for by Item 14 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 58 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

        (b)   Exhibits

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of the Company(1)
3.2	Third Amended and Restated By-laws of the Company(20)
9.1(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)
9.1(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)
9.1(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)
9.1(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)
9.1(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(4)
9.1(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(4)
9.1(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(5)
9.1(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(6)
9.1(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(6)
9.1(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(7)
9.1(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(7)
9.1(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(7)
10.1(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(5)
10.1(b)*	Employment Agreement, dated as of August 8, 2007, between the Company and Vincent A. Young(19)
10.2(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(5)
10.2(b)*	Employment Agreement, dated as of August 8, 2007, between the Company and James A. Morgan(19)
10.3(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(5)
10.3(b)*	Employment Agreement, dated as of August 8, 2007, between the Company and Deborah A. McDermott(19)

10.4(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald Kwasnick(5)
10.4(b)*	Severance and Release Agreement, dated as of July 9, 2004, between the Company and Ronald Kwasnick(8)
10.5	Affiliation Agreement, dated as of September 26, 2005, between Young Broadcasting Inc. and The ABC TV Network, relating to WKRN, WTEN, WRIC, WATE and WBAY**(9)
10.6	Affiliation Agreement, dated as of March 16, 2005, between Young Broadcasting Inc. and The NBC TV Network, relating to KWQC**(9)
10.7(a)	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)
10.7(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of KLFY-TV, Lafayette, Louisiana**(10)
10.8(a)	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)
10.8(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of WLNS-TV, Lansing, Michigan**(10)
10.9
Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(11)
10.11(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(2)
10.11(b)	First Amendment to Lease, dated January 14, 1997(4)
10.11(c)	Second Amendment to Lease, dated May 25, 1999(5)
10.11(d)	Third Amendment to Lease, dated January 14, 2000(5)
10.11(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(5)
10.12(a)	Fourth Amended and Restated Credit Agreement, dated as of May 3, 2005(12)
10.12(b)	First Amendment to Fourth Amended and Restated Credit Agreement, dated May 30, 2006(17)
10.12(c)	Increase Joinder to the Fourth Amended and Restated Credit Agreement, dated May 30, 2006(17)
10.13(a)	Young Broadcasting Inc. 2004 Equity Incentive Plan(13)
10.13(b)	Form of Restricted Stock Award Agreement(8)
10.13(d)	Form of Deferred Stock Award Agreement(8)
10.14	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz(6)
10.15(a)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Vincent J. Young(14)

10.15(b)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Deborah McDermott(14)
10.15(c)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and James Morgan(14)
10.16	Young Broadcasting Inc. 2003 Non-Employee Directors Deferred Stock Unit Plan(15)
10.17	Young Broadcasting Inc. Supplemental Executive Deferred Compensation Plan(8)
10.18(a)	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the 10% Senior Subordinated Notes due 2011(5)
10.18(b)	Indenture Supplement No. 1 dated as of August 27, 2004(10)
10.19(a)	Indenture, dated December 23, 2003, among the Company, the Subsidiary Guarantors and Wachovia Bank, N.A. relating to the 8 3/4% Senior Subordinated Notes due 2014(6)
10.19(b)	Indenture Supplement No. 1 dated as of August 27, 2004(10)
10.20	Confirmation dated May 6, 2005, between Merrill Lynch and the Company relating to the May 8, 2006 interest rate swap agreement(18)
10.21	Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(16)
11	Statement re computation of per share earnings
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 4, 2005 and incorporated herein by reference.

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

(14)
Filed as an exhibit to the Company's Schedule TO filed on November 30, 2005 and incorporated herein by reference.

(15)
Filed as Annex C to the Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 4, 2004 and which Annex C is incorporated herein by reference.

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

(19)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 10, 2007 and incorporated herein by reference.

(20)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 2, 2008 and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

**
Portions have been omitted pursuant to a request for confidential treatment

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: March 13, 2008	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ VINCENT J. YOUNG Vincent J. Young	Chairman and Director (principal executive officer)	March 13, 2008
/s/ JAMES A. MORGAN James A. Morgan	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer) and Director	March 13, 2008
/s/ DEBORAH A. MCDERMOTT Deborah A. McDermott	President and Director	March 13, 2008
/s/ REID MURRAY Reid Murray	Director	March 13, 2008
/s/ ALFRED J. HICKEY, JR Alfred J. Hickey, jr	Director	March 13, 2008
/s/ LEIF LOMO Leif Lomo	Director	March 13, 2008
/s/ RICHARD C. LOWE Richard C. Lowe	Director	March 13, 2008
/s/ DAVID C. LEE David C. Lee	Director	March 13, 2008
/s/ ALEXANDER T. MASON Alexander T. Mason	Director	March 13, 2008

QuickLinks

YOUNG BROADCASTING INC. FORM 10-K Table of Contents
PART I
  Item 1. Business .
FEDERAL REGULATION OF TELEVISION BROADCASTING
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 4. Submission of Matters to a Vote of Security Holders .
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Young Broadcasting Inc. and Subsidiaries Consolidated Balance Sheets
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Operations
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (Deficit)
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Cash Flows
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS YOUNG BROADCASTING INC.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
EXHIBITS
SIGNATURES