Form 10-Q
period 2008-03-31
YOUNG BROADCASTING INC /DE/
filed 2008-05-09
CIK 929144

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	13-3339681 (I.R.S. employer identification no.)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant's telephone number, including area code:        (212) 754-7070

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of Common Stock outstanding as of April 23, 2008: 21,274,597 shares of Class A Common Stock, and 1,941,414 shares of Class B Common Stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Table of Contents

Part I Financial Information

Item 1.    Financial Statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2007	March 31, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,339,173	$15,796,228
Short-term investments	34,603,430	23,760,843
Trade accounts receivable, less allowance for doubtful accounts of $822,000 in 2007 and $792,000 in 2008	29,315,724	24,930,695
Current portion of program license rights	6,434,575	4,090,384
Prepaid expenses	2,270,921	2,042,378
Assets held for sale	386,821,181	384,477,964

Total current assets	487,785,004	455,098,492
Property and equipment, less accumulated depreciation and amortization of $171,356,000 in 2007 and $173,519,000 in 2008	50,546,786	48,474,917
Program license rights, excluding current portion	281,060	250,150
Deposits and other assets	3,350,623	3,008,587
Investments in unconsolidated subsidiaries	1,545,494	1,513,057
Indefinite lived intangible assets	124,492,447	124,492,447
Definite lived intangible assets, less accumulated amortization of $38,731,000 in 2007 and $39,473,000 in 2008	55,279,470	54,538,302
Deferred charges, less accumulated amortization of $6,628,000 in 2007 and $7,035,000 in 2008	8,419,832	8,011,992

Total Assets	$731,700,716	$695,387,944

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$4,071,103	$2,398,778
Accrued interest	19,272,726	8,434,315
Accrued salaries and wages	4,890,716	2,435,496
Accrued expenses	6,430,042	6,433,213
Current installments of program license liability	6,078,232	3,921,248
Current installments of long term debt	3,500,000	3,500,000
Liabilities held for sale	23,677,966	20,144,940

Total current liabilities	67,920,785	47,267,990
Program license liability, excluding current installments	379,993	335,823
Long-term debt, excluding current installments	824,258,277	823,238,464
Deferred tax liability and other long-term tax liabilities	53,095,269	52,260,245
Other liabilities	5,473,131	5,386,563

Total liabilities	951,127,455	928,489,085
Stockholders' deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,931,068 shares at 2007 and 21,274,597 shares at 2008	20,931	21,274
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2007 and 2008	1,941	1,941
Additional paid-in capital	395,357,682	396,806,218
Accumulated other comprehensive loss	(2,374,639)	(2,525,682)
Accumulated deficit	(612,432,654)	(627,404,892)

Total stockholders' deficit	(219,426,739)	(233,101,141)

Total liabilities and stockholders' deficit	$731,700,716	$695,387,944

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Net operating revenue	$35,603,728	$34,956,254

Operating expenses, excluding depreciation expense	10,890,274	10,562,527
Amortization of program license rights	2,254,425	2,222,830
Selling, general and administrative expenses, excluding depreciation expense	13,975,387	13,202,142
Depreciation and amortization	3,510,618	3,507,214
Corporate overhead, excluding depreciation expense	3,672,713	3,633,762

Operating income	1,300,311	1,827,779

Interest expense, net	(17,040,314)	(16,691,024)
Other income (expense), net	205,891	(222,584)

	(16,834,423)	(16,913,608)

Loss from continuing operations before (provision) benefit for income taxes	(15,534,112)	(15,085,829)
(Provision)/benefit for income taxes	(1,111,302)	731,875

Loss from continuing operations	(16,645,414)	(14,353,954)

Loss from discontinued operations, net of taxes	(8,726,537)	(618,284)

Net loss	$(25,371,951)	$(14,972,238)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.75)	$(0.62)
Loss from discontinued operations	(0.40)	(0.03)

Net loss per common share	$(1.15)	$(0.65)

Weighted average shares—Basic and dilutive	22,044,967	23,018,883

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Deficit
	Class A	Class B
Balance at December 31, 2007	$20,931	$1,941	$395,357,682	$(612,432,654)	$(2,374,639)		$(219,426,739)
Contribution of shares into Company's defined contribution plan	379		397,789				398,168
Forfeitures under restricted stock plan	(36)		(60,318)				(60,354)
Restricted stock plan compensation			1,111,065				1,111,065
Net loss for the three months ended March 31, 2008.				(14,972,238)		(14,972,238)	(14,972,238)
Unrealized loss on derivative instrument					(151,043)	(151,043)	(151,043)

Total comprehensive loss						(15,123,281)

Balance at March 31, 2008	$21,274	$1,941	$396,806,218	$(627,404,892)	$(2,525,682)		$(233,101,141)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Operating activities
Net loss	$(25,371,951)	$(14,972,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,812,243	2,358,206
Provision for uncollectible accounts	130,990	161,025
Amortization of program license rights	6,070,467	5,635,144
Amortization of intangibles and deferred charges	1,484,947	1,149,008
Non-cash compensation	1,565,002	1,541,159
Income on unconsolidated subsidiaries, net of dividend	(52,066)	(45,077)
Provision (benefit) for income taxes	7,756,160	(731,875)
Gain on sale of fixed assets	(9,980)	(57,663)
Unrealized appreciation on investments	(285,548)	(203,038)
Realized (appreciation) depreciation on investments	(204,858)	9,126
Payments on programming license liabilities	(6,846,521)	(6,924,438)
Changes in assets and liabilities
Decrease in trade accounts receivable	5,476,685	4,429,286
Decrease in prepaid expenses	182,407	83,352
Decrease in trade accounts payable	(1,916,806)	(516,161)
Decrease in accrued expenses and other liabilities	(15,420,186)	(13,971,531)
Decrease (increase) in other assets	275,277	(231,832)

Net cash used in operating activities	$(24,353,738)	$(22,287,547)

Investing activities
Capital expenditures	(1,837,607)	(474,560)
Purchase of short-term commercial paper	(33,182,024)	(3,963,501)
Maturities of short-term commercial paper	40,000,000	15,000,000
Proceeds from disposal of fixed assets	16,255	57,663

Net cash provided by (used in) investing activities	4,996,624	10,619,602

Financing activities
Principal payments under capital lease obligations	(7,705)	—
Principal payments on Credit Facility	(875,000)	(875,000)
Deferred Financing Costs incurred	(1,184)	—

Net cash used in financing activities	(883,889)	(875,000)

Net decrease in cash	(20,241,003)	(12,542,945)
Cash and cash equivalents at beginning of year	66,545,612	28,339,173

Cash and cash equivalents at March 31	$46,304,609	$15,796,228

Supplemental disclosure of cash flow information
Interest paid	$30,177,932	$28,076,200
Income tax payments, net	$6,150	$58,000

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

        On November 7, 2007, the Board of Directors of the Company approved a process which is expected to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Accordingly, the results of KRON-TV have been recorded as a discontinued operation and assets and liabilities are classified as "held for sale." (See Note 3).

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

        For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company's stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company's share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company, except the income related to the equity investment related to KRON-TV. The Company's share of unconsolidated—subsidiary loss, for continuing operations, was approximately $49,000 and $50,000 for the three months ended March 31, 2007 and 2008, respectively. Operating results of interim periods are not necessarily indicative of results for a full year. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        In March, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161, but does not anticipate it to have a material impact on the Company's financial statements.

Reclassification

        Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation, primarily the reclassification of certain deferred liabilities to liability for income

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation (Continued)

taxes. Furthermore, the operating results of KRON-TV for the three months ended March 31, 2007 have been reclassified to discontinued operations.

2. Stock-Based Compensation

        On May 4, 2004, the stockholders of the Company approved the 2004 Equity Incentive Plan ("2004 Plan"). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

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

        In June 2005, June 2006 and June 2007, the Company awarded 438,500, 636,700 and 602,968 deferred stock units, respectively, to executive officers of the Company under the 2004 Plan, with aggregate market values at the date of grant of approximately $2.0 million, $2.3 million and $2.3 million, respectively. Deferred stock units represent the right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock units vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non-cash compensation expense included in selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested deferred stock units are forfeited upon termination of employment, unless for reasons of death or disability.

        In June 2005, June 2006 and June 2007, the Company awarded 432,600, 590,450 and 495,500 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Plan, with market values at the date of grant of approximately $2.0 million, $2.1 million and $1.9 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. During the vesting period, the participants have voting rights and the right to receive any dividends paid with respect to such shares. Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common Stock. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

        On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options. Under the terms of this offer, participating employees had the ability to exchange their outstanding options with an exercise price of less than $30.44 per share for new restricted shares that vest over a period of three years. The number of restricted shares to be received was based upon certain exchange ratios. In order to participate in this offer, employees were

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Stock-Based Compensation (Continued)

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

  Stock Options

        The Company had 518,017 and 513,517 stock options outstanding at December 31, 2007 and March 31, 2008.

  Restricted Shares and Deferred Stock Units

        The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company's Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $1.0 million for the three months ended March 31, 2007 and 2008.

        There were 2,245,147 and 2,209,470 unvested restricted shares and deferred stock units as of December 31, 2007 and March 31, 2008, respectively, with a weighted average share price of $3.95 at both dates.

        The Company estimates it will record additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $2.5 million for the remainder of 2008 and approximately $1.9 million and $574,000 during 2009 and 2010, respectively.

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Sale of Station

        On November 7, 2007, the Board of Directors of the Company approved a process which is expected to lead to the eventual sale of the Company's San Francisco station, KRON-TV. The Company assessed this transaction in accordance with FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

        In accordance with the provisions of SFAS No. 144, KRON's results of operations are presented as discontinued operations and its assets and liabilities as held for sale for all periods presented. The results of operations presented as discontinued operations and the assets and liabilities classified as held for sale are summarized below.

	March 31, 2007	March 31, 2008
Net revenues	$11,244	$11,006
Pre-tax loss	$(2,082)	$(618)

        KRON-TV recorded a deferred income tax provision of $6.6 million for the three months ended March 31, 2007, with no such provision recorded for the three months ended March 31, 2008. The 2007 income tax provision relates to a deferred tax liability of $6.6 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV, temporary differences generated during the three months ended March 31, 2008 related to indefinite-lived intangible assets will be offset by net operating losses.

	December 31, 2007	March 31, 2008
	(dollars in thousands)
Assets:
Accounts receivable	$7,417	$7,211
Current portion of program license rights	10,985	7,402
Prepaid expenses	206	351
Property and equipment, net	12,050	12,239
Broadcast licenses and other intangibles, net	353,399	353,399
Program license rights, excluding current portion	954	649
Investments	1,810	3,227

Assets held for sale	$386,821	$384,478

Liabilities:
Accounts payable	4,051	4,636
Accrued salaries	1,224	966
Accrued expenses	742	485
Current installment of program license liabilities	13,488	9,530
Program license rights, excluding current installments	2,277	1,455
Other liabilities	1,896	3,073

Liabilities held for sale	$23,678	$20,145

4. Intangible Assets

        Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles, are carried on the basis of cost, less accumulated amortization. Cost is based upon appraisals performed at the time of acquisition. Broadcast licenses are considered to have an indefinite

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets (Continued)

life. Network affiliation agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years.

        The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2007			As of March 31, 2008
	(dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Broadcast licenses	$124,492	—	$124,492	$124,492	—	$124,492
Definite-lived intangible assets:
Network Affiliations	$91,164	$(36,652)	$54,512	$91,164	$(37,369)	$53,795
Other intangible assets	2,847	(2,079)	768	$2,847	$(2,104)	$743

	$94,011	$(38,731)	$55,280	$94,011	$(39,473)	$54,538

        Aggregate amortization expense for the three months ended March 31, 2007 and 2008 was approximately $743,000 and $741,000, respectively.

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

        The Company tests the broadcast licenses on an annual basis and more frequently if indicators of impairment exist, using a "Greenfield" income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value such licenses.

        If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

5. Long -Term Debt

        On May 3, 2005, the Company (i) entered into an amended and restated senior credit facility ("Senior Credit Facility") and (ii) accepted for payment and paid for, in connection with a cash tender offer and consent solicitation commenced on April 11, 2005, all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes Due 2008. The amended credit facility provides for a $300 million term loan and a $20 million revolving credit facility. The Senior Credit Facility bears a floating interest rate, based upon LIBOR, which ranged from 5.25% and 5.69% at March 31, 2008. On May 3, 2005, the full amount of the term loan was borrowed. Approximately $278.0 million of the

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Long -Term Debt (Continued)

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

        The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. As of March 31, 2008, approximately $340.8 million was outstanding under the term loan portion of the Senior Credit Facility.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the senior credit facility. The swap expires on May 8, 2008. Upon effectiveness, the Company began to pay a fixed interest of 4.3425% and the Company receives interest from the commercial bank, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive income loss. For the three months ended March 31, 2008 a loss of approximately $151,000 was recorded in other comprehensive income loss.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Long -Term Debt (Continued)

        Long-term debt at December 31, 2007 and March 31, 2008 consisted of the following:

	12/31/07		3/31/08
	(in thousands)
Senior Credit Facility	$341,625		$340,750
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	346,133	(1)	345,988	(1)

Total Long Term Debt	$827,758		$826,738
Less:
Scheduled current maturities	(3,500)		(3,500)

Long term debt excluding all current installments(2)	$824,258		$823,238

    (1)
    Includes unamortized premium balances of $1.8 million and $1.7 million as of December 31, 2007 and March 31, 2008.

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

6. Fair Value Measurements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Options for Financial Assets and Liabilities." The fair value options established by SFAS No. 159 permits, but does not require, all entities to choose to measure eligible items at fair value, as measured in accordance with SFAS No. 157, at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. As the Company did not elect to measure the fair value of any of its financial instruments under the provisions of SFAS No. 159, our adoption of this statement effective January 1, 2008 did not have any impact on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under current standards in U.S. generally accepted accounting principles, and requires additional disclosure about fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 11, 2008 and interim periods within those fiscal years. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating broadcast licenses and other intangible and long-lived assets for impairment and valuing asset retirement obligations. The Company is currently evaluating the impact of FSP 157-2 on its financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

        As of January 1, 2008, the Company has adopted FAS 157 for the fair value measurement of recurring items, including its marketable securities, deferred compensation investment, deferred compensation liability and derivative liability. There was no material impact on the basis for which the fair value of these items was determined.

        The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable securities(1)	$23,760	$3,004	$20,756	—
Deferred compensation investment(2)	2,048	2,048	—	—

Total	$25,808	$5,052	$20,756	—

Liabilities
Deferred compensation liability(3)	$2,048	—	$2,048	—
Derivative liability(3)	90	—	90	—

Total	$2,138	—	$2,138	—

(1)
Included in short-term investments in the Company's consolidated balance sheets.

(2)
Included in deposits and other assets in the Company's consolidated balance sheets.

(3)
Included in other liabilities on the Company's consolidated balance sheets.

        Marketable securities include Unites States ("U.S") treasury bills (approximately 13% of the total) and short-term commercial paper (approximately 87% of the total.) The Company measures the fair value of its $3.0 million treasury bills under a Level 1 input as defined by FAS 157 and the fair value of its $20.8 million short-term commercial paper is measured under a Level 2 input as defined by FAS 157. For the three months ended March 31, 2008, the Company recorded approximately $203,000 of unrealized gain on these marketable securities, which was recorded as part of interest expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation investments under a Level 1 input as defined by FAS 157. For the three months ended March 31, 2008, the Company recorded approximately $167,000 of unrealized loss on these investments, which was recorded as part of other (income) expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation liability under a Level 2 input as defined by FAS 157. For the three months ended March 31, 2008, the deferred compensation liability increased approximately $167,000, which was recorded as part of corporate overhead in the consolidated statement of operations.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

        The Company measures the fair value of its derivative liability under a Level 2 input as defined by FAS 157. The Company relies on a mark to market valuation based on observable interest rate yield curves. For the three months ended March 31, 2008, the Company recorded an unrealized loss of approximately $162,000, of which approximately $151,000 was recorded in other comprehensive loss in the Company's consolidated statement of stockholders' deficit and $11,000 was recorded as part of interest expense, net in the consolidated statement of operations.

7. Income Taxes

        The unrecognized tax benefits including interest and penalties and the effect of the reclassification discussed in Note 1, were $6.2 million and $6.4 million at December 31, 2007 and March 31, 2008, respectively. Provisions for interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $1.8 million and $1.9 million accrued at December 31, 2007 and March 31, 2008, respectively for the payment of interest and penalties. The Company settled its New York State tax examinations for the tax years 2003 through 2005 in April, 2008 for approximately $837,000. The settlement resulted in an increase of approximately $25,000 in the Company's income tax liabilities during the three months ended March 31, 2008. The Company anticipates settlement of the New York City tax examination for tax years 2003 through 2005 in the next twelve months. Since the examination is on-going, there can be no assurance that the outcome from the examination will not have a significant impact on the tax position at the Company.

        While the Company does not anticipate any significant changes to the total amount of income tax liabilities within the next twelve months, there can be no assurance that the outcomes from examinations will not have a significant impact on individual tax positions at the Company.

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

        In accordance with SFAS No.142 the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets is not expected to reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The deferred tax liability for the three months ended March 31, 2007 and 2008 increased $1.2 million and $1.3 million, respectively, due to this effect. The Company expects that it will record a total of approximately $1.9 million to increase deferred tax liabilities during the remaining nine months of 2008. Additionally, during the three months ended March 31, 2008 the increase in deferred tax liabilities discussed above was offset by the effect of a revision to the Company's computation of the taxable temporary differences related to indefinite-lived assets.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans

        The Company's defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

        The Company expects to contribute approximately $761,000 to the benefit plan in 2008. For the three months ended March 31, 2008 approximately $321,000 has been contributed.

        Components of the net periodic benefit plan were as follows:

	Three Months Ended March 31,
	2007	2008
Service cost	$10,575	$10,600
Interest cost	153,648	156,100
Expected return of plan assets	(177,566)	(192,025)
Amortization of the unrecognized obligation or transition asset	34,153	28,525

Net periodic cost	$20,810	$3,200

9. Commitments and Contingencies

  Network Affiliation Agreements

        Each of the Company's stations is affiliated with its network pursuant to an affiliation agreement. The following chart provides details concerning the affiliation of our stations and the dates of expiration of the respective affiliation agreements.

Station	Network Affiliation	Expiration Date
WKRN-TV (Nashville, TN)	ABC	December 31, 2009
WTEN-TV (Albany, NY)	ABC	December 31, 2009
WRIC-TV (Richmond, VA)	ABC	December 31, 2009
WATE-TV (Knoxville, TN)	ABC	December 31, 2009
WBAY-TV (Green Bay, WI)	ABC	December 31, 2009
KWQC (Quad Cities, IA)	NBC	January 1, 2015
WLNS (Lansing, MI)	CBS	September 15, 2012
KELO (Sioux Falls, SD)	CBS(1)	April 2, 2015
KLFY (Lafayette, LA)	CBS	September 30, 2012
KRON (San Francisco, CA)(2)	MyNetworkTV	September 5, 2011

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Earnings Per Share

        The weighted average number of shares outstanding during the period has been used to calculate earnings per share. The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive

        For the three months ended March 31, 2008 common stock equivalents, consisting of 375,476 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three months ended March 31, 2007, common stock equivalents, consisting of 608,575 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For the three months ended March 31, 2008 and 2007, there are no shares underlying outstanding stock options, since the exercise price of all previously granted stock options was greater than the average market price of the common shares.

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

        Overview of our Business—This section provides a general description of the Company's business, as well as recent developments that have occurred since December 31, 2007 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

        Results of Operations—This section provides an analysis of the Company's results of operations for the three months ended March 31, 2007 and 2008. This analysis is presented on a consolidated basis. In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

        Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for the three months ended March 31, 2007 and 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments, as well as a discussion of other financing arrangements.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 66% of the gross revenue of the Company's stations for the three months ended March 31, 2008 was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company's wholly owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

	Three Months Ended March 31,
	2007 Amount	%	2008 Amount	%
	(dollars in thousands)
Revenues
Local	$28,074	68.0%	$26,563	66.0%
National	9,471	23.0	8,904	22.0
Network	582	1.0	597	1.5
Political	497	1.0	1,823	4.5
Barter	354	1.0	317	1.0
Production/Other	2,268	6.0	2,074	5.0

Total	41,246	100.0	40,278	100.0
Commissions	(5,643)	(13.7)	(5,322)	(13.2)

Net Revenue.	$35,603	86.3%	$34,956	86.8%

Results of Operations

  Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

        The following table sets forth the Company's operating results for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

	For the three months ended March 31,
	2007	2008	Change	% Change
	(in thousands)
Net revenue	$35,604	$34,956	$(648)	(1.8%)
Operating expenses, including SG&A	24,865	23,764	(1,101)	(4.4)
Amortization of program license rights	2,255	2,223	(32)	(1.4)
Depreciation and amortization	3,511	3,507	(4)	(0.0)
Corporate overhead, excluding depreciation expense	3,673	3,634	(39)	(1.1)

Operating income	1,300	1,828	528	40.6

Interest expense, net	(17,040)	(16,691)	(349)	(2.0)
Other income (expense)	206	(223)	429	208.3

	(16,834)	(16,914)	80	0.5

Loss from continuing operations before income taxes	(15,534)	(15,086)	448	2.9
Income tax (provision)/benefit	(1,111)	732	1,843	165.9

Loss from continuing operations	(16,645)	(14,354)	2,291	13.8
Loss from discontinued operations, net of taxes	(8,727)	(618)	8,109	92.9
Net loss	$(25,372)	$(14,972)	$10,400	41.0%

Basic and diluted loss from continuing operations per common shares	(0.75)	(0.62)
Basic and diluted loss from discontinued operations per common share, net of taxes	(0.40)	(0.03)

Basic and diluted net loss per common share	$(1.15)	$(0.65)

Basic and diluted shares used in earnings per share calculation	22,046,603	23,018,883

        Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent less than 5% of total revenues. Net revenue for the three months ended March 31, 2008 was $35.0 million, as compared to $35.6 million for the three months ended March 31, 2007, a decrease of $648,000 or 1.8%. The major components of, and changes to, net revenue were as follows:

  •
  The Company's gross local revenues for the three months ended March 31, 2008 was approximately $26.6 million as compared to $28.1 million for the three months ended March 31, 2007, a decrease of approximately $1.5 million or 5.4%. Additionally, gross national revenues for the three months ended March 31, 2008 were approximately $8.9 million as compared to $9.5 million for the three months ended March 31, 2007, a decrease of approximately $567,000 or 6.0% compared to the prior year. Local revenues were negatively impacted by decreased local spending and soft market conditions across various major categories, which were noted at six of the Company's stations. National revenues were also negatively impacted by decreased national spending in top revenue categories which were noted at six of the Company's stations.

  •
  Gross political revenue for the three months ended March 31, 2008 was $1.8 million, as compared to $497,000 for the three months ended March 31, 2007, an increase of approximately $1.3 million. Eight of the Company's stations noted increased political revenue year over year, due to the fact that 2008 is political year with a presidential primaries taking place during the first quarter.

  •
  Other revenue decreased approximately $194,000 or 8.5% year over year. This decrease was primarily due to a reduction in trade revenue at one of the Company's stations as a result of lower attendance at the annual trade shows.

        Operating expenses, including selling, general and administrative expenses, for the three months ended March 31, 2008 were $23.8 million as compared to $24.9 million for the three months ended March 31, 2007, a decrease of $1.1 million, or 4.4%. The major components and changes in operating expenses were as follows:

  •
  Local sales commissions decreased approximately $316,000 as a result of the decrease in local revenues, as noted above.

  •
  Personnel costs decreased approximately $293,000 during the three months ended March 31, 2008. In conjunction with the Company's previously announced cost cutting initiatives and streamlining of the Company's operations, personnel costs decreased approximately $1.0 million year over year. Offsetting this decrease was an increase in severance costs of approximately $740,000 associated with these cost cutting initiatives.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $162,000 for the three months ended March 31, 2008 as compared to the same period in 2007.

  •
  Programming costs were down approximately $139,000, due primarily to lower programming costs associated at one of the Company's stations as they had a contract for lottery drawings which expired and renewed in 2008 at a lower cost.

        Amortization of program license rights was $2.2 million for the three months ended March 31, 2008 and March 31, 2007.

        Depreciation of property and equipment and amortization of intangible assets was $3.5 million for the three months ended March 31, 2008 and March 31, 2007.

        Corporate Overhead for the three months ended March 31, 2008 was $3.6 million as compared to $3.7 million for the three months ended March 31, 2007, a decrease of $39,000, or 1.1%. The following changes in corporate expenses were noted:

  •
  Personnel costs were down approximately $452,000, due mainly to the mark to market of the assets held in the executive deferred compensation plan leading to a loss of approximately

    $167,000 for the three months ended March 31, 2008 as compared to the mark to market of the deferred compensation plan leading to a gain of approximately $251,000 for the three months ended March 31, 2007.

        The following acted to offset the increase:

  •
  Professional fees were up approximately $245,000 due mainly to higher counseling fees associated with the various corporate initiatives that were ongoing in the first quarter of 2008.

  •
  Insurance expenses were up approximately $165,000 due mainly to an increase in the cash surrender value of a key employee insurance policy for the three months ended March 31, 2008.

        Interest expense for the three months ended March 31, 2008 was $16.7 million, compared to $17.0 million for the same period in 2007, a decrease of $350,000, or 2.0%. This decrease was due mainly to lower interest rates year over year. For the three months ended March 31, 2008 the interest rates on the Company's outstanding debt ranged from 5.25% to 5.69% as compared to an interest rate of 7.88% at March 31, 2007.

        Other expense for the three months ended March 31, 2008 was $223,000 as compared to income of $206,000 for the three months ended March 31, 2007 an increase of $429,000 or 208%. This relates primarily to the loss recorded by the Company of approximately $167,000 during the first quarter of 2008 for the mark to market of the executive deferred compensation plan, as compared to a gain on the mark to market of the deferred compensation plan of approximately $251,000 for the three months ended March 31, 2007.

        The Company recorded an income tax benefit of approximately $732,000 and an income tax provision of $1.1 million for the three months ended March 31, 2008 and 2007, respectively. The 2008 income tax benefit includes a net deferred tax benefit of approximately $1.0 million, primarily related to the refinement of the taxable temporary difference related to indefinite-lived intangible assets which continue to be amortized for tax purposes, offset by the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. The 2007 income tax expense includes a deferred tax expense of $1.2 million for the taxable temporary difference related to indefinite-lived intangible assets.

        On November 7, 2007, the Board of Directors of the Company approved a process which is expected to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations of KRON-TV as discontinued and assets and liabilities as "held for sale", under the provisions of SFAS No. 144 for all periods presented. (See Note 3) The Company recorded a loss from discontinued operations of $618,000 and $8.7 million for the three months ended March 31, 2008 and 2007, respectively, an increase of approximately $8.1 million or 92.9%. The decrease in the loss from discontinued operations was due to the following:

  •
  KRON-TV recorded a deferred income tax provision of $6.6 million for the three months ended March 31, 2007, with no such provision recorded for the three months ended March 31, 2008. The 2007 income tax provision relates to a deferred tax liability of $6.6 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV, temporary differences generated during the three months ended March 31, 2008 related to indefinite-lived intangible assets will be offset by net operating losses.

  •
  Net revenues were approximately $11.0 million for the three months ended March 31, 2008 as compared to $11.2 million for the three months ended March 31, 2007, a decrease of approximately $238,000 or 2.0%. National revenues were down approximately $1.2 million due to primetime rating limitations and the continued underperformance of MyNetworkTV. Offsetting this decrease was an increase in political revenues of approximately $899,000 due to the 2008 presidential election year.

  •
  Operating expenses decreased approximately $517,000 in 2008, due to the station's cost cutting initiatives and headcount reductions.

  •
  Amortization of program license rights decreased approximately $403,000 for the three months ended March 31, 2008, due to a programming write-down recorded KRON-TV which was taken during the third quarter in 2007, which reduced the programs future amortization expense.

        As a result of the above-discussed factors, the net loss for the Company was $15.0 million for the three months ended March 31, 2008, compared to a net loss of $25.4 million for the three months ended March 31, 2007, a change of $10.4 million, or 41.0%.

Liquidity and Capital Resources

  Current Financial Condition

        The following tables present certain data that the Company believes is helpful in evaluating the Company's liquidity and capital resources (in thousands).

	Three Months Ended 31,
	2007	2008
Net cash provided by (used in):
Operating activities	$(24,353)	$(22,288)
Investing activities	4,996	10,620
Financing activities	(884)	(875)

Net decrease in cash and cash equivalents	$(20,241)	$(12,543)

	December 31, 2007	March 31, 2008
Cash and cash equivalents	$28,339	$15,796
Short-term commercial paper	$34,603	$23,761
Long-term debt, including current portion	$827,758	$826,738
Available under senior credit agreement	$20,000	$20,000

        The Company's cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming. Any significant decline in the advertising market or performance of the television programming could adversely impact the Company's cash flow from operations.

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

Sources and Uses of Cash

  Operating Activities

        Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $22.3 million and $24.4 million, respectively. The reduction of cash from operating activities for the three months ended March 31, 2008 was due primarily to the following items:

  •
  Accrued expenses and other liabilities decreased approximately $14.0 million from December 31, 2007. Approximately $10.8 million of the decrease relates to interest payments on the Company's 8.75% and 10% Senior Subordinated Notes as well as the Company's Senior Credit Facility, offset slightly by interest accruals made during the first quarter of 2008. Furthermore, approximately $2.5 million relates to a decrease in the accrued salaries and wages, including bonuses, which were paid out during the first quarter of 2008, which was accrued for at December 31, 2007.

  •
  The Company made approximately $6.9 million of payments on its programming liabilities for the three months ended March 31, 2008, compared to payments on its program liabilities of approximately $6.8 million from the three months ended March 31, 2007.

        The following item partially offset the above reductions:

  •
  Accounts receivable decreased by approximately $4.4 million and $5.5 million for the three months ended March 31, 2008 and 2007, respectively. Historically, revenues are lower in the first quarter of the year for television broadcasters compared to the fourth quarter, due in part to increases in retail advertising in the fourth quarter leading up to and including the holiday season and a subsequent decrease in accounts receivable balances in the first quarter of the succeeding year.

  Investing Activities

        Cash provided by investing activities for the three months ended March 31, 2008 was approximately $10.6 million, compared to cash provided by investing activities for the three months ended March 31, 2007 of $5.0 million. The following changes in investing activities were noted:

  •
  Capital expenditures for the three months ended March 31, 2008 of approximately $475,000 was significantly lower than capital expenditures of $1.8 million for the three months ended March 31, 2007.

  •
  Purchases of short-term commercial paper was $4.0 million for the three months ended March 31, 2008, while maturities of short-term commercial paper was $15.0 million for the three months ended March 31, 2008. This compares to purchases of short-term commercial paper was $33.2 million for the three months ended March 31, 2007, while maturities of short-term commercial paper was $40.0 million for the three months ended March 31, 2007.

  Financing Activities

        Cash used in financing activities for the three months ended March 31, 2008 and 2007 was $875,000 and $884,000, respectively. The following changes in financing activities were noted:

  •
  The Company made a principal repayment of $875,000 on its Senior Credit Facility during the three months ended March 31, 2008 and 2007.

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

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a financial institution who is also a lender under the Senior Credit Facility. The swap expires on May 8, 2008. The Company began to pay a fixed interest of 4.3425% and the Company receives interest from the financial institution, based upon a three month LIBOR rate. It is the Company's intention to ensure the interest rate reset dates of the swap and the term loan under the Senior Credit Facility will match over the term of the swap, and therefore the changes in the fair value of the interest-rate swap are expected to significantly offset changes in the cash flows of the floating rate debt. The Company accounts for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and hedging activities and as such, the change in the fair value of the interest rate swap is reported as a component of other comprehensive loss. For the quarter ended March 31, 2008, a loss of approximately $151,000 was recorded in other comprehensive income (loss).

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

        At March 31, 2008, approximately $340.8 million was outstanding under the term loan and the full $20.0 million was available under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. At March 31, 2007, the Company was paying interest based on LIBOR, and the rate ranged from approximately 5.25% and 5.69% Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At March 31, 2008, the Company was in compliance with all covenants contained under the credit facility.

        The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period. Debt amounts outstanding at December 31, 2007 and March 31, 2008 were as follows:

	12/31/07		3/31/08		Annualized Interest Payments(1)
Senior Credit Facility	$341,625		$340,750		$19,376
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,133	(2)	345,988	(2)	34,430

Total Debt (excluding capital leases)	$827,758		$826,738		$66,056

(1)
The annualized interest payments are calculated based on the outstanding principal amounts at March 31, 2008, multiplied by the interest rates of the related notes. The annualized interest payments on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

(2)
Includes an unamortized premium balance of $1.8 million and $1.7 million as of December 31, 2007 and March 31, 2008, respectively.

        The Company's total debt at March 31, 2008 was approximately $826.7 million, consisting of $340.8 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes and $1.7 million of bond premiums. In addition, at March 31, 2008, the Company had an additional $20.0 million of unused available borrowings under the Senior Credit Facility.

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

Contractual Obligations and Other Commercial Commitments

        As of March 31, 2008 there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Income Taxes

        The unrecognized tax benefits including interest and penalties and the effect of the reclassification discussed in Note 1, were $6.2 million and $6.4 million at December 31, 2007 and March 31, 2008, respectively. Provisions for interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $1.8 million and $1.9 million accrued at December 31, 2007 and March 31, 2008, respectively for the payment of interest and penalties. The Company settled its New York State tax examinations for the tax years 2003 through 2005 in April, 2008 for approximately $837,000. The settlement resulted in an increase of approximately $25,000 in the Company's income tax liabilities during the three months ended March 31, 2008. The Company anticipates settlement of the New York City tax examination for tax years 2003 through 2005 in the next twelve months. Since the examination is on-going, there can be no assurance that the outcome from the examination will not have a significant impact on the tax position at the Company.

        While the Company does not anticipate any significant changes to the total amount of income tax liabilities within the next twelve months, there can be no assurance that the outcomes from examinations will not have a significant impact on individual tax positions at the Company.

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

        In accordance with SFAS No.142 the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets is not expected to reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The deferred tax liability for the three months ended March 31, 2007 and 2008 increased $1.2 million and $1.3 million, respectively, due to this effect. The Company expects that it will record a total of approximately $1.9 million to increase deferred tax liabilities during the remaining nine months of 2008. Additionally, during the three months ended March 31, 2008 the increase in deferred tax liabilities discussed above was offset by the effect of a revision to the Company's computation of the taxable temporary differences related to indefinite-lived assets.

Impact of Recently Issued Accounting Standards

        In March, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161, but does not anticipate it to have a material impact on the Company's financial statements.

Forward Looking Statements

        Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

  •
  Management, as major stockholders, possesses unequal voting rights and control

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with $340.8 million outstanding as of March 31, 2008, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

        The Company's Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of March 31, 2008 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8 3/4% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        A hypothetical increase of 100 basis points in interest rates would result in an increase in the pre-tax loss from continuing operations of approximately $3.4 million annually based on borrowings at March 31, 2008. The same basis point increase if applied to the Company's cash and investments would result in an offsetting decrease to the pre-tax loss from continuing operations of approximately $268,000 annually. This hypothetical change assumes no change in the principal or investment balance.

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

        A hypothetical decrease of 100 basis points in interest rates would result in an increase in other comprehensive loss of approximately $710,000 for the three months ended March 31, 2008. Likewise, a hypothetical increase of 100 basis points in interest rates would result in a decrease in other comprehensive loss of approximately $710,000 for the three months ended March 31, 2008.

Item 4.    Controls and Procedures

        Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

        During the quarter ended March 31, 2008, the Company began the implementation of a centralized accounting department which will be shared across all locations (with the exception of KRON-TV which is presented as discontinued operations). While the implementation of the centralized accounting department will enhance our existing controls over financial reporting, we do not believe the centralization will materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

        Other than as described in the prior paragraph, there has not been any change in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 1A.    Risk Factors

        There have been no material changes in the Company's risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

YOUNG BROADCASTING INC.
Date: May 9, 2008
	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman and Chief Executive Officer (principal executive officer)
Date: May 9, 2008	By:	/s/ JAMES A. MORGAN James A. Morgan Executive Vice President and Chief Financial Officer (principal financial officer)

QuickLinks

YOUNG BROADCASTING INC. FORM 10-Q Table of Contents
Part I Financial Information
  Item 1. Financial Statements
Young Broadcasting Inc. and Subsidiaries Consolidated Balance Sheets
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Stockholders' Deficit (Unaudited)
Young Broadcasting Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
Young Broadcasting Inc. and Subsidiaries Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES