Form 10-Q
period 2008-06-30
YOUNG BROADCASTING INC /DE/
filed 2008-08-14
CIK 929144

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3339681 (I.R.S. employer identification no.)
599 Lexington Avenue New York, New York 10022 (Address of principal executive offices)

Registrant's telephone number, including area code: (212) 754-7070

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of Common Stock outstanding as of July 31, 2008: 21,836,161 shares of Class A common stock, and 1,941,414 shares of Class B common stock.

YOUNG BROADCASTING INC.

FORM 10-Q

Table of Contents

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

Part I Financial Information

Item 1.    Financial Statements

	December 31, 2007	June 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,339,173	$15,490,455
Short term investments	34,603,430	20,877,022
Trade accounts receivable, less allowance for doubtful accounts of $822,000 in 2007 and $862,000 in 2008	29,315,724	26,577,854
Current portion of program license rights	6,434,575	2,167,648
Prepaid expenses	2,270,921	1,295,842
Assets held for sale	386,821,181	242,563,606

Total current assets	487,785,004	308,972,427
Property and equipment, less accumulated depreciation and amortization of $173,356,000 in 2007 and $175,961,000 in 2008	50,546,786	47,354,417
Program license rights, excluding current portion	281,060	196,761
Deposits and other assets	3,350,623	2,996,113
Investments in unconsolidated subsidiaries	1,545,494	1,467,170
Indefinite lived intangible assets	124,492,447	124,492,447
Definite lived intangible assets, less accumulated amortization of $38,731,000 in 2007 and $40,214,000 in 2008	55,279,470	53,797,134
Deferred charges, less accumulated amortization of $6,628,000 in 2007 and $7,443,000 in 2008	8,419,832	7,604,151

Total assets	$731,700,716	$546,880,620

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$4,071,103	$2,186,947
Accrued interest	19,272,726	20,599,083
Accrued salaries and wages	4,890,716	3,451,131
Accrued expenses	6,430,042	6,016,933
Current installments of program license liability	6,078,232	2,153,860
Current installment of long term debt	3,500,000	3,500,000
Liabilities held for sale	23,677,966	13,544,466

Total current liabilities	67,920,785	51,452,420
Program license liability, excluding current installments	379,993	271,153
Long-term debt, excluding current installments	824,258,277	822,218,651
Deferred tax liability and other long-term tax liabilities	53,095,269	52,053,947
Other liabilities	5,473,131	5,283,991

Total liabilities	$951,127,455	$931,280,162

Stockholders' deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,931,068 shares at 2007 and 21,837,231 shares at 2008	20,931	21,837
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2007 and 2008	1,941	1,941
Additional paid-in capital	395,357,682	398,412,900
Accumulated other comprehensive loss	(2,374,639)	(2,435,234)
Accumulated deficit	(612,432,654)	(780,400,986)

Total stockholders' deficit	(219,426,739)	(384,399,542)

Total liabilities and stockholders' deficit	$731,700,716	$546,880,620

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net operating revenue	$39,648,303	$36,989,463	$75,252,031	$71,945,717

Operating expenses, excluding depreciation expense	10,902,967	10,106,838	21,793,242	20,669,366
Amortization of program license rights	2,273,088	2,228,609	4,527,513	4,451,439
Selling, general and administrative expenses, excluding depreciation expense	14,311,958	13,533,479	28,287,345	26,735,621
Depreciation and amortization	3,464,297	3,628,672	6,974,914	7,135,886
Corporate overhead, excluding depreciation expense	3,097,403	3,225,532	6,770,116	6,859,294

Operating income	5,598,590	4,266,333	6,898,901	6,094,111

Interest expense, net	(17,250,699)	(15,982,591)	(34,291,013)	(32,673,615)
Other expense, net	(261,626)	(136,842)	(55,734)	(359,426)

	(17,512,325)	(16,119,433)	(34,346,747)	(33,033,041)

Loss from continuing operations before income taxes	(11,913,735)	(11,853,100)	(27,447,846)	(26,938,930)
(Provision)/benefit for tax expense	(794,335)	(607,185)	(1,905,628)	124,690

Loss from continuing operations	(12,708,070)	(12,460,285)	(29,353,474)	(26,814,240)

Loss from discontinued operations, net of taxes	(5,476,577)	(140,535,808)	(14,203,123)	(141,154,092)

Net loss	$(18,184,647)	$(152,996,093)	$(43,556,597)	$(167,968,332)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.62)	$(0.53)	$(1.45)	$(1.15)
Loss from discontinuing operations	(0.27)	(5.94)	(0.70)	(6.05)

Net loss	$(0.89)	$(6.47)	$(2.15)	$(7.20)

Weighted average shares—Basic and dilutive	20,359,243	23,640,859	20,234,468	23,329,871

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Deficit
	Class A	Class B
Balance at December 31, 2007	$20,931	$1,941	$395,357,682	$(612,432,654)	$(2,374,639)		$(219,426,739)
Contribution of shares into Company's defined contribution plan	1,086		933,969				935,055
Cancellations under restricted stock plan	(180)		(102,190)				(102,370)
Restricted stock plan compensation			2,223,439				2,223,439
Net loss for the six months ended June 30, 2008.				(167,968,332)		(167,968,332)	(167,968,332)
Unrealized loss on derivative instrument					(60,595)	(60,595)	(60,595)

Total comprehensive loss						(168,028,927)

Balance at June 30, 2008	$21,837	$1,941	$398,412,900	$(780,400,986)	$(2,435,234)		$(384,399,542)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Operating activities
Net loss	$(43,556,597)	$(167,968,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,559,791	4,837,868
Provision for uncollectible accounts	45,427	478,906
Amortization of program license rights	12,637,746	11,335,307
Amortization of intangibles and deferred charges	2,951,016	2,298,017
Impairment of broadcast licenses and other intangible assets	—	139,063,447
Non-cash compensation	3,195,402	2,595,099
Income on unconsolidated subsidiaries, net of dividend	(9,201)	(78,063)
Provision (benefit) for income taxes	12,609,162	(124,690)
Loss (gain) on sale of fixed assets	89,283	(57,663)
Unrealized appreciation on investments	(617,650)	(298,533)
Realized appreciation on investments	(274,258)	(71,558)
Payments on programming license liabilities	(13,689,593)	(13,884,668)
Decrease in trade accounts receivable	1,420,088	1,898,226
Decrease in prepaid expenses	785,908	340,172
Decrease in trade accounts payable	(1,702,465)	(1,955,642)
Decrease in accrued expenses and other liabilities	(1,834,598)	(1,556,269)
Increase in other assets	(26,292)	(267,024)

Net cash used in operating activities	$(22,416,831)	$(23,415,400)

Investing activities
Capital expenditures	$(2,610,092)	$(1,811,946)
Purchase of short-term investments	(36,768,694)	(6,903,500)
Maturities of short-term investments	40,000,000	21,000,000
Proceeds from the disposal of fixed assets	37,502	32,128

Net cash provided by investing activities	$658,716	$12,316,682

Financing activities
Deferred debt financing costs incurred	(4,208)	—
Principal payments under capital lease obligations	(15,409)	—
Principal payments on Credit Facility	(1,750,000)	(1,750,000)

Net cash used in financing activities	(1,769,617)	(1,750,000)

Net decrease in cash	(23,527,732)	(12,848,718)
Cash and cash equivalents at beginning of year	66,545,612	28,339,173

Cash and cash equivalents at June 30	$43,017,880	$15,490,455

Supplemental disclosure of cash flow information
Interest paid	$36,727,111	$32,214,383
Income tax payments, net	$29,000	$89,500

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

        Operating results of interim periods are not necessarily indicative of results for a full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company's stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company's share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company, except the losses related to the equity investment related to KRON-TV. The Company's share of unconsolidated—subsidiary loss, for continuing operations, was approximately $101,000 and $102,000 for the six months ended June 30, 2007 and 2008, respectively, and its share of unconsolidated—subsidiary loss, for continuing operations was approximately $51,000 for both the three months ended June 30, 2007 and 2008.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). Changes for business combination transactions pursuant to SFAS No. 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to SFAS No. 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders'

Notes To Consolidated Financial Statements (Continued)

1. Basis of Presentation (Continued)

equity and the elimination of "minority interest" accounting in results of operations. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will affect the accounting for the Company's acquisitions that occur after the adoption date. Based on the Company's current structure, the Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company's financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161, but does not anticipate it to have a material impact on the Company's financial statements.

Reclassification

        Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation, primarily the reclassification of certain deferred tax liabilities to liability for income taxes. Furthermore, the operating results of KRON-TV for the three and six months ended June 30, 2007 have been reclassified to discontinued operations.

2. Stock-Based Compensation

        On May 4, 2004, the stockholders of the Company approved the 2004 Equity Incentive Plan ("2004 Plan"). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. On May 6, 2008, the stockholders of the Company approved an amendment to the 2004 Plan increasing the aggregate number of shares of Common Stock for issuance under the 2004 Plan by 1,000,000 shares of common stock to 5,550,000 shares of common stock. The Plan is administered by the Compensation Committee of the Board of Directors.

        On November 29, 2005, the Company entered into an exchange agreement with each of its executive officers (collectively, the "Exchange Agreements"). Pursuant to the Exchange Agreements, options to purchase an aggregate of 2,198,375 shares of common stock of the Company, representing all of the outstanding and unexercised stock options held by such executive officers, were cancelled and, in exchange for such cancelled options (which had a fair market value of approximately $182,000), the executive officers were awarded an aggregate of 318,791 deferred stock units (which had an aggregate value of approximately $602,000) under the 2004 Plan. The compensation expense associated with the fair market value of the deferred stock units is being recognized ratably over the three year vesting period.

        On November 30, 2005, the Company commenced an offer to all eligible employees to exchange all of their outstanding stock options. Under the terms of this offer, participating employees had the ability to exchange their outstanding options with an exercise price of less than $30.44 per share for new restricted shares that vest over a period of three years. The number of restricted shares to be received was based upon certain exchange ratios. In order to participate in this offer, employees were required to tender all of their options, regardless of when granted or the exercise price. Pursuant to the

Notes To Consolidated Financial Statements (Continued)

2. Stock-Based Compensation (Continued)

terms of the offer, tendered options with exercise prices of $30.44 or above were to be cancelled upon expiration of the offer, without the payment of any consideration. Options to purchase an aggregate of 949,776 shares of common stock were eligible for participation in the offer. The offer expired on December 30, 2005, at which time the Company accepted for exchange and cancelled options to purchase a total of 945,776 shares of common stock with a fair market value of approximately $181,000, and issued an aggregate of 158,992 restricted shares of Class A common stock, under the 2004 Plan, for an aggregate value of approximately $401,000. The compensation expense associated with the fair market value of the restricted stock issued is being recognized ratably over the three year vesting period.

        In June 2006 and June 2007, the Company awarded 636,700 and 602,968 deferred stock units, respectively, to executive officers of the Company under the 2004 Plan, with aggregate market values at the date of grant of approximately $2.3 million and $2.3 million, respectively. Deferred stock awards represent the right to receive shares of Class B common stock at the end of specified deferral periods. The deferred stock units vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non-cash compensation expense included in selling, general and administrative expenses. Upon vesting the recipients will be credited with units equivalent to shares. During the deferral period, the participants have no voting or other rights associated with stock ownership unless and until the shares are actually delivered at the end of the deferral period. The end of the deferral period for the deferred stock awards will occur after the termination of employment. Additionally, granted but unvested deferred stock units are forfeited upon termination of employment, unless for reasons of death or disability.

        In June 2006 and June 2007, the Company awarded 590,450 and 495,500 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Plan, with market values at the date of grant of approximately $2.1 million and $1.9 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant and, as they vest, are charged to the income statement as non cash compensation expense included in the selling, general and administrative expenses. During the vesting period, the participants have voting rights and the right to receive any dividends paid with respect to such shares. Upon vesting, the restricted stock recipients will receive shares of unrestricted Class A Common stock. Additionally, granted but unvested shares are forfeited upon termination of employment, unless for reasons of death or disability.

  Stock Options

        The Company has 518,017 and 509,925 stock options outstanding at December 31, 2007 and June 30, 2008, respectively.

  Restricted Shares and Deferred Stock Units

        The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company's Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $1.2 million and $1.1 million, respectively, for the three months ended June 30, 2007 and 2008, and $2.2 million and $2.1 million, respectively, for the six months ended June 30, 2007 and 2008.

Notes To Consolidated Financial Statements (Continued)

2. Stock-Based Compensation (Continued)

        There were 2,245,147 and 1,225,594 shares of unvested restricted and deferred stock units at December 31, 2007 and June 30, 2008, respectively, with a weighted average share price of $3.95 at both dates.

        The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $1.5 million for the remainder of 2008 and approximately $1.9 million and $571,000 during 2009 and 2010, respectively.

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

3. Sale of Station

        On November 7, 2007, the Board of Directors of the Company approved a process which is expected to lead to the eventual sale of the Company's San Francisco station, KRON-TV. The Company assessed this transaction in accordance with FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and has determined that this process met the "held for sale" criteria of SFAS 144 at December 31, 2007 and continues to meet the criteria at June 30, 2008.

        In accordance with the provisions of SFAS No. 144, KRON's results of operations are presented as discontinued operations and its assets and liabilities are classified as "held for sale" for all periods presented. The results of operations presented as discontinued operations and the assets and liabilities classified as "held for sale" are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Net revenues	$12,305	$10,457	$23,549	$21,463
Operating expenses	13,084	11,986	25,723	23,703
Impairment of intangible assets	—	139,063	—	139,063

Net operating loss	(779)	140,592	(2,174)	(141,303)
Non-operating (expense) / income	(639)	56	(1,326)	149

Pre-tax loss	(1,418)	(140,536)	(3,500)	(141,154)
Income tax provision	(4,059)	—	(10,703)	—

Net loss	$(5,477)	$(140,536)	$(14,203)	$(141,154)

        In accordance with FASB 142, Goodwill and Other Intangible Assets,and FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the three month ended June 30, 2008, as a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangible assets for KRON-TV were

Notes To Consolidated Financial Statements (Continued)

3. Sale of Station (Continued)

impaired resulting in an impairment loss of approximately $139.1 million which is included in the net loss from discontinued operations. After considering the impairment of the broadcasting license and other intangible assets, KRON-TV is reflected in the accompanying financial statements at its carrying value which approximates the estimated fair value less cost to sell.

        KRON-TV recorded a deferred income tax provision of $4.1 million and $10.7 million for the three and six months ended June 30, 2007, with no such provision recorded for the three and six months ended June 30, 2008. The 2007 income tax provision relates to a deferred tax liability of $4.1 million and $10.7 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV, temporary differences generated during the three and six months ended June 30, 2008 related to indefinite-lived intangible assets will be offset by net operating losses.

        KRON-TV has an equity investment in a third party that operates a transmitting tower. The Company applies equity method accounting to this investment. KRON-TV's share of unconsolidated—subsidiary earnings, was approximately $202,000 and $176,000 for the six months ended June 30, 2007 and 2008, respectively, and its share of unconsolidated—subsidiary earnings, was approximately $105,000 and $80,000 for the three months ended June 30, 2007 and 2008.

	December 31, 2007	June 30, 2008
	(dollars in thousands)
Assets:
Accounts receivable	$7,417	$7,778
Current portion of program license rights	10,985	3,708
Prepaid expenses	206	841
Property and equipment, net	12,050	12,242
Broadcast licenses and other intangibles, net	353,399	214,336
Program license rights, excluding current portion	954	351
Investments	1,810	3,308

Assets held for sale	$386,821	$242,564

Liabilities:
Accounts payable	4,051	2,796
Accrued salaries	1,224	1,112
Accrued expenses	742	394
Current installment of program license liabilities	13,488	5,565
Program license rights, excluding current installments	2,277	637
Other liabilities	1,896	3,040

Liabilities held for sale	$23,678	$13,544

Notes To Consolidated Financial Statements (Continued)

4. Intangible Assets

        Intangible assets, which include broadcasting licenses, network affiliation agreements, and other intangibles, are carried on the basis of cost, less any accumulated amortization. Cost is based upon appraisals performed at the time of acquisition. Broadcast licenses are considered to have an indefinite life. Network affiliation agreements are amortized over 25 years, and other definite lived intangible assets are amortized over 10 to 15 years.

        The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2007			As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite-lived intangible assets:
Broadcast licenses	$124,492	—	$124,492	$124,492	—	$124,492
Definite-lived intangible assets:
Network Affiliations	$91,164	$(36,652)	$54,512	$91,164	$(38,087)	$53,077
Other intangible assets	$2,847	$(2,079)	$768	$2,847	$(2,127)	$720

	$94,011	$(38,731)	$55,280	$94,011	$(40,214)	$53,797

        Aggregate amortization expense for both the six months ended June 30, 2007 and 2008 was $1.5 million. Aggregate amortization expense for the three months ended June 30, 2007 and 2008 was $743,000 and $741,000, respectively.

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

5. Long-Term Debt

        On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the "Senior Credit Facility"). The Senior Credit Facility consists of (i) a term loan in the amount of

Notes To Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

$300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300.0 million of the term loan was borrowed. Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing will be used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the undrawn amounts under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income (loss). For the three and six months ended June 30, 2008 income of approximately $90,000 and approximately $61,000, respectively, was recorded in other comprehensive income (loss). The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero during the second quarter of 2008.

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

        At June 30, 2008, approximately $339.9 million was outstanding under the term loan and the full $20.0 million was undrawn under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. At June 30, 2008, the Company was paying interest based on LIBOR, and the rate ranged from approximately 5.00% and 5.25%. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At June 30, 2008, the Company was in compliance with all covenants contained under the Senior Credit Facility.

Notes To Consolidated Financial Statements (Continued)

5. Long-Term Debt (Continued)

        Long-term debt at December 31, 2007 and June 30, 2008 consisted of the following:

	December 31, 2007		June 30, 2008
	(in thousands)
Senior Credit Facility	$341,625		$339,875
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	346,133	(1)	345,844	(1)

Total Long Term Debt	$827,758		$825,719
Less:
Scheduled current maturities	(3,500)		(3,500)

Long term debt excluding all current installments	$824,258		$822,219

    (1)
    Includes unamortized premium balances of $1.8 million and $1.5 million as of December 31, 2007 and June 30, 2008, respectively.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under current standards in U.S. generally accepted accounting principles, and requires additional disclosure about fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 11, 2008 and interim periods within those fiscal years. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating broadcast licenses and other intangible and long-lived assets for impairment and valuing asset

Notes To Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

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

        The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable securities(1)	$20,857	$3,005	$17,852	—
Deferred compensation investment(2)	2,047	2,047	—	—

Total	$22,904	$5,052	$17,852	—

Liabilities
Deferred compensation liability(3)	$2,047	—	$2,047	—

Total	$2,047	—	$2,047	—

(1)
Included in short-term investments in the Company's consolidated balance sheets.

(2)
Included in deposits and other assets in the Company's consolidated balance sheets.

(3)
Included in other liabilities on the Company's consolidated balance sheets.

        Marketable securities include Unites States ("U.S") treasury bills (approximately 14% of the total) and short-term commercial paper (approximately 86% of the total.) The Company measures the fair value of its $3.0 million treasury bills under a Level 1 input as defined by FAS 157 and the fair value of its $17.9 million short-term commercial paper is measured under a Level 2 input as defined by FAS 157. For the six months ended June 30, 2008, the Company recorded approximately $299,000, of unrealized gain on these marketable securities, which was recorded as part of interest expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation investments under a Level 1 input as defined by FAS 157. For the six months ended June 30, 2008, the Company recorded approximately $171,000, of unrealized loss on these investments, which was recorded as part of other (income) expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation liability under a Level 2 input as defined by FAS 157. For the three and six months ended June 30, 2008, the deferred compensation liability increased approximately $171,000, which was recorded as part of corporate overhead in the consolidated statement of operations.

Notes To Consolidated Financial Statements (Continued)

7. Income Taxes

        The unrecognized tax benefits including interest and penalties and the effect of the reclassification discussed in Note 1, were $6.2 million and $5.6 million at December 31, 2007 and June 30, 2008, respectively. Provisions for interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $1.8 million and $2.0 million accrued at December 31, 2007 and June 30, 2008, respectively, for the payment of interest and penalties. The Company settled its New York State tax examinations for the tax years 2003 through 2005 in April, 2008 for approximately $837,000. The Company anticipates settlement of the New York City tax examination for tax years 2003 through 2005 in the next twelve months. Since the examination is on-going, there can be no assurance that the outcome from the examination will not have a significant impact on the tax position of the Company.

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

        At December 31, 2007, the Company had net operating loss ("NOL") carryforwards for federal tax purposes of approximately $526.9 million expiring at various dates through 2027. Of the total NOL carryforwards approximately $415.5 million relate to KRON-TV.

        In accordance with SFAS No.142 the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets is not expected to reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The deferred tax liability for the three months ended June 30, 2007 and 2008 increased $732,000 and $545,000, respectively, due to this effect. The Company expects that it will record a total of approximately $1.3 million to increase deferred tax liabilities during the remaining six months of 2008. Additionally, during the six months ended June 30, 2008, the increase in deferred tax liabilities discussed above was offset by the effect of a revision to the Company's computation of the taxable temporary differences related to indefinite-lived assets.

8. Employee Benefit Plans

        The Company's defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

        The Company expects to contribute approximately $761,000 to the benefit plan in 2008. To date approximately $587,000 has been contributed.

Notes To Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

        Components of the net periodic benefit (cost) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Service cost	$10,575	$10,600	$21,150	$21,200
Interest cost	153,648	156,100	307,295	312,200
Expected return of plan assets	(177,566)	(192,025)	(355,131)	(384,050)
Amortization of the unrecognized obligation or transition asset	34,153	28,525	68,306	57,050

Net periodic cost	$20,810	$3,200	$41,620	$6,400

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

Notes To Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (Continued)

  Cost Savings Plan

        In February 2008, the Company implemented an expense reduction plan that is expected to reduce expenses by approximately $15.0 million on an annualized basis. When complete, the workforce will be reduced by approximately 11%. The implementation of this plan is expected to reduce expenses by approximately $13.0 million in 2008. As a result of the personnel changes, the Company has incurred approximately $2.1 million in severance costs in 2008, of which approximately $1.0 million will be paid out subsequent to June 30, 2008. Severance expense is included in selling, general and administrative expenses, excluding depreciation expense, in the Consolidated Statement of Operations.

10. Earnings Per Share

        The weighted average number of shares outstanding during the period has been used to calculate earnings per share. The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

        For the three and six months ended June 30, 2008, common stock equivalents, consisting of 428,094 and 385,976 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For the three and six months ended June 30, 2007, common stock equivalents, consisting of 830,982 and 721,110 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For all periods, all shares underlying outstanding stock options are excluded for the computation of diluted earnings per share, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. In addition, reference should be made to the Company's audited consolidated financial statements and accompanying footnotes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. MD&A is organized as follows:

         Overview of our Business—This section provides a general description of the Company's business, as well as recent developments that have occurred during 2008 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

         Results of Operations—This section provides an analysis of the Company's results of operations for the three and six months ended June 30, 2008 and 2007. This analysis is presented on a consolidated basis. In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

         Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for the six months ended June 30, 2008 and 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments and obligations, as well as a discussion of other financing arrangements.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 68% of the gross revenue of the Company's stations during the quarter ended June 30, 2008 was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company's wholly owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Television Revenues

        Set forth below are the principal types of television revenues received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenues
Local	$30,525	67.1%	$28,613	67.8%	$58,599	67.5%	$55,176	66.9%
National	11,232	24.7	9,910	23.5	20,703	23.9	18,814	22.8
Network	684	1.5	730	1.7	1,266	1.5	1,327	1.6
Political	1,000	2.2	899	2.1	1,497	1.7	2,722	3.3
Barter	420	0.9	362	0.9	774	0.9	679	0.8
Production/Other	1,653	3.6	1,702	4.0	3,921	4.5	3,776	4.6

Total	$45,514	100.0	$42,216	100.0	$86,760	100.0	82,494	100.0
Commissions	(5,866)	(12.9)	(5,226)	(12.4)	(11,508)	(13.3)	(10,548)	(12.8)

Net Revenue	$39,648	87.1%	$36,990	87.6%	$75,252	86.7%	$71,946	87.2%

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

        The following table sets forth the Company's operating results for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

	For the three months ended June 30,
	2007	2008	Change	% Change
	(in thousands, except per share data)
Net revenue	$39,648	$36,990	$(2,658)	(6.7)%
Operating expenses, including SG&A	25,215	23,640	(1,575)	(6.2)
Amortization of program license rights	2,273	2,229	(44)	(1.9)
Depreciation and amortization	3,464	3,629	165	4.8
Corporate overhead, excluding depreciation expense	3,097	3,226	129	4.2

Operating income	5,599	4,266	(1,333)	(23.8)

Interest expense, net	(17,251)	(15,982)	(1,269)	(7.4)
Other expense	(262)	(137)	(125)	(47.7)

	(17,513)	(16,119)	(1,394)	(8.0)

Loss from operations before income taxes	(11,914)	(11,853)	61	0.5
Income tax provision	(794)	(607)	187	23.6

Loss from continuing operations	(12,708)	(12,460)	248	2.0
Loss from discontinued operations	(5,477)	(140,536)	(135,059)	(2,466.0)

Net loss	$(18,185)	$(152,996)	$(134,811)	(741.3)%

        Net revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues which represent approximately 4.0% of total net revenue. Net revenue for the three months ended June 30, 2008 was $37.0 million, as compared to $39.6 million for the three months ended June 30, 2007, a decrease of $2.7 million or 6.7%. The major components of, and changes to, net revenue were as follows:

  •
  The Company's gross local revenues for the three months ended June 30, 2008 were approximately $28.6 million as compared to $30.5 million for the three months ended June 30, 2007, a decrease of approximately $1.9 million or 6.2%. Local revenues were negatively impacted by decreased local spending and soft market conditions across various major categories, which were noted at seven of the Company's stations.

  •
  The Company's gross national revenues for the three months ended June 30, 2008 were approximately $9.9 million as compared to $11.2 million for the three months ended June 30, 2007, a decrease of $1.3 million or 11.6%. National revenues were negatively impacted by decreased national spending in top revenue categories which were noted at eight of the Company's stations.

        Operating expenses, including selling, general and administrative expenses, for the three months ended June 30, 2008 were $23.6 million as compared to $25.2 million for the three months ended June 30, 2007, a decrease of $1.6 million, or 6.2%. The major causes of the decreases in operating expenses were as follows:

  •
  Personnel costs decreased approximately $483,000 during the three months ended June 30, 2008. In conjunction with the Company's previously announced cost cutting initiatives and streamlining of the Company's operations, personnel costs decreased approximately $1.4 million quarter over quarter. Partially offsetting this decrease was an increase in severance costs of approximately $518,000 associated with these cost cutting initiatives. Further offsetting this decrease was an increase in cash compensation expense of approximately $395,000, relating to the Company's second quarter 401(K) match. The Company contributed the 401(K) match in cash for the three months ended June 30, 2008. For the three months ended June 30, 2007, the 401(K) match was contributed in Company stock and was reflected as part of non-cash compensation (see below).

  •
  Local sales commissions paid to employees were lower by approximately $434,000 due to the decrease in local revenues, as noted above.

  •
  Included in the selling, general and administrative expenses is non-cash compensation expense, which decreased approximately $576,000 during the three months ended June 30, 2008. This decrease is due mainly to the decreased non-cash compensation expense associated with the Company's 401(K) match, which was contributed in cash for the three months ended June 30, 2008 as compared to a match of approximately $452,000 contributed in Company stock for the same period of 2007 (see above). The remaining decrease is due to lower non-cash compensation expense associated with restricted shares and deferred stock units resulting from final vestings occurring in 2007 and 2008, several forfeitures, as well as the fact that there were no grants made in 2008.

        Amortization of program license rights for the three months ended June 30, 2008 was $2.2 million, compared to $2.3 million for the three months ended June 30, 2007, a decrease of $44,000, or 1.9%. This decrease is mainly due to the non-renewal of a programming contract at one of the Company's stations.

        Depreciation of property and equipment and amortization of intangible assets was $3.6 million for the three months ended June 30, 2008 as compared to $3.5 million for the three months ended June 30, 2007, an increase of approximately $165,000 or 4.8%. Depreciation expense increased for the three months ended June 30, 2008, due to various software upgrades made during the second half of 2007 and first half of 2008.

        Corporate overhead for the three months ended June 30, 2008 was $3.2 million, compared to $3.1 million for the three months ended June 30, 2007, an increase of $129,000, or 4.2%. The increase is due to the following:

  •
  Personnel costs increased approximately $91,000 due mainly to the mark to market of the assets held in the executive deferred compensation plan leading to a loss of approximately $4,000 for the three months ended June, 2008 as compared to the mark to market of the deferred compensation plan leading to a loss of approximately $80,000 for the three months ended June 30, 2007.

  •
  Insurance expense increased approximately $209,000 for the three months ended June 30, 2008. During the three months ended June 30, 2007, the Company received a health insurance premium refund of approximately $109,000, with no such refund recorded during the three months ended June 30, 2008. Furthermore, key employee insurance was down approximately $80,000 due to the change in cash surrender value of the policy year over year.

        The following acted to offset the increase:

  •
  Professional fees decreased approximately $206,000 for the three months ended June 30, 2008. The majority of this decrease was due to a decrease in consulting fees of approximately $183,000 resulting from lower expenses quarter over quarter relating to the Company's review and compliance with corporate governance legislation.

        Interest expense for the three months ended June 30, 2008 was $16.0 million, compared to $17.3 million for the same period in 2007, a net decrease of $1.3 million, or 7.4%. Interest expense decreased approximately $2.1 million as a result of the combination of lower interest rates on the Company's floating rate debt year over year (ranging from 5.00% to 5.25% at June 30, 2008 as compared to 7.88% at June 30, 2007) coupled with reduced floating rate debt due to quarterly principal payments. Slightly offsetting this decrease was a decrease in interest income of approximately $802,000, due to the combination of lower interest rates on the Company's investments, combined with lower cash levels quarter over quarter.

        Other expense for the three months ended June 30, 2008 was $137,000 as compared to $262,000 for the three months ended June 30, 2007 a decrease of $125,000, or 47.7%. This relates primarily to the loss recorded by the Company of approximately $4,000 during the second quarter of 2008 for the mark to market of the executive deferred compensation plan, as compared to a gain on the mark to market of the deferred compensation plan of approximately $80,000 for the three months ended June 30, 2007.

        The Company recorded an income tax provision of $607,000 and $794,000 for the three months ended June 30, 2008 and 2007, respectively. The 2008 benefit includes a net deferred tax expense of approximately $545,000 for the taxable temporary difference related to indefinite-lived intangible assets. The 2007 income tax expense includes a deferred tax expense of $732,000 for the taxable temporary difference related to indefinite-lived intangible assets.

        On November 7, 2007, the Board of Directors of the Company approved a process which is expected to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations of KRON-TV as discontinued and assets and liabilities as "held for sale", under the provisions of SFAS No. 144 for all periods presented. (See Note 3) The Company recorded a loss from discontinued operations of $140.5 million and $5.5 million for the three months ended June 30, 2008 and 2007, respectively, an increase of approximately $135.1 million. The increase in the loss from discontinued operations was due to the following:

  •
  As a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangible assets for KRON-TV were impaired resulting in an impairment loss of approximately $139.1 million for the three months ended June 30, 2008. After considering the impairment of the broadcasting license and other intangible assets, KRON-TV is reflected in the accompanying financial statements at its carrying value which approximates the estimated fair value less cost to sell.

  •
  Net revenues were approximately $10.5 million for the three months ended June 30, 2008 as compared to $12.3 million for the three months ended June 30, 2007, a decrease of approximately $1.8 million, or 15.0%. Local and national revenues were down approximately $2.2 million due to market declines, primetime rating limitations and the continued underperformance of MyNetworkTV.

  •
  KRON-TV recorded a deferred income tax provision of $4.1 million for the three months ended June 30, 2007, with no such provision recorded for the three months ended June 30, 2008. The 2007 income tax provision relates to a deferred tax liability of $4.1 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV, temporary differences generated during the three months ended June 30, 2008 related to indefinite-lived intangible assets will be offset by net operating losses.

  •
  Operating expenses decreased approximately $276,000 during the three months ended June 30, 2008, due to the station's cost cutting initiatives and headcount reductions.

  •
  Amortization of program license rights decreased approximately $823,000 for the three months ended June 30, 2008, due to a programming write-down recorded at KRON-TV which was taken during the third quarter of 2007, and reduced the programs future amortization expense.

  •
  Depreciation and amortization expense decreased approximately $749,000 for the three months ended June 30, 2008, due to the classification of KRON-TV as a discontinued operation. Depreciation and amortization of long-lived assets ceases when the assets become part of discontinued operations.

        As a result of the above-discussed factors, the net loss for the Company was $153.0 million for the three months ended June 30, 2008, compared to a net loss of $18.2 million for the three months ended June 30, 2007, a change of $134.8 million, or 741.3%.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

        The following table sets forth the Company's operating results for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

	For the six months ended June 30,
	2007	2008	Change	% Change
	(in thousands, except per share data)
Net revenue	$75,252	$71,946	$(3,306)	(4.4)%
Operating expenses, including SG&A	50,080	47,405	(2,675)	(5.3)
Amortization of program license rights	4,528	4,452	(76)	(1.7)
Depreciation and amortization	6,975	7,136	161	2.3
Corporate overhead, excluding depreciation expense	6,770	6,859	89	1.3

Operating loss	6,899	6,094	(805)	(11.7)

Interest expense, net	(34,291)	(32,674)	(1,617)	(4.7)
Other expense	(56)	(359)	303	541.1

	(34,347)	(33,033)	1,314	3.8

Loss from operations before income taxes	(27,448)	(26,939)	509	1.9
Income tax (provision)/benefit	(1,906)	125	2,031	106.6

Loss from continuing operations	(29,354)	(26,814)	2,540	8.7

Loss from discontinued operations	(14,203)	(141,154)	(126,951)	893.8

Net loss	$(43,557)	$(167,968)	$(124,411)	285.6%

        Net revenue for the six months ended June 30, 2008 was $71.9 million, as compared to $75.3 million for the six months ended June 30, 2007, a decrease of $3.3 million or 4.4%. The major components of, and changes to, net revenue were as follows:

  •
  The Company's gross local revenues for the six months ended June 30, 2008 were approximately $55.2 million as compared to $58.6 million for the six months ended June 30, 2007, a decrease of approximately $3.4 million, or 5.8%. Additionally, gross national revenues for the six months ended June 30, 2008 were approximately $18.8 million as compared to $20.7 million for the six months ended June 30, 2007, a decrease of approximately $1.9 million, or 9.2%. Local revenues were negatively impacted by decreased local spending and soft market conditions across various major categories, which were noted at seven of the Company's stations. Furthermore, gross national revenues were also negatively impacted by decreased national spending in top revenue categories which were noted at seven of the Company's stations.

  •
  Gross political revenue for the six months ended June 30, 2008 was $2.7 million, as compared to $1.5 million for the six months ended June 30, 2007, an increase of approximately $1.2 million, or 80%. Seven of the Company's stations noted increased political revenue year over year, due to the fact that 2008 is a political year with presidential primaries taking place during the first half of the year.

  •
  Other revenues were approximately $3.8 million for the six months ended June 30, 2008, as compared to $3.9 million for the six months ended June 30, 2007, a decrease of approximately $145,000, or 3.7%. One of the Company's stations noted a decrease in trade show revenue year over year due to lower attendance as a result of inclement weather.

        Operating expenses, including selling, general and administrative expenses, for the six months ended June 30, 2008 were $47.4 million as compared to $50.1 million for the six months ended June 30,

2007, a decrease of $2.7 million, or 5.3%. The major components and changes in operating expenses were as follows:

  •
  Personnel costs decreased approximately $777,000 during the six months ended June 30, 2008. In conjunction with the Company's previously announced cost cutting initiatives and streamlining of the Company's operations, personnel costs decreased approximately $2.4 million year over year. Partially offsetting this decrease was an increase in severance costs of approximately $1.3 million associated with these cost cutting initiatives. Further offsetting this decrease was an increase in cash compensation expense of approximately $395,000, relating to the Company's 401(K) match, which was contributed in cash for the second quarter ended June 30, 2008. For the six months ended June 30, 2007, the 401(K) match was contributed in Company stock and was reflected as part of non-cash compensation (see below).

  •
  Approximately $750,000 of the decrease is attributable to the decrease in local sales commissions paid to employees due to the decrease in local revenues, as noted above.

  •
  Included in the selling, general and administrative expenses is non-cash compensation expense, which decreased approximately $600,000 for the six months ended June 30, 2008. This decrease is due mainly to the decreased non-cash compensation expense associated with the Company's 401(K) match, which was contributed in cash for the second quarter of 2008 as compared to a match of approximately $452,000 which was contributed in Company stock for the same period of 2007. The remaining decrease is due to lower non-cash compensation expense associated with restricted shares and deferred stock units resulting from final vestings occurring in June 2007 and 2008, several forfeitures during the year as well as the fact that there were no grants made in 2008.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $232,000.

        Amortization of program license rights was $4.5 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

        Depreciation of property and equipment and amortization of intangible assets was $7.1 million for the six months ended June 30, 2008 as compared to $7.0 million for the six months ended June 30, 2007, an increase of $161,000, or 2.3%. Depreciation expense increased for the six months ended June 30, 2008, due to various software upgrades made during the second half of 2007 and first half of 2008.

        Corporate overhead was $6.9 million for the six months ended June 30, 2008 compared to $6.8 million for the six months ended June 30, 2007, an increase of approximately $89,000, or 1.3%. The major components of corporate expenses were as follows:

  •
  Insurance expense increased approximately $374,000 for the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company received a health insurance premium refund of approximately $109,000, with no such refund recorded during the six months ended June 30, 2008. Furthermore, monthly premium payments were up year over year. Lastly, key employee insurance was up approximately $131,000 due to the change in cash surrender value of the policy year over year. The remaining increase is due primarily to increased policy premiums year over year.

  •
  Payroll processing fees were up approximately $84,000 for the six months ended June 30, 2008.

        The following acted to offset the decrease:

  •
  Personnel costs were down approximately $359,000, due mainly to a loss on mark to market of the assets held in the executive deferred compensation plan of approximately $171,000 for the six months ended June 30, 2008, as compared to a gain on the mark to market of the deferred compensation plan of approximately $171,000 for the six months ended June 30, 2007.

        Interest expense for the six months ended June 30, 2008 was $32.7 million, compared to $34.3 million for the same period in 2007, a decrease of $1.6 million, or 4.7%. Interest expense decreased approximately $3.2 million as a result of the combination of lower interest rates on the Company's floating rate debt year over year (ranging from 5.00% to 5.25% at June 30, 2008 as compared to 7.88% at June 30, 2007) coupled with reduced debt levels resulting from quarterly principal payments. Offsetting this decrease was a decrease in interest income of approximately $1.5 million, due to the combination of lower interest rates on the Company's investments, combined with lower cash levels quarter over quarter.

        Other expense for the six months ended June 30, 2008 was $359,000 as compared to $56,000 for the six months ended June 30, 2007 an increase of $303,000, or 541.1%. This relates primarily to the loss recorded by the Company of approximately $171,000 during the six months ended June 30, 2008 for the mark to market of the executive deferred compensation plan, as compared to a gain on the mark to market of the deferred compensation plan of approximately $171,000 for the six months ended June 30, 2007.

        The Company recorded an income tax benefit of $125,000 and an income tax provision of $1.9 million for the six months ended June 30, 2008 and 2007, respectively. The 2008 income tax benefit includes a net deferred tax benefit of approximately $424,000, primarily related to the refinement of the taxable temporary difference related to indefinite-lived intangible assets which continue to be amortized for tax purposes, offset by the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. The 2007 income tax expense includes a deferred tax expense of $1.9 million for the taxable temporary difference related to indefinite-lived intangible assets.

        On November 7, 2007, the Board of Directors of the Company approved a process which is expected to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations of KRON-TV as discontinued and assets and liabilities as "held for sale", under the provisions of SFAS No. 144 for all periods presented. (See Note 3) The Company recorded a loss from discontinued operations of $141.2 million and $14.2 million for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately $127.0 million, or 893.8%. The increase in the loss from discontinued operations was due to the following:

  •
  As a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangible assets for KRON-TV were impaired resulting in an impairment loss of approximately $139.1 million for the six months ended June 30, 2008. After considering the impairment of the broadcasting license and other intangible assets, KRON-TV is reflected in the accompanying financial statements at its carrying value which approximates the estimated fair value less cost to sell.

  •
  Net revenues were approximately $21.5 million for the six months ended June 30, 2008 as compared to $23.5 million for the six months ended June 30, 2007, a decrease of approximately $2.0 million, or 8.5%. Local and national revenues were down approximately $3.3 million due to market declines, primetime rating limitations and the continued underperformance of

    MyNetworkTV. Offsetting this decrease was an increase in political revenues of approximately $909,000 due to the 2008 presidential election year.

  •
  KRON-TV recorded a deferred income tax provision of $10.7 million for the six months ended June 30, 2007, with no such provision recorded for the six months ended June 30, 2008. The 2007 income tax provision relates to a deferred tax liability of $10.7 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the planned sale of KRON-TV, temporary differences generated during the three months ended June 30, 2008 related to indefinite-lived intangible assets will be offset by net operating losses.

  •
  Operating expenses decreased approximately $793,000 for the six months ended June 30, 2008, due to the station's cost cutting initiatives and headcount reductions.

  •
  Amortization of program license rights decreased approximately $1.2 million for the six months ended June 30, 2008, due to a programming write-down recorded at KRON-TV which was taken during the third quarter of 2007, and reduced the programs future amortization expense.

        As a result of the above-discussed factors, the net loss for the Company was $168.0 million for the six months ended June 30, 2008 compared to a net loss of $43.6 million for the six months ended June 30, 2007, a change of $124.4 million, or 285.6%.

Liquidity and Capital Resources

Current Financial Condition

        The following tables present certain data that the Company believes is helpful in evaluating the Company's liquidity and capital resources (dollars in thousands).

	Six Months Ended June 30,
	2007	2008
Net cash (used in) provided by:
Operating activities	$(22,417)	$(23,415)
Investing activities	659	12,317
Financing activities	(1,770)	(1,750)

Net decrease in cash and cash equivalents	$(23,528)	$(12,848)

	December 31, 2007	June 30, 2008
Cash and cash equivalents	$28,339	$15,490
Short-term investments	$34,603	$20,877
Long-term debt, including current portion	$827,758	$825,719
Undrawn amount under senior credit agreement	$20,000	$20,000

        The Company's cash flow is highly dependent upon the state of the advertising market and public acceptance of television programming. Any significant decline in the advertising market or performance of television programming could adversely impact the Company's cash flow from operations.

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

Sources and Uses of Cash

  Operating Activities

        Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $23.4 million and $22.4 million, respectively. The reduction of cash from operating activities for the six months ended June 30, 2008 was due primarily to the following items:

  •
  The Company made approximately $13.9 million of payments on its programming liabilities for the six months ended June 30, 2008, compared to payments on its program liabilities of approximately $13.7 million for the six months ended June 30, 2007.

  •
  Accrued expenses and other liabilities decreased approximately $1.6 million for the six months ended June 30, 2008. Approximately $1.4 million of this decrease relates to a decrease in the 2007 bonus accrual, which was accrued for at December 31, 2007 and paid out during the first half of 2008. This compares to a decrease in accrued expenses and other liabilities of approximately $1.8 million for the six months ended June 30, 2007.

  •
  Trade accounts payable decreased approximately $2.0 million for the six months ended June 30, 2008, due primarily to timing of payments. Of this amount approximately $516,000 relates to payments for a trade program made during the first half of 2008 at one of the Company's stations which was accrued for at the end of 2007.

        The following items acted to offset these changes:

  •
  Accounts receivable decreased by approximately $1.9 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. This is consistent with the decrease in net revenues year over year as discussed above.

  Investing Activities

        Cash provided by investing activities for the six months ended June 30, 2008 was $12.3 million, compared to cash provided by investing activities for the six months ended June 30, 2007 of $659,000. The increase of cash from investing activities for the six months ended June 30, 2008 was due primarily to the following:

  •
  Capital expenditures for the six months ended June 30, 2008 of $1.8 million was lower than capital expenditures of $2.6 million for the six months ended June 30, 2007.

  •
  Purchases of short-term investments was $6.9 million for the six months ended June 30, 2008, while maturities of short-term investments was $21.0 million for the six months ended June 30, 2008. This compares to purchases of short-term investments of $36.8 million for the six months ended June 30, 2007, while maturities of short-term investments was $40.0 million for the six months ended June 30, 2007.

  •
  Proceeds from the disposal of fixed assets for the six months ended June 30, 2008 was $32,000 as compared to $38,000 for the six months ended June 30, 2007.

  Financing Activities

        Cash used in financing activities for the six months ended June 30, 2008 and 2007 was $1.8 million, respectively. The Company made principal repayments of $1.8 million on its Senior Credit Facility during the six months ended June 30, 2008 and 2007.

Debt Instruments, Guarantees and Related Covenants

        On May 3, 2005, the Company amended and restated its senior credit facility (as amended, the "Senior Credit Facility"). The Senior Credit Facility consists of (i) a term loan in the amount of $300.0 million that matures in 2012 and (ii) a revolving credit facility in the amount of $20.0 million that matures in 2010. On May 3, 2005, the full $300.0 million of the term loan was borrowed. Approximately $278.0 million of the proceeds of the term loan borrowing were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 pursuant to the cash tender offer and consent solicitation commenced on April 11, 2005. The balance of the term loan borrowing will be used for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the undrawn amount under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income (loss). For the three and six months ended June 30, 2008 income of approximately $90,000 and approximately $61,000, respectively, was recorded in other comprehensive income (loss). The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero during the second quarter of 2008.

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

        At June 30, 2008, approximately $339.9 million was outstanding under the term loan and the full $20.0 million was undrawn under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. At June 30, 2008, the Company was paying interest based on LIBOR, and the rate ranged from approximately 5.00% and 5.25%. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At June 30, 2008, the Company was in compliance with all covenants contained under the Senior Credit Facility.

        The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period. Debt amounts outstanding at December 31, 2007 and June 30, 2008 were as follows:

	December 31, 2007		June 30, 2008		Annualized Interest Payments(1)
Senior Credit Facility	$341,625		$339,875		$17,666
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,133	(2)	345,844	(2)	34,430

Total Debt (excluding capital leases)	$827,758		$825,719		$64,346

    (1)
    The annualized interest payments are calculated based on the outstanding principal amounts at June 30, 2008, multiplied by the interest rates of the related notes. The annualized interest payments on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

    (2)
    Includes an unamortized premium balance of $1.8 million and $1.5 million as of December 31, 2007 and June 30, 2008, respectively.

        The Company's total debt at June 30, 2008 was approximately $825.7 million, consisting of $339.9 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes and $1.5 million of bond premiums. In addition, at June 30, 2008, the Company had an additional $20.0 million of undrawn amount under the Senior Credit Facility.

        The Company anticipates that it will be able to meet its working capital needs, scheduled principal and interest payments under the Company's Senior Credit Facility and Senior Subordinated Notes and capital expenditures, from cash on hand and cash flow from operations.

        Upon the completion of the sale of KRON-TV, the net cash proceeds are anticipated to be used primarily to pay down debt. This reduction in borrowings will reduce interest costs and increase liquidity.

Contractual Obligations and Commercial Commitments

        As of June 30, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). Changes for business combination transactions pursuant to SFAS No. 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to SFAS No. 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders' equity and the elimination of "minority interest" accounting in results of operations. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will affect the accounting for the Company's acquisitions that occur after the adoption date. Based on the Company's current structure, the Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company's financial statements.

        In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161, but does not anticipate it to have a material impact on the Company's financial statements

Forward Looking Statements

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

  •
  Covenant restrictions under our Senior Credit Facility and the indentures governing our senior subordinated notes may limit our ability to operate our business and could cause defaults, which may result in the acceleration of the maturities of our obligations.

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

  •
  Management, as major stockholders, possesses unequal voting rights and control

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with $339.9 million outstanding as of June 30, 2008, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

        The Company's Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of June 30, 2008 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8 3/4% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        A hypothetical increase of 100 basis points in interest rates would result in an increase in the pre-tax loss from continuing operations of approximately $3.4 million annually based on borrowings at June 30, 2008. The same basis point increase if applied to the Company's cash and investments would result in an offsetting decrease to the pre-tax loss from continuing operations of approximately $269,000 annually. This hypothetical change assumes no change in the principal or investment balance.

        The Company does not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage its exposure to interest rate risk, the Company enters into derivative financial instruments. On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million. The Company accounted for this agreement using hedge accounting under FAS 133, and as such the change in the fair value of the interest rate swap is reported as a component of other comprehensive income (loss). The swap expired on May 8, 2008.

Item 4.    Controls and Procedures.

        Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

        During the quarter ended June 30, 2008, the Company continued the implementation of a centralized accounting department which will be shared across all locations (with the exception of KRON-TV which is presented as discontinued operations). While the implementation of the centralized accounting department will enhance our existing controls over financial reporting, we do not believe the centralization will materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

        There has not been any change in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        This item is answered in respect of the Annual Meeting of Stockholders held on May 6, 2008 (the "Annual Meeting"). At the Annual Meeting, the following number of votes were cast with respect to each matter voted upon:

        1.     Proposal to approve management's nominees for director:

	Votes For	Votes Withheld
Jeffrey S. Amling	32,320,456	936,083
Alfred J. Hickey, Jr.	32,013,675	1,242,864
Richard Lowe	29,309,378	3,847,161
Alexander T. Mason	32,311,054	945,485
Deborah A. McDermott	31,464,665	1,791,874
James A. Morgan	29,685,672	3,570,867
Reid Murray	32,288,595	967,944
Vincent J. Young	29,616,600	3,639,939

        Such individuals were elected to serve as directors until the next annual meeting. Other than Jeffrey S. Amling, such individuals constituted the entire Board of Directors and served as directors of the Company immediately preceding the meeting.

        2.     Proposal to approve an amendment to the Young Broadcasting Inc. 2004 Equity Incentive Plan to increase the aggregate number of common stock for issuance under the plan by 1,000,000 shares of common stock to 5,550,000 shares of common stock:

For	Against	Abstain	Broker Non-Votes
19,898,067	8,937,579	698,136	3,722,757

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to the Young Broadcasting Inc. 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 6, 2008)
11	Statement Re Computation of Per Share Earnings
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: August 14, 2008	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman and Chief Executive Officer
Date: August 14, 2008	By:	/s/ JAMES A. MORGAN James A. Morgan Chief Financial Officer (principal financial officer)

QuickLinks

YOUNG BROADCASTING INC. FORM 10-Q Table of Contents
Young Broadcasting Inc. and Subsidiaries Consolidated Balance Sheets
  Item 1. Financial Statements
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosure About Market Risk.
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits
SIGNATURES