Form 10-Q
period 2008-09-30
YOUNG BROADCASTING INC /DE/
filed 2008-11-17
CIK 929144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3339681 (IRS Employer Identification No.)
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

        Number of shares of Common Stock outstanding as of October 31, 2008: 21,825,520 shares of Class A common stock, and 1,941,414 shares of Class B common stock.

YOUNG BROADCASTING INC.
FORM 10-Q

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

Part I Financial Information

Item 1.    Financial Statements

	December 31, 2007	September 30, 2008
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,339,173	$20,665,740
Short term investments	34,603,430	1,006,718
Trade accounts receivable, less allowance for doubtful accounts of $822,000 in 2007 and $795,000 in 2008	29,315,724	23,719,953
Current portion of program license rights	6,434,575	9,324,578
Prepaid expenses	2,270,921	2,040,027
Current deferred tax asset	—	33,338,610
Assets held for sale	386,821,181	249,030,252

Total current assets	487,785,004	339,125,878
Property and equipment, less accumulated depreciation and amortization of $173,356,000 in 2007 and $177,909,000 in 2008	50,546,786	46,465,146
Program license rights, excluding current portion	281,060	157,250
Deposits and other assets	3,350,623	2,688,604
Investments in unconsolidated subsidiaries	1,545,494	1,418,467
Indefinite lived intangible assets	124,492,447	124,492,447
Definite lived intangible assets, less accumulated amortization of $38,731,000 in 2007 and $40,955,000 in 2008	55,279,470	53,055,967
Deferred charges, less accumulated amortization of $6,628,000 in 2007 and $7,851,000 in 2008	8,419,832	7,196,311

Total assets	$731,700,716	$574,600,070

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$4,071,103	$5,267,931
Accrued interest	19,272,726	9,669,674
Accrued salaries and wages	4,890,716	1,991,452
Accrued expenses	6,430,042	7,323,903
Current installments of program license liability	6,078,232	8,886,368
Current installment of long term debt	3,500,000	3,500,000
Current deferred tax liability and other short-term tax liabilities	6,986,626	1,566,256
Liabilities held for sale	23,677,966	29,949,073

Total current liabilities	74,907,411	68,154,657
Program license liability, excluding current installments	379,993	220,154
Long-term debt, excluding current installments	824,258,277	821,198,838
Deferred tax liability and other long-term tax liabilities	46,108,643	84,448,507
Other liabilities	5,473,131	6,403,034

Total liabilities	951,127,455	980,425,190

Stockholders' deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,931,068 shares at 2007 and 21,826,616 shares at 2008	20,931	21,827
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 shares at 2007 and 2008	1,941	1,941
Additional paid-in capital	395,357,682	399,237,755
Accumulated other comprehensive loss	(2,374,639)	(2,461,219)
Accumulated deficit	(612,432,654)	(802,625,424)

Total stockholders' deficit	(219,426,739)	(405,825,120)

Total liabilities and stockholders' deficit	$731,700,716	$574,600,070

See accompanying notes to unaudited consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net operating revenue	$36,357,251	$36,199,636	$111,609,282	$108,145,352

Operating expenses, excluding depreciation expense	11,901,288	10,845,138	33,694,529	31,514,503
Amortization of program license rights	2,391,847	2,803,471	6,919,360	7,254,910
Selling, general and administrative expenses, excluding depreciation and amortization expense	13,306,086	11,751,026	41,593,431	38,486,648
Depreciation and amortization	3,419,379	3,510,064	10,394,293	10,645,951
Corporate overhead, excluding depreciation expense	2,760,764	3,101,574	9,530,880	9,960,868

Operating income	2,577,887	4,188,363	9,476,789	10,282,472

Interest expense, net	(17,424,327)	(16,145,868)	(51,715,339)	(48,819,483)
Other expense, net	(23,728)	(11,685)	(79,462)	(371,110)

	(17,448,055)	(16,157,553)	(51,794,801)	(49,190,593)

Loss from continuing operations before income taxes	(14,870,168)	(11,969,190)	(42,318,012)	(38,908,121)
Provision for taxes	(1,076,672)	(654,094)	(2,982,299)	(529,404)

Loss from continuing operations	(15,946,840)	(12,623,284)	(45,300,311)	(39,437,525)

Loss from discontinued operations, net of taxes	(8,870,835)	(9,601,153)	(23,073,958)	(150,755,245)

Net loss	$(24,817,675)	$(22,224,437)	$(68,374,269)	$(190,192,770)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.70)	$(0.53)	$(2.03)	$(1.68)
Loss from discontinuing operations	(0.40)	(0.40)	(1.03)	(6.42)

Net loss	$(1.10)	$(0.93)	$(3.06)	$(8.10)

Weighted averages shares—Basic and dilutive	22,657,928	23,772,131	22,334,340	23,478,367

See accompanying notes to unaudited consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Deficit
	Class A	Class B
Balance at December 31, 2007	$20,931	$1,941	$395,357,682	$(612,432,654)	$(2,374,639)		$(219,426,739)
Contribution of shares into Company's defined contribution plan	1,086		933,969				935,055
Cancellation under restricted stock plan	(190)		(106,964)				(107,154)
Restricted stock plan compensation			3,053,068				3,053,068
Net loss for the nine months ended September 30, 2008				(190,192,770)		(190,192,770)	(190,192,770)
Unrealized loss on derivative instrument					(86,580)	(86,580)	(86,580)

Total comprehensive loss						(190,279,350)

Balance at September 30, 2008	$21,827	$1,941	$399,237,755	$(802,625,424)	$(2,461,219)		$(405,825,120)

See accompanying notes to unaudited consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Operating activities
Net loss	$(68,374,269)	$(190,192,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,256,839	7,198,923
Provision for uncollectible accounts	265,541	648,146
Amortization of program license rights, including write-off	22,178,569	24,673,707
Impairment of broadcast licenses and other intangible assets	—	139,063,447
Amortization of intangibles and deferred charges	4,320,778	3,447,027
Non-cash compensation	4,782,604	3,373,715
Provision for income taxes	17,436,677	529,404
Income on unconsolidated subsidiaries, net of dividend	(65,160)	(86,760)
Loss (gain) on sale of fixed assets	95,845	(273,511)
Unrealized (appreciation) depreciation on investments	(791,689)	5,651
Realized gain on sale of investments	(206,373)	(382,910)
Changes in assets and liabilities
Decrease in programming license liabilities	(20,706,329)	(21,248,315)
Decrease in trade accounts receivable	2,781,935	5,833,104
Increase in prepaid expenses	(165,933)	(335,676)
(Decrease) increase in trade accounts payable	(593,599)	4,377,860
Decrease in accrued expenses and other liabilities	(11,851,663)	(12,145,762)
(Decrease) increase in other assets	(351,356)	1,140,508

Net cash used in operating activities	(42,987,583)	(34,374,212)

Investing activities
Capital expenditures	(4,733,558)	(4,935,211)
Purchases of short-term investments	(32,819,184)	(1,012,369)
Maturities and sales of short-term investments	41,000,000	34,986,340
Proceeds from the disposal of fixed assets	37,602	287,019

Net cash provided by investing activities	3,484,860	29,325,779

Financing activities
Principal payment on Credit Facility	(2,625,000)	(2,625,000)
Deferred debt financing costs incurred	(4,208)	—
Principal payments under capital lease obligations	(21,830)	—

Net cash used in financing activities	(2,651,038)	(2,625,000)

Net decrease in cash	(42,153,761)	(7,673,433)
Cash and cash equivalents at beginning of year	66,545,612	28,339,173

Cash and cash equivalents at September 30	$24,391,851	$20,665,740

Supplemental disclosure of cash flow information
Interest paid	$66,857,981	$59,487,820

Income tax payments, net	$64,599	$100,127

See accompanying notes to unaudited consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

        The business operations of Young Broadcasting Inc. and subsidiaries (the "Company") consist of ten network affiliated stations (five with ABC, three with CBS, one with NBC and one with MyNetworkTV). KRON-TV had been independent until March 16, 2006, when it entered into an affiliation agreement with MyNetworkTV. On March 28, 2006, KELO-TV, KDLO-TV and KPLO-TV, our digital stations, also entered into an affiliation agreement with MyNetwork TV. The MyNetwork TV affiliation agreements are for a term of five years commencing with the 2006–2007 broadcast season. MyNetworkTV started operations on September 5, 2006. The markets served by our stations are located in Lansing, Michigan, Green Bay, Wisconsin, Lafayette, Louisiana, Nashville and Knoxville, Tennessee, Albany, New York, Richmond, Virginia, Davenport, Iowa, Sioux Falls, South Dakota and San Francisco, California. In addition, the accompanying condensed consolidated financial statements include the Company's wholly owned national television sales representation firm. Significant intercompany transactions and accounts have been eliminated.

        On November 7, 2007, the Board of Directors of the Company approved a process which was intended to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Accordingly, the results of KRON-TV have been recorded as a discontinued operation and assets and liabilities are classified as "held for sale." (See Note 3).

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

        The Company's plans to continue operations in the ordinary course assume adequate financing alternatives and implementation of additional cost savings measures. The Company is currently exploring ways to improve liquidity and cash flow, including through restructuring a significant portion of its outstanding indebtedness and obtaining incremental capital as necessary. There can be no assurance that the Company will be able to restructure its debt and generate sufficient cash flow from operations or that future business and financing alternatives will be available in an amount sufficient to be able to meet the Company's liquidity needs. The consolidated financial statements do not include any adjustments that might result from these uncertainties. For more information on the Company's liquidity position and the financing alternatives the Company is pursuing, see "Management Discussion & Analysis of Financial Condition and results of Operations; Liquidity and Capital Resources."

        For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company's stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company's share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

1. Basis of Presentation (Continued)

Consolidated Statements of Operations of the Company, except the losses related to the equity investment related to KRON-TV. The Company's share of unconsolidated—subsidiary loss, for continuing operations, was approximately $153,000 and $160,000 for the nine months ended September 30, 2007 and 2008, respectively, and its share of unconsolidated—subsidiary loss, for continuing operations was approximately $53,000 and $58,000 for the three months ended September 30, 2007 and 2008, respectively.

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

Reclassification

        Certain amounts in previously issued financial statements have been reclassified to conform to the 2008 presentation, primarily the reclassification of certain deferred tax liabilities. Furthermore, the operating results of KRON-TV for the three and nine months ended September 30, 2007 have been reclassified to discontinued operations.

2. Stock-Based Compensation

        On May 4, 2004, the stockholders of the Company approved the 2004 Equity Incentive Plan ("2004 Plan"). The 2004 Plan is a continuation of the 1995 Stock Option Plan and supplants the 1995 Stock Option Plan, under which no further awards will be granted. On May 6, 2008, the stockholders of the Company approved an amendment to the 2004 Plan increasing the aggregate number of shares of Common Stock for issuance under the 2004 Plan by 1,000,000 shares of common stock to 5,550,000

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Stock-Based Compensation (Continued)

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

        In June 2006 and June 2007, the Company awarded 590,450 and 495,500 shares, respectively, of restricted stock to certain officers and other eligible key employees under the 2004 Plan, with market values at the date of grant of approximately $2.1 million and $1.9 million, respectively. The restricted shares vest ratably in three equal annual installments beginning one year from the date of the grant

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Stock-Based Compensation (Continued)

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

  Stock Options

        The Company has 518,017 and 509,925 stock options outstanding at December 31, 2007 and September 30, 2008, respectively. There were no stock options issued or exercised for the nine months ended September 30, 2008

  Restricted Shares and Deferred Stock Units

        The fair value of nonvested restricted shares and deferred stock units is determined based on the closing trading price of the Company's Class A common stock on the grant date. The Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $1.1 million and $779,000, respectively, for the three months ended September 30, 2007and 2008, and $3.2 million and $2.8 million, respectively, for the nine months ended September 30, 2007 and 2008.

        There were 2,245,147 and 1,206,997 shares of unvested restricted and deferred stock units at December 31, 2007 and September 30, 2008, respectively, with a weighted average share price of $3.95 at both dates.

        The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $737,000 for the remainder of 2008 and approximately $1.9 million and $562,000 during 2009 and 2010, respectively.

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

3. Sale of Station

        On November 7, 2007, the Board of Directors of the Company approved a process which was intended to lead to the eventual sale of the Company's San Francisco station, KRON-TV. The Company assessed this transaction in accordance with FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and has determined that this process met the "held for

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Sale of Station (Continued)

sale" criteria of SFAS 144 at December 31, 2007 and continues to meet the criteria at September 30, 2008.

        In accordance with the provisions of SFAS No. 144, KRON's results for all periods presented are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Net revenues	$11,169	$9,339	$34,718	$30,802
Operating expenses	15,741	18,989	41,464	42,692
Impairment of intangible assets	—	—	—	139,063

Net operating loss	(4,572)	(9,650)	(6,746)	(150,953)
Non-operating (expense) / income	(548)	49	(1,873)	198

Pre-tax loss	(5,120)	(9,601)	(8,619)	(150,755)
Income tax provision	(3,751)	—	(14,454)	—

Net loss	$(8,871)	$(9,601)	$(23,073)	$(150,755)

	December 31, 2007	September 30, 2008
	(dollars in thousands)
Assets:
Accounts receivable	$7,417	$6,531
Current portion of program license rights	10,985	11,370
Prepaid expenses	206	772
Property and equipment, net	12,050	13,855
Broadcast licenses and other intangibles, net	353,399	214,336
Program license rights, excluding current portion	954	110
Investments	1,810	2,056

Assets held for sale	$386,821	$249,030

Liabilities:
Accounts payable	4,051	8,009
Accrued salaries	1,224	1,100
Accrued expenses	742	872
Current installment of program license liabilities	13,488	18,064
Program license rights, excluding current installments	2,277	9
Other liabilities	1,896	1,895

Liabilities held for sale	$23,678	$29,949

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. Sale of Station (Continued)

        In accordance with FASB 142, Goodwill and Other Intangible Assets,and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the second quarter of 2008, as a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangible assets for KRON-TV were impaired resulting in an impairment loss of approximately $139.1 million which is included in the net loss from discontinued operations. After considering the impairment of the broadcasting license and other intangible assets, KRON-TV is reflected in the accompanying financial statements at its carrying value which approximates the estimated fair value less cost to sell.

        KRON-TV recorded a deferred income tax provision of $3.8 million and $14.5 million for the three and nine months ended September 30, 2007, with no such provision recorded for the three and nine months ended September 30, 2008. The 2007 income tax provision relates to a deferred tax liability of $3.8 million and $14.5 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the previously planned sale of KRON-TV, temporary differences generated during the three and nine months ended September 30, 2008 related to indefinite-lived intangible assets will be offset by net operating losses.

        KRON-TV has an equity investment in a third party that operates a transmitting tower. The Company applies equity method accounting to this investment. KRON-TV's share of unconsolidated—subsidiary earnings, was approximately $307,000 and $246,000 for the nine months ended September 30, 2007 and 2008, respectively, and its share of unconsolidated—subsidiary earnings, was approximately $105,000 and $70,000 for the three months ended September 30, 2007 and 2008, respectively. These earnings are presented in the results of discontinued operations.

        Following the bidding process and subsequent discussions with interested parties, the Company has determined that there are no current active discussions with potential buyers. Accordingly, beginning with the Company's fourth quarter of 2008, the operations of KRON-TV will no longer be presented as discontinued operations and the operations of KRON-TV will be included in continuing operations in the Company's financial statements. Regardless of this classification, however, the Company will continue to try to arrange the disposition of KRON-TV.

4. Program License Rights and Liability

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Program License Rights and Liability (Continued)

        During the nine months ended September 30, 2007 and 2008, the Company recorded impairment charges of approximately $4.5 million and $8.2 million, respectively, of which approximately $4.4 million and $7.9 million, respectively, relate to KRON-TV, which is included in discontinued operations.

5. Intangible Assets

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

        The following table sets forth the summarized disclosures related to intangible assets:

	As of December 31, 2007			As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite-lived intangible assets:
Broadcast licenses	$124,492	—	$124,492	$124,492	—	$124,492
Definite-lived intangible assets:
Network Affiliations	$91,164	$(36,652)	$54,512	$91,164	$(38,804)	$52,360
Other intangible assets	$2,847	$(2,079)	$768	$2,847	$(2,151)	$696

	$94,011	$(38,731)	$55,280	$94,011	$(40,955)	$53,056

        Aggregate amortization expense for both the nine months ended September 30, 2007 and 2008 was $2.2 million. Aggregate amortization expense for the three months ended September 30, 2007 and 2008 was $742,000 and $741,000, respectively.

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

        The Company tests the broadcast licenses on an annual basis and more frequently if indicators of impairment exist, using a "Greenfield" income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Intangible Assets (Continued)

licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value such licenses.

        If these estimates or related assumptions materially change in the future, the Company may be required to record impairment charges not previously recorded for these assets.

6. Long-Term Debt

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

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income loss. For the nine months ended September 30, 2008 a loss of approximately $87,000 was recorded in other comprehensive loss. The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero during the second quarter of 2008.

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

        At September 30, 2008, approximately $339.0 million was outstanding under the term loan and the full $20.0 million was undrawn, under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Long-Term Debt (Continued)

Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. At September 30, 2008, the Company was paying interest based on LIBOR, and the rate ranged from approximately 5.31% and 6.31%. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At September 30, 2008, the Company was in compliance with all covenants contained under the Senior Credit Facility.

        The Company is currently exploring several ways to improve liquidity and cash flow. Despite actions that the Company has taken to generate cost savings and minimize negative cash flow, there is no assurance that the Company will be able to restructure its debt and generate sufficient cash flow from operations or that future business and financing alternatives will be available in an amount sufficient to enable the Company to fund its liquidity needs for the next twelve months. To address these issues, the Company and its advisors have been and expect to continue to actively engage in discussions with various parties about financing alternatives, including restructuring a significant portion of the Company's outstanding debt and obtaining incremental capital as necessary. The Company is also taking action to improve cash flow by implementing additional cost savings measures. There can be no assurance that the Company will be successful in restructuring its debt and improving cash flow or completing these financing alternatives on terms acceptable to the Company or at all.

        If the Company is unsuccessful in improving cash flow and completing these financing alternatives, the Company may fail to comply with the covenant in its Senior Credit Facility requiring maintenance of $10 million of cash and short term investments and in the future may be unable to meet certain of its obligations as they come due. An event of default under any of the Company's debt instruments could result in the acceleration of the Company's payment obligations under that debt, which could have a material adverse effect on the Company's business, consolidated financial results and operations, and could require the Company to seek protection under Chapter 11 of the United States Bankruptcy Code.

        Access to the undrawn amounts under the Senior Credit Facility is subject to certain conditions, including the Company remaining in compliance with the above-discussed covenants. There can be no assurance that the Company will be able to draw on its revolver as needed.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Long-Term Debt (Continued)

        Long-term debt at December 31, 2007and September 30, 2008 consisted of the following:

	December 31, 2007		September 30, 2008
	(in thousands)
Senior Credit Facility	$341,625		$339,000
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000
10% Senior Subordinated Notes due 2011	346,133	(1)	345,699	(1)

Total Long Term Debt	$827,758		$824,699
Less:
Scheduled current maturities	(3,500)		(3,500)

Long term debt excluding all current installments	$824,258		$821,199

    (1)
    Includes unamortized premium balances of $1.8 million and $1.4 million as of December 31, 2007 and September 30, 2008.

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

7. Fair Value Measurements

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under current standards in U.S. generally accepted accounting principles, and requires additional disclosure about fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 11, 2008

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

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

        The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable securities(1)	$1,005,558	$1,005,558		—	—
Deferred compensation investment(2)	1,864,975	1,864,975		—	—

Total	$2,870,533	$2,870,533	$		—

Liabilities
Deferred compensation liability(3)	$1,864,975	—		$1,864,975	—

Total	$1,864,975	—		$1,864,975	—

(1)
Included in short-term investments in the Company's consolidated balance sheets.

(2)
Included in deposits and other assets in the Company's consolidated balance sheets.

(3)
Included in other liabilities on the Company's consolidated balance sheets.

        Marketable securities are comprised of Unites States ("U.S") treasury bills. The Company measures the fair value of its $1.0 million marketable securities under a Level 1 input as defined by SFAS 157. For the nine months ended September 30, 2008, the Company recorded approximately $6,000, of unrealized loss on these marketable securities, which was recorded as part of interest expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation investments under a Level 1 input as defined by SFAS 157. For the nine months ended September 30, 2008, the Company recorded approximately $354,000, of unrealized loss on these investments, which was recorded as part of other expense, net in the consolidated statement of operations.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Measurements (Continued)

        The Company measures the fair value of its deferred compensation liability under a Level 2 input as defined by SFAS 157. For the nine months ended September 30, 2008, the deferred compensation liability increased approximately $354,000, which was recorded as part of corporate overhead in the consolidated statement of operations.

8. Income Taxes

        The unrecognized tax benefits including interest and penalties and the effect of the reclassification discussed in Note 1, were $6.2 million and $5.7 million at December 31, 2007 and September 30, 2008, respectively. Provisions for interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $1.8 million and $1.9 million accrued at December 31, 2007 and September 30, 2008, respectively, for the payment of interest and penalties. The Company settled its New York State tax examinations for the tax years 2003 through 2005 in April, 2008 for approximately $645,000. The Company anticipates settlement of the New York City tax examination for tax years 2003 through 2005 in the next twelve months. Since the examination is on-going, there can be no assurance that the outcome from the examination will not have a significant impact on the tax position of the Company.

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

        At December 31, 2007, the Company had net operating loss ("NOL") carryforwards for federal tax purposes of approximately $525.3 million expiring at various dates through 2027. Of the total NOL carryforwards approximately $418.8 million relate to KRON-TV.

        In accordance with SFAS No.142 the Company no longer amortizes the book basis in the indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The Company will have deferred tax liabilities that will arise each quarter because the taxable temporary differences related to the amortization of these assets is not expected to reverse prior to the expiration period of the Company's deductible temporary differences unless the related assets are sold or an impairment of the assets is recorded. The deferred tax liability for the three months ended September 30, 2007 and 2008 increased $965,000 and $547,000, respectively, due to this effect. The Company expects that it will record a total of approximately $796,000 to increase deferred tax liabilities during the remaining three months of 2008. Additionally, during the nine months ended September 30, 2008, the increase in deferred tax liabilities discussed above was offset by the effect of a revision to the Company's computation of the taxable temporary differences related to indefinite-lived assets.

9. Employee Benefit Plans

        The Company's defined benefit pension plan covers the IBEW Local 45 of KRON-TV employees.

        The Company has contributed approximately $587,000 to the benefit plan for the first nine months of 2008. No additional contributions are expected to be made the remainder of the year.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Employee Benefit Plans (Continued)

        Components of the net periodic cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Service cost	$10,575	$10,600	$31,725	$31,800
Interest cost	153,648	156,100	460,943	468,300
Expected return of plan assets	(177,566)	(192,025)	(532,697)	(576,075)
Amortization of the unrecognized obligation or transition asset	34,153	28,525	102,458	85,575

Net periodic cost	$20,810	$3,200	$62,429	$9,600

10. Commitments and Contingencies

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

(2)
On November 7, 2007, the Board of Directors of the Company approved a process which was intended to lead to the eventual sale of the Company's San Francisco station, KRON-TV. KRON-TV's operating results have been classified as discontinued operations and its assets and liabilities are classified as "held for sale."

  Cost Savings Plan

        In February 2008, the Company implemented an expense reduction plan that is expected to reduce expenses by approximately $15.0 million on an annualized basis. When complete, the workforce will be reduced by approximately 11%. The implementation of this plan is expected to reduce expenses by

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

approximately $13.0 million in 2008. As a result of the personnel changes, the Company has incurred approximately $2.1 million in severance costs in 2008, all of which was paid out as of September 30, 2008. Severance expense is included in selling, general and administrative expenses, excluding depreciation expense, in the Consolidated Statement of Operations.

11. Earnings Per Share

        The weighted average number of shares outstanding during the period has been used to calculate earnings per share. The outstanding stock options and deferred stock units have not been included in the computation of earnings per share because they would be anti-dilutive.

        For the three and nine months ended September 30, 2008, common stock equivalents, consisting of 545,000 and 274,204 shares of common stock underlying outstanding deferred stock units, have been excluded from the computation as they are anti-dilutive on the loss per share. For the three and nine months ended September 30, 2007, common stock equivalents, consisting of 610,764 and 683,491 shares of common stock underlying outstanding deferred stock units, have been excluded in the computation as they are anti-dilutive on the loss per share. For all periods, all shares underlying outstanding stock options are excluded for the computation of diluted earnings per share, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

12. Subsequent Event

        Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company has determined that there are no current active discussions with potential buyers. Accordingly, beginning with the Company's fourth quarter of 2008, the operations of KRON-TV will no longer be presented as discontinued operations and the operations of KRON-TV will be included in continuing operations in the Company's financial statements. Regardless of this classification, however, the Company will continue to try to arrange the disposition of KRON-TV.

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

         Overview of our Business    This section provides a general description of the Company's business, as well as recent developments that have occurred during 2008 that the Company believes are important in understanding its results of operations and financial condition or to anticipate future trends.

         Results of Operations    This section provides an analysis of the Company's results of operations for the three and nine months ended September 30, 2008 and 2007. This analysis is presented on a consolidated basis. In addition, this section provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

         Liquidity and Capital Resources    This section provides an analysis of the Company's cash flows for the nine months ended September 30, 2008 and 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments and obligations, as well as a discussion of other financing arrangements.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 65% of the gross revenue of the Company's stations during the nine months ended September 30, 2008 was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the gross revenue is primarily comprised of revenues from national advertising, which is sold by the Company's wholly owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

Television Revenues

        Set forth below are the principal types of television revenues received by the Company's stations, for the periods indicated, and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in millions)
Revenues
Local	$27.2	65.0%	$25.8	62.3%	$85.8	66.7%	$81.0	65.4%
National	9.8	23.4	8.4	20.3	30.5	23.7	27.2	21.9
Network	.6	1.4	.5	1.2	1.8	1.4	1.8	1.5
Political	2.6	6.2	4.9	11.8	4.1	3.2	7.6	6.1
Barter	.4	1.0	.3	0.8	1.2	1.0	1.0	0.8
Production/Other	1.3	3.0	1.5	3.6	5.2	4.0	5.3	4.3

Total	41.9	100.0	41.4	100.0	128.6	100.0	123.9	100.0
Commissions	(5.5)	(13.1)	(5.2)	(12.6)	(17.0)	(13.2)	(15.8)	(12.8)

Net Revenue	$36.4	86.9%	$36.2	87.4%	$111.6	86.8%	$108.1	87.2%

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

        The following table sets forth the Company's operating results for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The results from continuing operations for the three months ended September 30, 2008 and 2007 do not include the results of operations for KRON-TV. Results for KRON-TV are reflected as discontinued operations.

	For the three months ended September 30,
	2007	2008	Change	% Change
	(in thousands, except per share data)
Net revenue	$36,357	$36,200	$(157)	(0.4)%
Operating expenses, including SG&A	25,207	22,596	(2,611)	(10.4)
Amortization of program license rights	2,392	2,804	412	17.2
Depreciation and amortization	3,419	3,510	91	2.7
Corporate overhead, excluding depreciation expense	2,761	3,102	341	12.4

Operating income	2,578	4,188	1,610	62.5

Interest expense, net	(17,424)	(16,146)	1,278	7.3
Other expense, net	(24)	(11)	13	54.2

	(17,448)	(16,157)	1,291	7.4

Loss from continuing operations before provision for income taxes	(14,870)	(11,969)	2,901	19.5
Income tax provision	(1,077)	(654)	423	39.3

Loss from continuing operations	(15,947)	(12,623)	3,324	20.8
Loss from discontinued operations	(8,871)	(9,601)	(730)	8.2

Net loss	$(24,818)	$(22,224)	$2,594	10.5%

        Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues, which includes retransmission consent revenue, represents approximately 3% of total net revenue. Net revenue for the three months ended September 30, 2008 was $36.2 million, as compared to $36.4 million for the three months ended September 30, 2007, a decrease of approximately $157,000, a less than 1% change. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for the three months ended September 30, 2008 was $4.9 million as compared to $2.6 million for the three months ended September 30, 2007, an increase of $2.3 million, or 88.5%. Six of the Company's stations noted increased political revenue year over year, due to the fact that 2008 is a political year with the presidential elections taking place during 2008.

  •
  The Company's gross local revenues for the three months ended September 30, 2008 were approximately $25.8 million as compared to $27.2 million for the three months ended September 30, 2007, a decrease of approximately $1.4 million or 5.1%. Additionally, gross national revenues for the three months ended September 30, 2008 were approximately $8.4 million as compared to $9.8 million for the three months ended September 30, 2007, a decrease of $1.4 million, or 14.3%. Local revenues were negatively impacted by decreased local spending and soft market conditions across various major categories which were noted at six of the Company's stations. Furthermore, gross national revenues were also negatively impacted by decreased national spending in top revenue categories which were noted at eight of the Company's stations.

        Operating expenses, including selling, general and administrative expenses, for the three months ended September 30, 2008 were $22.6 million as compared to $25.2 million for the three months ended September 30, 2007, a decrease of $2.6 million, or 10.4%. The major components of, and changes to, operating expenses were as follows:

  •
  In conjunction with the Company's previously announced cost cutting initiatives and streamlining of the Company's operations, personnel costs decreased approximately $1.2 million quarter over quarter.

  •
  Included in the selling, general and administrative expenses is non-cash compensation expense, which decreased approximately $809,000 during the three months ended September 30, 2008. This decrease is due mainly to reduced non-cash compensation expense associated with the Company's 401(K) match, which was contributed in cash for the three months ended September 30, 2008 as compared to a match of approximately $535,000 contributed in Company stock for the same period of 2007 (see below). The remaining decrease is due to lower non-cash compensation expense associated with restricted shares and deferred stock units resulting from final vestings occurring in 2007 and 2008, several forfeitures, as well as the fact that there were no grants made in 2008.

  •
  Approximately $448,000 of the decrease is attributable to lower local sales commissions paid to employees due to the decrease in local revenues, as noted above.

  •
  Music licensing fees were down approximately $141,000, resulting from changes in music contracts (ASCAP, BMI and SESAC) at various stations to a per program fee.

  •
  Programming costs were down approximately $151,000, due mainly to reduced paid programming at one of the Company's stations.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $151,000, as a result of cost cutting initiatives taking place company-wide.

  •
  Expenses associated with barter programming were down approximately $93,000 due mainly to less barter programming contracts.

        Acting to offset these decreases was the following:

  •
  There was an increase in administrative expenses of approximately $299,000, relating to the Company's 401(K) match, which was contributed in cash for the third quarter ended September 30, 2008. For the three months ended September 30, 2007, the 401(K) match was contributed in Company stock and was reflected as part of non-cash compensation (see above).

        Amortization of program license rights for the three months ended September 30, 2008 was $2.8 million, compared to $2.4 million for the three months ended September 30, 2007, an increase of $412,000, or 17.2%. This increase is due to the combination of programming impairment write-downs at one of the Company's stations recorded during the three months ended September 30, 2008, as well as increased costs associated with sports programming rights at one of the Company's stations.

        Depreciation of property and equipment and amortization of intangible assets was $3.5 million for the three months ended September 30, 2008 as compared to $3.4 million for the three months ended September 30, 2007, an increase of approximately $91,000 or 2.7%. Depreciation expense increased for the three months ended September 30, 2008, as a result of various software upgrades made during the second half of 2007 and first half of 2008.

        Corporate Overhead for the three months ended September 30, 2008 was $3.1 million, compared to $2.8 million for the three months ended September 30, 2007, an increase of $341,000, or 12.4%. The major components and changes in corporate expenses were as follows:

  •
  Legal and other expenses were up approximately $1.3 million for the three months ended September 30, 2008 as a result of increased fees and expenses relating to restructuring and other potential transactions involving the Company.

  •
  Insurance expense increased approximately $153,000 for the three months ended September 30, 2008. During the three months ended September 30, 2007, the Company received a retroactive premium adjustment of approximately $30,000, with no such refund recorded during the three months ended September 30, 2008. Furthermore, key employee insurance was up approximately $102,000 due to the change in cash surrender value of the policy year over year.

  •
  Personnel costs were down approximately $1.1 million. Approximately $871,000 of the decrease relates to a decrease in bonus expense resulting from the above-discussed reduced operating results and the previously announced cost cutting initiatives. Additionally, approximately $218,000 relates to due mainly to the mark to market of the assets held in the executive deferred compensation plan leading to a loss of approximately $183,000 for the three months ended September, 30 2008 as compared to the mark to market of the deferred compensation plan leading to a gain of approximately $35,000 for the three months ended September 30, 2007.

        Interest expense, net for the three months ended September 30, 2008 was $16.1 million, compared to $17.4 million for the same period in 2007, a decrease of $1.3 million, or 7.3%. Interest expense decreased approximately $2.1 million as a result of the combination of lower interest rates on the Company's floating rate debt year over year (ranging from 5.31% to 6.31% at September 30, 2008 as compared to 7.75% to 7.88% at September 30, 2007) coupled with reduced floating rate debt due to quarterly principal payments. Slightly offsetting this decrease was a decrease in interest income of approximately $795,000, due to the combination of lower interest rates on the Company's investments, combined with lower cash levels quarter over quarter.

        The Company recorded an income tax provision of $654,000 and $1.1 million for the three months ended September 30, 2008 and 2007, respectively. The 2008 income tax provision includes a net deferred tax expense of approximately $547,000 for the taxable temporary difference related to indefinite-lived intangible assets. The 2007 income tax expense includes a deferred tax expense of $965,000 for the taxable temporary difference related to indefinite-lived intangible assets.

        On November 7, 2007, the Board of Directors of the Company approved a process which was intended to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations of KRON-TV as discontinued and assets and liabilities as "held for sale", under the provisions of SFAS No. 144 for all periods presented. (See Note 3) The Company recorded a loss from discontinued operations of $9.6 million and $8.9 million for the three months ended September 30, 2008 and 2007, respectively, an increase of approximately $730,000, or 8.2%. The following changes were noted quarter over quarter

  •
  Net revenues were approximately $9.3 million for the three months ended September 30, 2008 as compared to $11.2 million for the three months ended September 30, 2007, a decrease of approximately $1.9 million, or 17.0%. Local and national revenues were down approximately $2.4 million due to market declines, primetime rating limitations and the continued underperformance of MyNetworkTV.

  •
  During the three months ended September 30, 2008, the Company recorded an impairment write-down at KRON-TV of approximately $7.7 million for the 2008-2009 season of the "Dr. Phil" show because it is anticipated that such show will generate a loss over the contract term. This compares to the write-down of approximately $4.0 million that was recorded for the three months ended September 30, 2007.

  •
  KRON-TV recorded a deferred income tax provision of $3.8 million for the three months ended September 30, 2007, with no such provision recorded for the three months ended September 30, 2008. The 2007 income tax provision relates to a deferred tax liability of $3.8 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the previously planned sale of KRON-TV, temporary differences generated during the three months ended September 30, 2008 related to indefinite-lived intangible assets that will be offset by net operating losses.

        As a result of the above-discussed factors, the net loss for the Company was $22.2 million for the three months ended September 30, 2008, compared to a net loss of $24.8 million for the three months ended September 30, 2007, a change of $2.6 million, or 10.5%.

        Following the bidding process and subsequent discussions with interested parties, the Company has determined that there are no current active discussions with potential buyers. Accordingly, beginning with the Company's fourth quarter of 2008, the operations of KRON-TV will no longer be presented as discontinued operations and the operations of KRON-TV will be included in continuing operations in the Company's financial statements. Regardless of this classification, however, the Company will continue to try to arrange the disposition of KRON-TV.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

        The following table sets forth the Company's operating results for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The results from continuing operations for the nine months ended September 30, 2008 and 2007 do not include the results of operations for KRON-TV. Results for KRON-TV are reflected as discontinued operations.

	For the nine months ended September 30,
	2007	2008	Change	% Change
	(in thousands, except per share data)
Net revenue	$111,609	$108,145	$(3,464)	(3.1)%
Operating expenses, including SG&A	75,288	70,001	(5,287)	(7.0)
Amortization of program license rights	6,919	7,255	336	4.9
Depreciation and amortization	10,394	10,646	252	2.4
Corporate overhead, excluding depreciation expense	9,531	9,961	430	4.5

Operating income	9,477	10,282	805	8.5

Interest expense, net	(51,715)	(48,819)	2,896	5.6
Other expense, net	(80)	(371)	(291)	(363.8)

	(51,795)	(49,190)	2,605	5.0

Loss from continuing operations before income taxes	(42,318)	(38,908)	3,410	8.1
Income tax expense	(2,982)	(529)	2,453	82.3

Loss from continuing operations	(45,300)	(39,437)	5,863	12.9
Loss from discontinued operations	(23,074)	(150,755)	(127,681)	(553.4)%

Net loss	$(68,374)	$(190,192)	$(121,818)	(178.2)%

        Net revenue for the nine months ended September 30, 2008 was $108.1 million, as compared to $111.6 million for the nine months ended September 30, 2007, a decrease of $3.5 million or 3.1%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for the nine months ended September 30, 2008 was $7.6 million, as compared to $4.1 million for the nine months ended September 30, 2007, an increase of approximately $3.5 million or 85.4%. Seven of the Company's stations noted increased political revenue year over year, due to the fact that 2008 is a political year with the presidential elections taking place during 2008.

  •
  The Company's gross local revenues for the nine months ended September 30, 2008 were approximately $81.0 million, as compared to $85.8 million for the nine months ended September 30, 2007, a decrease of approximately $4.8 million, or 5.6%. Additionally, gross national revenues for the nine months ended September 30, 2008 were approximately $27.2 million as compared to $30.5 million for the nine months ended September 30, 2007, a decrease of approximately $3.3 million, or 10.8%. Local revenues were negatively impacted by decreased local spending and soft market conditions across various major categories, which were noted at seven of the Company's stations. Furthermore, gross national revenues were also negatively impacted by decreased national spending in top revenue categories which were noted at eight of the Company's stations.

  •
  Other revenues were approximately $5.3 million for the nine months ended September 30, 2008 as compared to $5.2 million for the nine months ended September 30, 2007, an increase of approximately $100,000 or 1.9%. This increase is primarily due to increased retransmission revenues resulting from increases in both rates and number of subscribers

        Operating expenses, including selling, general and administrative expenses, for the nine months ended September 30, 2008 were $70.0 million as compared to $75.3 million for the nine months ended

September 30, 2007, a decrease of $5.3 million, or 7.0%. The major components of, and changes to, operating expenses were as follows:

  •
  Personnel costs decreased approximately $2.0 million during the nine months ended September 30, 2008. In conjunction with the Company's previously announced cost cutting initiatives and streamlining of the Company's operations, personnel costs decreased approximately $3.3 million year over year. Partially offsetting this decrease was an increase in severance costs of approximately $1.3 million associated with these cost cutting initiatives.

  •
  Included in the selling, general and administrative expenses is non-cash compensation expense, which decreased approximately $1.4 million for the nine months ended September 30, 2008. This decrease is due mainly to the reduced non-cash compensation expense associated with the Company's 401(K) match, which was contributed in cash for the both the second and third quarters of 2008 as compared to a match of approximately $987,000 which was contributed in Company stock for the same periods of 2007 (see below). The remaining decrease is due to lower non-cash compensation expense associated with restricted shares and deferred stock units resulting from final vestings occurring in June 2007 and 2008, several forfeitures during the year as well as the fact that there were no grants made in 2008.

  •
  Approximately $998,000 of the decrease is attributable to the decrease in local sales commissions paid to employees due to the decrease in local revenues, as noted above.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $384,000.

  •
  Expenses associated with barter programming were down approximately $240,000 due mainly to less barter programming contracts.

        Acting to offset these decreases was the following:

  •
  There was an increase in administrative expenses of approximately $611,000, relating to the Company's 401(K) match, which was contributed in cash for the second and third quarters of 2008. For the nine months ended September 30, 2007, the 401(K) match for the both the second and third quarters were contributed in Company stock and was reflected as part of non-cash compensation (see above).

        Amortization of program license rights for the nine months ended September 30, 2008 was $7.3 million, compared to $6.9 million for the nine months ended September 30, 2007, an increase of approximately $336,000, or 4.9%. This increase is due to a combination of programming impairment write-downs at one of the Company's stations recorded during the nine months ended September 30, 2008, as well as increased costs associated with sports programming rights at one of the Company's stations.

        Depreciation of property and equipment and amortization of intangible assets was $10.6 million for the nine months ended September 30, 2008 as compared to $10.4 million for the nine months ended September 30, 2007, an increase of approximately $252,000, or 2.4%. Depreciation expense increased for the nine months ended September 30, 2008, due to various software upgrades made during the second half of 2007 and first half of 2008.

        Corporate Overhead for the nine months ended September 30, 2008 was $10.0 million as compared to $9.5 million for the nine months ended September 30, 2007, an increase of approximately $430,000, or 4.5%. The major components and changes in corporate expenses were as follows:

  •
  Legal and other expenses were up approximately $1.5 million for the nine months ended September 30, 2008 as a result of increased fees and expenses relating to restructuring and other potential transactions involving the Company.

  •
  Insurance expense increased approximately $528,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company received a health insurance premium refund of approximately $109,000, with no such refund recorded during the nine months ended September 30, 2008. Furthermore, monthly premium payments were up year over year. Lastly, key employee insurance was up approximately $294,000 due to the change in cash surrender value of the policy year over year. The remaining increase is due primarily to increased policy premiums year over year.

  •
  Personnel costs were down approximately $1.4 million. Approxiamtely $830,000 of the decrease relates to a decrease in bonus expense resulting from the above-discussed reduced operating results and the previously announced cost cutting initiatives. Additionally, approximately $560,000 relates mainly due to the mark to market of the assets held in the executive deferred compensation plan leading to a loss of approximately $354,000 for the nine months ended September, 30 2008 as compared to the mark to market of the deferred compensation plan leading to a gain of approximately $206,000 for the nine months ended September 30, 2007.

  •
  There was decrease in travel expense of approximately $135,000 for the nine months ended Septemebr 30, 2008 due to reduced traveling as part of the Company's cost cutting initiatives and streamlining of the operations.

        Interest expense for the nine months ended September 30, 2008 was $48.8 million, compared to $51.7 million for the same period in 2007, a decrease of $2.9 million, or 5.6%. Interest expense decreased approximately $5.2 million as a result of the combination of lower interest rates on the Company's floating rate debt year over year (ranging from 5.31% to 6.31% at September 30, 2008 as compared to 7.75% to 7.88% at September 30, 2007) coupled with reduced floating rate debt due to quarterly principal payments. Slightly offsetting this decrease was a decrease in interest income of approximately $2.3 million, due to the combination of lower interest rates on the Company's investments, combined with lower cash levels quarter over quarter.

        Other expense for the nine months ended September 30, 2008 was $371,000 as compared to $80,000 for the nine months ended September 30, 2007 an increase of $291,000, or 363.8%. This relates primarily to the loss recorded by the Company of approximately $354,000 during the nine months ended September 30, 2008 for the mark to market of the executive deferred compensation plan, as compared to a gain on the mark to market of the deferred compensation plan of approximately $206,000 for the nine months ended September 30, 2007. Acting to offset this increase was a decrease on the loss on sale of fixed assets of approximately $365,000 year over year.

        The Company recorded an income tax provision of $529,000 and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively. The 2008 income tax provision includes a net deferred tax provision of approximately $122,000, primarily related to the refinement of the taxable temporary difference related to indefinite-lived intangible assets which continue to be amortized for tax purposes, offset by the tax effect of the difference between the book and tax basis of the intangible assets not expected to reverse during the net operating loss carryforward period. The 2007 income tax expense includes a deferred tax expense of $2.9 million for the taxable temporary difference related to indefinite-lived intangible assets.

        On November 7, 2007, the Board of Directors of the Company approved a process which was intended to lead to the eventual sale of the Company's San Francisco station, KRON-TV. Our consolidated financial statements reflect the operations of KRON-TV as discontinued and assets and liabilities as "held for sale", under the provisions of SFAS No. 144 for all periods presented. (See Note 3) The Company recorded a loss from discontinued operations of $150.8 million and $23.1 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately

$127.7 million, or 553.4%. The increase in the loss from discontinued operations was due to the following:

  •
  As a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangible assets for KRON-TV were impaired resulting in an impairment loss of approximately $139.1 million for the nine months ended September 30, 2008. After considering the impairment of the broadcasting license and other intangible assets, KRON-TV is reflected in the accompanying financial statements at its carrying value which approximates the estimated fair value less cost to sell.

  •
  Net revenues were approximately $30.8 million for the nine months ended September 30, 2008 as compared to $34.7 million for the nine months ended September 30, 2007, a decrease of approximately $3.9 million, or 11.2%. Local and national revenues were down approximately $5.7 million due to market declines, primetime rating limitations and the continued underperformance of MyNetworkTV. Offsetting this decrease was an increase in political revenues of approximately $1.1 million due to the 2008 presidential election year.

  •
  KRON-TV recorded a deferred income tax provision of $14.5 million for the nine months ended September 30, 2007, with no such provision recorded for the nine months ended September 30, 2008. The 2007 income tax provision relates to a deferred tax liability of $14.5 million for the taxable temporary difference related to indefinite-lived intangible assets which continued to be amortized for tax purposes not expected to reverse during the net operating loss carryforward period. Due to the previously planned sale of KRON-TV, temporary differences generated during the nine months ended September 30, 2008 related to indefinite-lived intangible assets that will be offset by net operating losses.

  •
  Operating expenses decreased approximately $932,000 for the nine months ended September 30, 2008, due to the station's cost cutting initiatives and headcount reductions.

  •
  During the nine months ended September 30, 2008, the Company recorded an impairment write-down at KRON-TV of approximately $7.9 million for the 2008-2009 season of the "Dr. Phil" show because it is anticipated that such show will generate a loss over the contract term. This compares to the write-down of approximately $4.0 million that was recorded for the nine months ended September 30, 2007.

        As a result of the above-discussed factors, the net loss for the Company was $190.2 million for the nine months ended September 30, 2008, compared to a net loss of $68.4 million for the nine months ended September 30, 2007, a change of $121.8 million, or 178.2%.

        Following the bidding process and subsequent discussions with interested parties, the Company has determined that there are no current active discussions with potential buyers. Accordingly, beginning with the Company's fourth quarter of 2008, the operations of KRON-TV will no longer be presented as discontinued operations and the operations of KRON-TV will be included in continuing operations in the Company's financial statements. Regardless of this classification, however, the Company will continue to try to arrange the disposition of KRON-TV.

Liquidity and Capital Resources

  Current Financial Condition

        The following tables present certain data that the Company believes is helpful in evaluating the Company's liquidity and capital resources (dollars in thousands).

	Nine Months Ended September 30,
	2007	2008
Net cash (used in) provided by:
Operating activities	$(42,988)	$(34,374)
Investing activities	3,485	29,326
Financing activities	(2,651)	(2,625)

Net decrease increase in cash and cash equivalents	$(42,154)	$(7,673)

	December 31, 2007	September 30, 2008
Cash and cash equivalents	$28,339	$20,666
Short-term investments	$34,603	$1,007
Long-term debt, including current portion	$827,758	$824,699
Undrawn under senior credit agreement	$20,000	$20,000

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

Sources and Uses of Cash

  Operating Activities

        Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $34.4 million and $43.0 million, respectively. The reduction of cash from operating activities for the nine months ended September 30, 2008 was due primarily to the following items:

  •
  The Company made approximately $21.2 million of payments on its programming liabilities for the nine months ended September 30, 2008, compared to payments on its program liabilities of approximately $20.7 million of payments for the nine months ended September 30, 2007.

  •
  Accrued expenses and other liabilities decreased approximately $12.1 million for the nine months ended September 30, 2008. The majority of this decrease is due to a decrease in accrued interest of approximately $9.6 million as a result of an interest payment made in September 2008 on the Company's 10% Senior Subordinated Notes. Additionally, accrued bonus decreased approximately $2.1 million as a result of the reduced operating results. This compares to a decrease in accrued expenses and other liabilities of approximately $11.9 million for the nine months ended September 30, 2007, of which approximately $11.7 million related to an interest payment made in September 2007 on the Company's 10% Senior Subordinated Notes.

  •
  Trade accounts payable increased approximately $4.4 million, due mainly to timing of programming payments. This compares to a decrease in trade accounts payable of approximately $594,000 for the nine months ended September 30, 2007. Of that amount approximately $476,000 related to payments for a trade program made during the first nine months of 2007 at one of the Company's stations which were accrued for at the end of 2006.

        The following items acted to offset these changes in operating expenses:

  •
  Trade accounts receivable decreased approximately $5.8 million. This decrease is consistent with the revenue trends for broadcasters, whereby revenues are lower in the first and third quarters of the year. The accounts receivable balance is always larger at the end of the year due in part to increases. Furthermore, 2008 had significant political revenue due to the presidential election. Most political revenue is cash in advance, which would lead to a reduction in trade accounts receivable.

  Investing Activities

        Cash provided by investing activities for the nine months ended September 30, 2008 and 2007 was $29.3 million and $3.5 million, respectively. The following changes in investing activities were noted:

  •
  Capital expenditures for the nine months ended September 30, 2008 were $4.9 million as compared to capital expenditures of $4.7 million for the nine months ended September 30, 2007.

  •
  Purchases of short term investments was $1.0 million for the nine months ended September 30, 2008, while maturities and sales of short term investments was $35.0 million for the nine months ended September 30, 2008. This compares to purchases of short term investments of $32.8 million for the nine months ended September 30, 2007, while maturities of short term investments was $41.0 million for the nine months ended September 30, 2007.

  •
  Proceeds from the disposal of fixed assets for the nine months ended September 30, 2008 was $287,000 as compared to $38,000 for the nine months ended September 30, 2007.

  Financing Activities

        Cash used in financing activities for the nine months ended September 30, 2008 was approximately $2.6 million, as compared to cash used in financing activities of approximately $2.7 million for the nine months ended September 30, 2007. The Company made principal payments of $2.6 million on its Senior Credit Facility during the nine months ended September 30, 2008 and 2007.

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

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income (loss). For the nine months ended September 30, 2008 income of approximately $87,000, respectively, was recorded in other comprehensive income (loss). The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero during the second quarter of 2008.

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

        At September 30, 2008, approximately $339.0 million was outstanding under the term loan and the full $20.0 million was undrawn under the revolving facility. The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. At September 30, 2008, the Company was paying interest based on LIBOR, and the rate ranged from approximately 5.31% and 6.31%. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At September 30, 2008, the Company was in compliance with all covenants contained under the Senior Credit Facility.

        The following is a summary of our outstanding indebtedness (in thousands) and related annualized interest payments that is recorded during the period. Debt amounts outstanding at December 31, 2007 and September 30, 2008 were as follows:

	December 31, 2007		September 30, 2008		Annualized Interest Payments(1)
Senior Credit Facility	$341,625		$339,000		$18,036
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,133	(2)	345,699	(2)	34,430

Total Debt	$827,758		$824,699		$64,716

    (1)
    The annualized interest payments are calculated based on the outstanding principal amounts at September 30, 2008, multiplied by the interest rates of the related notes. The annualized interest payments on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

    (2)
    Includes an unamortized premium balance of $1.8 million and $1.4 million as of December 31, 2007 and September 30, 2008, respectively.

        The Company's total debt at September 30, 2008 was approximately $824.7 million, consisting of $339.0 million under the term loan portion of the Senior Credit Facility, $484.3 million of Senior Subordinated Notes and $1.4 million of bond premiums. In addition, at September 30, 2008, the Company had an additional $20.0 million of undrawn amount under the Senior Credit Facility.

        The Company is currently exploring several ways to improve liquidity and cash flow. Despite actions that the Company has taken to generate cost savings and minimize negative cash flow, there is no assurance that the Company will be able to restructure its debt and generate sufficient cash flow from operations or that future business and financing alternatives will be available in an amount sufficient to enable the Company to fund its liquidity needs for the next twelve months. To address these issues, the Company and its advisors have been and expect to continue to actively engage in discussions with various parties about financing alternatives, including restructuring a significant portion of the Company's outstanding debt and obtaining incremental capital as necessary. The Company is also taking action to improve cash flow by implementing additional cost savings measures. There can be no assurance that the Company will be successful in restructuring its debt and improving cash flow or completing these financing alternatives on terms acceptable to the Company or at all.

        If the Company is unsuccessful in improving cash flow and completing these financing alternatives, the Company may fail to comply with the covenant in its Senior Credit Facility requiring maintenance of $10 million of cash and short term investments and in the future may be unable to meet certain of its obligations as they come due. An event of default under any of the Company's debt instruments could result in the acceleration of the Company's payment obligations under that debt, which could have a material adverse effect on the Company's business, consolidated financial results and operations, and could require the Company to seek protection under Chapter 11 of the United States Bankruptcy Code.

        Access to the undrawn amounts under the Senior Credit Facility is subject to certain conditions, including the Company remaining in compliance with the above-discussed covenants. There can be no assurance that the Company will be able to draw on its revolver as needed.

Contractual Obligations and Other Commercial Commitments

        As of September 30, 2008, there were no significant changes to our outstanding contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

        One of the Company's stations has two future program contracts for Dr. Phil as of September 30, 2008, for a total cost of approximately $18.5 million. Each of these two contracts is for a consecutive one-year term commencing in September 2009 and running through September 2011. Each of these future program contracts are anticipated to generate a loss, requiring a write-down of the programming asset at the time that each asset is recorded on the Company's balance sheet (generally in the third quarter). For the 2008-2009 season, the Company recorded a programming impairment write-down of approximately $7.7 million on the program contract of approximately $9.3 million during the third quarter of 2008. Additionally, the Company anticipates programming impairment write-downs for each of the two remaining one-year contracts (for the 2009-2010 and 2010-2011 seasons) of similar amounts, which write-downs will be recorded in September 2009 and 2010. The actual amounts of such write-downs will be dependent on the future performance of the show.

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

        Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may continue to be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We

intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our actual results to differ materially from our forward-looking statements include risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

  •
  We have substantial debt and significant interest payment requirements.

  •
  We depend on the cash flow of our subsidiaries to satisfy our obligations, including our debt obligations.

  •
  We may be unable to fund our liquidity needs.

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

  •
  We may fail to maintain our listing on The Nasdaq Capital Market.

  •
  Management, as major stockholders, possesses unequal voting rights and control.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with $339.0 million outstanding as of September 30, 2008, bears interest at floating rates. Accordingly, to the extent there are amounts outstanding under the Senior Credit Facility, we are exposed to potential losses related to changes in interest rates.

        The Company's Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of September 30, 2008 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8 3/4% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        A hypothetical increase of 100 basis points in interest rates would result in an increase in the pre-tax loss from continuing operations of approximately $3.4 million annually based on borrowings at September 30, 2008. The same basis point increase if applied to the Company's cash and investments would result in an offsetting decrease to the pre-tax loss from continuing operations of approximately $10,000 annually. This hypothetical change assumes no change in the principal or investment balance.

Item 4.    Controls and Procedures.

        Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

        During the quarter ended September 30, 2008, the Company completed the implementation of a centralized accounting department which will be shared across all locations (with the exception of KRON-TV which is presented as discontinued operations). While the implementation of the centralized accounting department will enhance our existing controls over financial reporting, we do not believe the centralization will materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

        There has not been any change in the Company's internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the Company's opinion, the outcome of such proceedings and litigation currently pending will not materially affect the Company's financial condition or results of operations.

Item 1A.    Risk Factors

        In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. The following sets forth material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

We may be unable to fund our liquidity needs.

        Our plan to continue operations in the ordinary course assumes adequate financing alternatives and implementation of additional cost savings measures. We are currently exploring ways to improve liquidity and cash flow, including through restructuring a significant portion of our outstanding indebtedness and obtaining incremental capital as necessary. There can be no assurance that we will be able to restructure our debt and generate sufficient cash flow from operations or that future business and financing alternatives will be available in an amount sufficient to be able to meet our liquidity needs. If we are unsuccessful in improving cash flow and completing these financing alternatives, we may fail to comply with the covenant in our Senior Credit Facility requiring maintenance of $10.0 million of cash and short term investments and in the future may be unable to meet certain of our obligations as they come due. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt, which could have a material adverse effect on our business, consolidated financial results and operations, and could require us to seek protection under Chapter 11 of the United States Bankruptcy Code. In the event that any future financing is completed, to the extent it includes equity securities, the holders of our common stock may experience substantial additional dilution.

We may fail to maintain our listing on The Nasdaq Capital Market.

        On September 8, 2008, we received approval from the NASDAQ Hearings Panel to transfer the listing of the Company's common stock from The NASDAQ Global Market to The NASDAQ Capital Market, effective September 10, 2008. As previously reported, the NASDAQ staff notified us on February 15, 2008 that the we were not in compliance with the NASDAQ Marketplace Rule 4450(a)(5) which requires a $1.00 per share minimum bid price. On March 3, 2008, the NASDAQ staff notified us that the Company's common stock was not in compliance with the NASDAQ Marketplace Rule 4450(b)(3) which requires the Company's publicly held shares to have a market value of at least $15 million. The Listing Qualification Staff of The NASDAQ Stock Market notified us on June 3, 2008 that we did not regain compliance with NASDAQ Marketplace Rule 4450(b)(3). Additionally, the Listing Qualification Staff of The NASDAQ Stock Market notified us on August 14, 2008 that we were still not compliant with the $1.00 per share minimum bid price requirement set forth in NASDAQ Marketplace Rule 4450(a)(5). On July 31, 2008, we requested that the NASDAQ panel transfer the Company's securities to the NASDAQ Capital Market and allow us to remain listed under an exception through November 28, 2008. After considering our record and history which was presented to the NASDAQ staff, the NASDAQ panel approved the transfer of the Company's common stock to the NASDAQ Capital Market and granted a short extension of time to permit us to become compliant with all continued listing standards of the NASDAQ Capital Market by or before November 28, 2008. On October 23, 2008, the NASDAQ staff notified us that the extension of time to permit us to become compliant with the NASDAQ Marketplace Rules 4450(a)(5) and 4450(b)(3) was extended to March 2, 2009, and that the extension of time to permit us to become compliant with all other standards of the

NASDAQ Capital Market remained November 28, 2008. We cannot provide you assurance that we will maintain our listing on the NASDAQ Capital Market.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
11	Statement Re Computation of Per Share Earnings.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: November 17, 2008	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman and Chief Executive Officer
Date: November 17, 2008	By:	/s/ JAMES A. MORGAN James A. Morgan Executive Vice President and Chief Financial Officer (principal financial officer)