Form 10-K
period 2008-12-31
YOUNG BROADCASTING INC /DE/
filed 2009-04-22
CIK 929144

Use these links to rapidly review the document
YOUNG BROADCASTING INC. FORM 10-K Table of Contents
Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number: 0-25042

YOUNG BROADCASTING INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3339681 (I.R.S. employer identification no.)

599 Lexington Avenue
New York, New York 10022
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 754-7070

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value per share	None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30, 2008 was approximately $3,329,010.

        Number of shares of Common Stock outstanding as of April 13, 2009: 21,840,172 shares of Class A Common Stock and 1,941,414 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	in which incorporated
Portions of Registrant's Proxy Statement relating to the 2009 Annual Meeting of Stockholders	Part III

 YOUNG BROADCASTING INC.
FORM 10-K

i

PART I

Item 1.    Business.

        All market rank, rank in market, station audience rating and share, and television household data in this report are from the Nielsen Station Index Viewers and Profile dated November 2008, as prepared by A.C. Nielsen Company ("Nielsen"). Nielsen data provided herein refers solely to the United States television markets. As used herein, the "Company" means Young Broadcasting Inc. and, where the context requires, its subsidiaries (each a "Subsidiary" and together the "Subsidiaries").

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

Recent Developments

        Proceedings Under Chapter 11 of the Bankruptcy Code.    On February 13, 2009, the Company and all of its subsidiaries (collectively "the Debtors") filed voluntary petitions for relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As in such normal cases, the Company plans to continue operating its television stations without interruption. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No 09-10645.

        We continue to operate our stations and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court has approved payment of certain of the Debtors' pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

        Credit Facility and Bond Interest Payments.    On January 16, 2009, the Company decided to forego making $6.1 million of interest payments on its 8.75% Senior Subordinated Notes due 2014. Furthermore on February 6, 2009 and March 31, 2009 the Company decided to forego making $4.5 million and $2.4 million, respectively, of interest payments due on its Senior Credit Facility due 2012, as part of a strategy to preserve liquidity. Furthermore, the Company did not make the quarterly principal payment of $875,000 on its Senior Credit Facility Due 2012. The Company is entitled to a 30 day grace period under the terms of the indenture relating to the Notes and a 10 day grace period under the terms of the facility. The Company subsequently made the $4.5 million interest payment on its Senior Credit Facility on February 20, 2009.

        Nasdaq Delisting.    Effective January 27, 2009, the Nasdaq Hearings Panel, suspended the Company's common stock from trading on the Nasdaq since the Company failed to meet certain of the Nasdaq requirements for continued listing. The Company did not appeal the Nasdaq Hearing Panel's determination. Following suspension from the Nasdaq the Company began trading on the Pink Sheet Electronic Quotation Service.

        Sale of KRON-TV.    Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company determined that there were no current active discussions with potential buyers. Accordingly, the operations of KRON-TV have been included as continuing operations in the Company's financial statements for all periods presented, in this Annual Report on Form 10-K.

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

  •
  The cost of equipping a VJ is significantly less than equipping a three- person field crew. The total cost of equipping a VJ approximates $15,000, which includes all equipment, camera, lights, tripods, sound equipment and computer editing. Each VJ has his or her own camera and editing software. The edit software is either loaded onto the reporter's computer in the newsroom or onto a lap-top computer for use in the field. Under the traditional model, reporter/photographer crews must share "edit rooms."

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

        Cost Controls.    Each station emphasizes strict control of its programming and operating costs as an essential factor in increasing its operating income. The Company relies primarily on its in-house production capabilities and seeks to minimize use of outside firms and consultants. The Company's size benefits each station in negotiating favorable terms with programming suppliers and other vendors. In addition, each station reduces its overhead costs by utilizing the group benefits provided by the Company for all of the stations, such as insurance and other employee group benefit plans. Through its strategic planning and annual budget processes, the Company seeks to identify and implement cost savings opportunities at each of its stations. The Company closely monitors the expenses incurred by each of the stations and reviews the performance and productivity of station personnel. The Company has been successful in controlling its costs without sacrificing revenue through efficient use of its available resources. In February 2008, the Company implemented an expense reduction plan that is expected to reduce expenses by approximately $15.0 million on an annualized basis. This plan reduced workforce by approximately 11%. As a result of the personnel changes associated with the plan, the Company incurred approximately $3.3 million in severance costs in 2008, of which approximately $780,000 will be paid out subsequent to December 31, 2008.

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

        Five of the Company's ten stations are affiliated with ABC, three are affiliated with CBS, one is affiliated with NBC and one is affiliated with MyNetworkTV. The Company believes that this network diversity reduces the potential impact of a ratings decline experienced by any particular network. The following table sets forth general information based on Nielsen data as of November 2008 for each of the Company's stations:

	Market Rank(1)	Television Households(2)	Channel		Network Affiliation	Commercial Stations in DMA(3)	Station Rank In Market(4)	In Market Share(5)	Year Acquired
WKRN (Nashville, TN)	29	1,016,290	2		ABC	6	3	19	1989
WTEN (Albany, NY)	57	556,750	10	(6)	ABC	7	2	24	1989
WATE (Knoxville, TN)	59	547,930	6		ABC	6	3	21	1994
WRIC (Richmond, VA)	58	550,240	8		ABC	5	2	24	1994
WBAY (Green Bay, WI)	70	444,210	2		ABC	6	1	29	1994
KWQC (Quad Cities)	97	309,600	6		NBC	5	1	44	1996
WLNS (Lansing, MI)	114	258,650	6		CBS	6	1	33	1986
KELO (Sioux Falls, SD)	113	260,190	11	(7)	CBS/MNT(8)	5	1	50	1996
KLFY (Lafayette, LA)	123	230,670	10		CBS	4	1	50	1988
KRON (San Francisco, CA	6	2,476,450	4		MNT	9	5	6	2000

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

(4)
Station's rank relative to other reportable stations, based upon the DMA rating as reported by Nielsen sign-on to sign-off during November 2008.

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

        The following is a description of each of the Company's stations:

        WKRN, Nashville, Tennessee.    WKRN, acquired by the Company from Knight-Ridder Broadcasting, Inc. in June 1989, began operations in 1953 and is affiliated with ABC. The Nashville market is the 29th largest Designated Market Area ("DMA"), with an estimated 1,016,000 television households. There are six reportable stations in the DMA. For the November 2008 ratings period, WKRN was rated third after the CBS and NBC affiliates, with an overall sign-on to sign-off in-market share of 19%. The station's syndicated programs include The Doctors, Sex and the City, Martha Stewart Show, Live with Regis and Kelly and Wheel of Fortune. The station is also home to the Tennessee Titans pre-season games and coach's show. WKRN is also the Nashville station for the Tennessee Lottery, hosting three to four daily drawings.

        Nashville is the capital of Tennessee and the center of local, state and federal government with three of its five largest employers being government related. In the summer of 2006, Nissan Motors moved its U.S. headquarters from Los Angeles to Nashville. Other prominent corporations located in the area include Dell, Saturn, TriStar Health Systems, Bell South and Gaylord Entertainment. According to the BIA Investing in Television Market Report, the average household income in the Nashville market was approximately $57,045 in 2008 with effective buying income projected to grow at an annual rate of 2.8% through 2011.

        WKRN's news efforts have been recognized with numerous journalistic awards including the prestigious Edward R. Murrow regional award for investigative reporting. The stations' newscasts have traditionally placed third in the market with the exceptions occurring during times when ABC had strong primetime numbers. The station is currently enjoying gains in its early morning and early evening newscasts.

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

        WKRN is committed to community service initiatives. The station continues its 23 year partnership with Second Harvest Food Bank and is celebrating its 17 years of association with Ronald McDonald House Charities of Nashville. The station's Holiday Hugs campaign helps collect educational supplies.

        WTEN, Albany, New York.    WTEN, acquired by the company from Knight-Ridder Broadcasting, Inc. in October 1989, began operations in 1953 and is affiliated with ABC. In 1963, WTEN added satellite stations, WCDC-TV Channel 19, located in Adams, Massachusetts to more adequately serve the eastern edge of the market. WCDC-TV was acquired concurrently with WTEN.(all references to WTEN include WCDC-TV.)

        The Albany market (which includes Schenectady and Troy) is the 57th largest DMA, with an estimated 556,750 households. The Albany DMA is a highly competitive marketplace with seven reportable stations, three of which broadcast in the VHF spectrum. WTEN finished third in the November 2008 rating period with a 24% in-market audience share. The stations syndicated programming includes Wheel Of Fortune, Jeopardy, and The Doctors, among others.

        Albany is the capital of New York State. The largest employer in the market is the New York State government. Other prominent employers include the State University of New York, regional grocery chain The Golub Corporation, Albany Medial Center, and Northeast Health. These employers are able to draw upon the nation's largest concentration per capita of professionals with doctoral and post-doctoral degrees.

        According to the BIA Investing in Television Market Report, the average household income in the Albany market during 2008 was $64,044.

        The station has focused on its local newscasts, selective syndicated program acquisitions and client marketing programs to maximize revenues. Strategic inventory management, which identifies soft and high demand periods, also aids in the stations revenue efforts. Despite fluctuations in market spending levels, WTEN regularly experiences growth in overall revenue share.

        The News Department of WTEN is known for its consistent and reliable on air personalities. WTEN's news team has won multiple awards recognizing excellence in broadcast journalism, including an Edward R. Morrow award for "Best Spot News Coverage", an AP award for "Best Local Newscast" and a New York Emmy Award for "Best Coverage of a Continuing Story".

        The burgeoning technology industry in the Hudson Valley is attracting investment from throughout the world. The Capital Region is now a key player along with California's Silicon Valley and Austin, Texas. "The Foundry" will be the most advanced semiconductor manufacturing facility in the world. The $4.6 billion project by Advanced Micro Devises of Sunnyvale, California, and Advanced Technology Investment Co. of Abu Dhabi brings the area "into the Major Leagues of cutting edge technology", according to Economist Ev Ehrlich of ESC Co. a Washington D.C. based economics firm. An estimated 1,900 on site jobs will be created when the plant is finished.

        WATE, Knoxville, Tennessee.    WATE, acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1953 and is affiliated with ABC. The Knoxville, Tennessee market is the 59th largest DMA, with an estimated 547,930 television households. There are six reportable stations in the DMA, three of which are VHF stations. During November 2008, WATE ranked third in ratings, with a sign-on to sign-off in-market share of 21%. The station's syndicated programming includes Oprah, Judge Judy, Inside Edition, The Insider and Rachel Ray.

        WATE-TV's major station focus is its news product. The station is also research-focused and delivers on its mission to provide hard news, investigative reporting and breaking news, each and every day. The station has been the recipient of the states AP award for Best Newscast for its 5pm newscast for the last two years. The station has also won AP awards for Best Web Site.

        Another of the station's priorities is weather. WATE and Young Broadcasting have invested in the best weather technology possible and have a highly respected and experienced "Storm Team" of meteorologists who are among the best in the market.

        According to the BIA Investing in Television Market Report, the average household income in the Knoxville market during 2008 was $47,405.

        For more than 50 years, WATE-TV's commitment to its community has remained steadfast. WATE continues to help the Second Harvest Food Bank and in 2008 raised record amounts of food through its annual 6 Shares High School Football Challenge and 6 Shares Telethon.

        WRIC, Richmond, Virginia.    WRIC, acquired by the Company in November 1994 from Nationwide Communications Inc., began operations in 1955 and is affiliated with ABC. The Richmond market (which also includes Petersburg, Virginia) is the 59th largest DMA, with an estimated 550,240 television households. There are five reportable commercial television stations in the DMA, three of which are VHF stations. For the November 2008 ratings period, WRIC had an in-market sign-on to sign-off in-market share of 24%, compared to 33% for market leader WWBT(NBC), 25% for WTVR(CBS), 15% for WRHL (Fox) and 10% for WUPV (UPN). The station's syndicated programming includes Oprah, Wheel of Fortune and Jeopardy. These programs remain highly competitive in their time periods and provide consistent audience flow to our news programs and ABC network programming.

        WRIC produces 28.5 hours of local news per week in addition to ABC network and syndicated programming. WRIC has recently made significant investments in its local news programs including installation of a news automation system, non-linear news editing software and new field cameras. The personnel upgrades and technology investments combined with a clear and easy to understand storytelling format have resulted in solid news ratings growth. The highlight of the recently completed November book is the 17% gain in the station's early evening newscast among adults between 25 to 54 years of age, a key demographic group.

        Local news coverage is the centerpiece of WRIC's effort to serve the Central Virginia community and is the springboard for our community outreach efforts. In addition to local news coverage, WRIC also continued in its tradition of community service with major campaigns for the Richmond Chapter of the American Cancer Society, Mucular Dystrophy Association's ("MDA"), Make a Wish and Toys for Tots.

        The Richmond metro area is home to 8 Fortune 1,000 companies including Philip Morris, Dominion Resources, Circuit City, Performance Food Group, Brinks, CarMax, Owen and Minor, Genworth Financial, Inc. and the most recent addition, MeadWestvaco. This provides a base of opportunity for entrepreneurial companies and has resulted in the Richmond metro area being listed as one of the 10 most business friendly areas by Forbes. According to the BIA Investing in Television Market Report, the average household income in the Richmond market in 2008 was $68,700.

        WBAY, Green Bay, Wisconsin.    WBAY, the third station acquired by the Company in November 1994 from Nationwide Communications, Inc., began operations in 1953 and is affiliated with ABC. The Green Bay market (which also includes Appleton, Wisconsin) is the 70th largest DMA, with an estimated 444,100 television households. There are six reportable stations in the DMA, four of which are VHF stations. For the November 2008 ratings period, WBAY was tied for first in the ratings with a sign-on to sign-off in-market share of 29%. The station's syndicated programming includes Martha Stewart Show, Dr. Phil, Millionaire, The Insider and Sex and the City. The station also produces a local football show called "Tuesday Night Touchback", which is broadcast live every week during the season. The show is hosted by Sports Director Chris Roth and Green Bay Packer offensive tackle Mark Tauscher.

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

        According to the BIA Investing in Television Market Report, the average household income in the Green Bay market in 2008 was $58,880.

        WBAY sponsors public service campaigns for events such as Toys for Tots, The Boys and Girls Club of Green Bay, and the YMCA's Families of Distinction, which recognizes role model area families and is an important fund raiser for the local YMCA. For the past 54 years, WBAY has produced and aired the local Cerebral Palsy Inc. telethon, which is the longest-running local telethon in the nation, raising nearly $1,000,000 each year.

        KWQC, Quad Cities.    KWQC, acquired from Broad Street Television, L.P. on April 15, 1996, began operations in 1949 and is affiliated with NBC. The Davenport market, referred to as the Quad Cities Market, is the 96th largest DMA serving an estimated 309,600 television households in eastern

Iowa and western Illinois. There are five reportable stations in the DMA, three of which are VHF. During the November 2008 ratings period, KWQC remained number one in all newscasts with a sign-on to sign-off in-market share of 45%. The station's local newscasts are #1 in the 5-7AM, Noon, 5PM, 6PM and 10PM time periods. The station's syndicated programming includes Millionaire, Rachel Ray, Jeopardy, and Wheel of Fortune.

        KWQC also broadcasts a 24-hour local weather channel "KWQC-TV6 First Alert 24/7," designed to leverage the station's strong regional weather brand. KWQC delivers this weather channel via its digital signal as well as through multiple cable outlets.

        KWQC places a strong emphasis on local news and community related events and broadcasts. The station is involved in numerous community service initiatives including Davenport One, Mississippi Valley Regional Blood Center, Race for the Cure, Junior Achievement, American Cancer Society, American Heart Society, March of Dimes, Student Food Drive, Toys for Tots, and many more. Additionally, KWQC televises a running event, the annual Bix7 Race, and the Festival of Trees Parade.

        The Quad Cities metropolitan area is located along the Mississippi River in eastern Iowa and western Illinois. Major employers include Deere & Company (Worldwide Headquarters), Rock Island Arsenal, Genesis Health System, Alcoa, Trinity Medical Center and Tyson Fresh Meats. Riverboat gambling continues to be a prime tourist attraction along with the brand new $47.0 million Figge Art Museum located in downtown Davenport. According to the BIA Investing in Television Market Report, the average household income in the Quad Cities market in 2008 was $55,692.

        WLNS, Lansing, Michigan.    WLNS, acquired from Backe Communications, Inc. in September 1986, began operations in 1950 and is affiliated with the CBS Network. The Lansing Market is the 114th largest DMA, with an estimated 258,650 television households. There are 6 commercial stations operating out of 4 locations in Lansing, and one public broadcasting station in East Lansing at Michigan State University. WLNS was the number two station sign-on to sign-off in the November 2008 Nielsen Station Index report, which included a 5 County DMA and 10 surrounding counties in the viewing area.

        WLNS attributes its long success in the Lansing market to its commitment to local news, its support of the community and its advertisers. Each week the station broadcasts over 20 hours of local news, including 2 hours from 5am to 7am weekdays, plus the only midday newscast in the Lansing market.

        The station's commitment to viewer safety is evident in our severe weather coverage. WLNS Stormtracker 6 coverage features mid-Michigan's first and most powerful Live Doppler Radar, which tracks severe weather and gives viewers extra time to seek shelter.

        WLNS has developed innovative partnerships as a means of addressing vital community issues. For more than 12 years, WLNS has partnered with the local Crime Stoppers organization to broadcast information concerning wanted fugitive felons and unsolved crimes. The station also offers tips on how to avoid becoming a victim of crime. Of all fugitives profiled on air and on WLNS.COM, 85% are eventually apprehended.

        WLNS also helps publicize many charitable causes across mid-Michigan by hosting and sponsoring many community events and producing and airing public service announcements and telethons for local charity organizations. For over 37 years WLNS has broadcast the MDA Jerry Lewis Muscular Dystrophy Telethon and has recently begun sponsoring a winter Muscle Team event to benefit MDA. WLNS works with Big Brothers and Big Sisters, Boys and Girls Club, Angel House, Highfields, Junior Achievement, Susan G. Komen Foundation, MS Society of Michigan, American Heart Association, March of Dime's, American Lung Association, MSU's Safe Place, Children's Trust Fund, Families of Spinal Muscular Atrophy, Ronald McDonald House of mid-Michigan, St. Jude Children's Research Hospital—Dream Home Giveaway, African American Cultural Heritage Association, Potter Park Zoo,

Juvenile Diabetes Research Foundation, Volunteers of America, Alzheimer's Association, Salvation Army, YMCA and others.

        In January 2006, WLNS entered into a joint sales agreement with WHTV-TV (Spartan TV LLC). The agreement covers advertising sales, traffic and engineering functions for WHTV-TV, a MyNetworkTV affiliate, offering WLNS an additional revenue generating opportunity.

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

        According to the BIA Investing in Television Market Report, the average household income in the Lansing market in 2008 was $56,734.

        KELO, Sioux Falls, South Dakota.    KELO, acquired from a subsidiary of Midcontinent Media, Inc. on May 31, 1996, began operations in 1953 and is affiliated with CBS. KELO added satellite station KDLO, Channel 3, in Florence, South Dakota in 1955 to serve the northern South Dakota area, and added satellite station KPLO, Channel 6, in Reliance, South Dakota in 1957 to serve the central South Dakota area. In 1988, KCLO, Channel 15, then operating as a translator facility, was added as a satellite station of KELO in Rapid City, South Dakota. KELO thus fully serves both the Sioux Falls and Rapid City DMA's. KELO markets itself as a statewide broadcaster under the name KELOLAND. All following references to KELO include KDLO and KPLO only, and consequently the associated discussion pertains only to the Sioux Falls DMA.

        The Sioux Falls market is the 113th largest DMA serving an estimated 260,190 television households encompassing counties in Minnesota, Iowa and Nebraska, in addition to 52 counties within South Dakota. There are five reportable stations in the DMA, two of which are VHF. During the November 2008 ratings period, KELO achieved nearly a 50 share of all Sioux Falls DMA household viewings for its entire key Monday to Friday newscasts, early morning 5PM, 6PM and 10PM.

        KELO has been expanding the television advertising market with its "Third Leg" sales project and, in August 2007, the local sales staff achieved its 34th consecutive month of record local revenue.

        KELO-TV continues to be the market-leader when it comes to award-winning news and local programming. In 2008 KELOLAND News received two regional Emmy awards. The first was for its popular morning show, which emphasizes developing news and weather content. The station received a second award for a powerful series called "Dominic's Wish". The stories chronicled a young man's dying wish to be photographed in a suit and present the picture to his mother. This year KELO-TV also tied it's own record by receiving 20 awards from the South Dakota Associated Press including Overall Excellence.

        KELOLAND also introduced a new PSA campaign under their "Tradition of Caring" initiative. Beginning in 2008 the station will provide public service grants to local charities that apply for on-air time. This time will be used to highlight the selected charities and their impact on the community.

        The station continues to be an industry-leader in ratings. KELOLAND News leads every local news time period by more than a two-to-one margin and in November scored a 56 share in its early-morning newscast,, one of the highest ratings of any CBS affiliate in the United States. Building upon the station's already dominant local news and weather coverage, in 2008 KELO-TV purchased an advanced weather graphics system from Weather Central. This system allows our teams of experienced meteorologists to be more interactive and provide the most relevant weather content to viewers.

        KELO television has been actively innovative with the use of its digital bandwidth and Internet offerings. In 2003, the station launched the state's first 24-hour regional all weather channel, Weather Now. In January 2004, the station launched UTV in Sioux Falls utilizing KELO-TV's digital facilities. UTV became a MyNetworkTV affiliate in September 2006. The station has enjoyed solid revenue growth with its award winning website, which consistently receives more than 4 million monthly visits and reported more than 4.5 million visits in December 2008.

        Sioux Falls is the largest city in South Dakota, and its largest employers are Sanford Health and Avera. According to the BIA Guide, the average household income in the Sioux Falls market in 2008 was $53,646.

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

        The Lafayette market is the 123rd largest DMA, with an estimated 230,670 television households. KLFY ranks first in the November 2008 ratings period with an overall sign-on to sign-off in-market share of 50% and has ranked first in those viewership measurements consistently for prior ratings periods. KLFY won all major newscasts at 5 p.m, 6 p.m and 10 p.m. KLFY leads its competition in audience share in all major Nielsen dayparts. KLFY is ranked number one during prime time (7:00 p.m.—10:00 p.m., Monday—Saturday and 6:00 p.m.—10:00 p.m., Sunday), the most sought after advertiser demographic time period. The station's syndicated programs include Entertainment Tonight, Inside Edition, Dr. Phil, Millionaire, Regis and Kelly and Judge Judy.

        Historically, KLFY has placed strong emphasis on local news and community-related broadcasts. Each weekday begins with a 120-minute live production of "Passé Partout," a family-oriented program offering early morning news, weather, sports and interviews on subjects relevant to local residents. For the November 2008 ratings period, this program received a 6:00 a.m.—7:00 a.m. in-market share of 52%. The one-hour weekend edition of the "Passé Partout" program achieves a 54% share on Saturday. KLFY also has won numerous awards in recent years from journalism organizations, including the 1995, 1998, 2000, 2001, 2003, 2006, 2007 and 2008 "Station of the Year" award from the Louisiana Associations of Broadcasters.

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

        According to the BIA Investing in Television Market Report, the average household income in the Lafayette Market in 2008 was $48,779.

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

        The San Francisco Bay Area, referred to as the San Francisco-Oakland-San Jose DMA, is an attractive market for advertisers given its size, demographics and diversity. The San Francisco Bay Area is comprised of eleven counties that border or lie in close proximity to San Francisco and includes the major cities of San Francisco, San Jose and Oakland as well as Silicon Valley. According to the Nielsen Media Research and SRDS Lifestyle Market Analyst 2008 the San Francisco Bay Area has a total population of approximately 5,207,000 adults with 2,476,450 television households. According to the United States Census Bureau, of the 280 defined metropolitan areas, the San Francisco Bay Area has the highest median household income in the nation of approximately $71,000.

        San Francisco is home to more than 60,000 businesses, where such large organizations as The Gap, Wells Fargo, the Charles Schwab Corporation, Levi Strauss, Lucas films, McKesson and PG&E maintain their headquarters. Many other major corporations, including tech giants Yahoo, Intel, Hewlett-Packard, Oracle, Cisco Systems, and Pixar, are based in the surrounding Bay Area.

        According to the BIA Investing in Television Market Report, the average household income in the San Francisco Market in 2008 was $98,673.

        KRON brands its identity in the market as a hyper-local television station, with the primary objective of providing Bay Area viewers with unique local programming anchored by more than 55 hours of news per week. Since 2005, the station has based its News operation on a Video Journalist (VJ) format. This trend-setting format combines the jobs of reporter, photographer, writer and editor into one—the VJ. The technique is made possible by technological advances in cameras and editing software and allows KRON 4 News to be in more places, providing more news coverage than possible with a traditional format.

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

        Based on published material, the following table lists our stations and the markets in which the Company owns television stations and the relative total cable and alternative (i.e. satellite and telco) households in each market:

			Cable		Alternative
Station	YBI Market	Rank	Households	Penetration	Households	Penetration
KRON	San Francisco	6	1,663,070	67.2%	632,880	25.6%
WKRN	Nashville	29	543,760	53.5%	376,730	37.1%
WTEN	Albany	57	424,340	76.2%	85,450	15.3%
WATE	Knoxville	59	326,760	59.6%	177,780	32.4%
WRIC	Richmond	58	310,360	56.4%	194,840	35.4%
WBAY	Green Bay	70	216,270	48.7%	138,060	31.1%
KWQC	Quad Cities	97	172,460	55.7%	93,720	30.3%
WLNS	Lansing	114	135,640	52.4%	81,930	31.7%
KELO	Sioux Falls	113	163,470	62.8%	70,590	27.1%
KLFY	Lafayette	123	141,020	61.1%	72,200	31.3%
KCLO	Rapid City	175	62,710	65%	23,980	24.9%

			4,159,860		1,948,160

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

FEDERAL REGULATION OF TELEVISION BROADCASTING

Existing Regulation

        Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other actions, to:

  •
  determine the frequencies, location and power of broadcast stations;

  •
  issue, modify, renew and revoke station licenses;

  •
  adopt and implement regulations and policies concerning the ownership and operation of television stations, including regulations concerning the assignment or transfer of control of broadcast licenses, cable and satellite system carriage, indecent programming, children's programming, sponsorship identification, closed captioning, station-conducted contests, and local public inspection files; and

  •
  impose penalties for violation of the Communications Act or FCC regulations.

  •
  Failure to observe the FCC's rules and policies can result in the imposition of various sanctions, including monetary forfeitures, short-term renewal of licenses or, for particularly egregious violations, revocation of license.

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

License Renewals

        The FCC generally grants and renews television broadcast licenses for terms of eight years, although licenses may be renewed for a shorter period. The Communications Act requires that the FCC grant a renewal application if the FCC finds that (a) the station has served the public interest, convenience and necessity; and (b) the station has not committed any serious violation or pattern of violations of the Communications Act or the FCC's rules and regulations. While broadcast licenses are typically renewed by the FCC, even when petitions to deny are filed against renewal applications, there can be no assurance that the licenses for the Company's television stations will be renewed at their expiration dates or, if renewed, that the renewal terms will be for the maximum eight-year period. The non-renewal or revocation of one or more of the Company's primary FCC licenses could have a material adverse effect on its operations.

        Applications for renewal of the Company's stations with the following expiration dates remain pending at the FCC (a station's authority to operate is automatically extended while a renewal application is on file and under review): KLFY, June 1, 2005; WKRN, August 1, 2005; WATE, August 1, 2005; WLNS, October 1, 2005; WBAY, December 1, 2005; KWQC, February 1, 2006; KCLO, April 1, 2006; KELO, April 1, 2006; KDLO and KPLO (satellites of KELO), April 1, 2006; KRON, December 1, 2006; and WTEN, June 1, 2007. In 2005, the FCC granted WRIC's license renewal, which expires on October 1, 2012, and in 2007, the FCC granted WCDC's (satellite of WTEN) license renewal, which expires on April 1, 2015.

Multiple Ownership Restrictions

        The Communications Act and the FCC's rules limit the ability of individuals and entities to own or have positional interests, known as attributable interests, in certain combinations of broadcast stations and other mass media. The following FCC ownership rules are material to the Company's operations:

        Local Television Ownership.    The FCC's local television ownership (or "duopoly") rule limits the number of TV stations one party can own in the same Nielsen DMA. Under the current rule, one party is generally permitted to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. Furthermore, without regard to the number of remaining independently owned TV stations, the FCC will permit television duopolies within the same DMA if certain signal contours of the stations do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a

"parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station.

        National Television Ownership Cap.    Pursuant to the Communications Act, as amended in 2004, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. In applying the 39% cap, the FCC currently discounts the audience reach of a UHF station by 50%. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of both stations in that market only once in computing the national ownership cap.

        Newspaper/Broadcast Cross-Ownership.    In December 2007, the FCC revised its newspaper/broadcast cross-ownership rule. The rule, prior to its revision in December 2007, prohibited (absent a waiver) a single entity from owning or having an attributable interest in both a commercial broadcast station and a daily newspaper if the station's Grade A service contour encompasses the entire community where the newspaper is published. Under the new rule, which is subject to appellate court review, the FCC will presume that a proposed local newspaper/broadcast cross-ownership combination is in the public interest if it meets a four-part test: First, the market must be a top 20 Nielsen TV DMA. Second, the transaction must involve the combination of a major daily newspaper and only one television station or one radio station. Third, if the transaction involves a television station, at least eight independently owned and operating major media voices (defined to include major newspapers and full-power commercial television stations) must remain in the market post-transaction. Fourth, if the transaction involves a television station, the station cannot be among the top 4 ranked stations in the market. Any proposed local newspaper/broadcast cross-ownership transaction that does not meet the four-part test is presumed not to be in the public interest, but applicants will have the opportunity to demonstrate to the FCC reasons that the negative presumption should not apply in a particular case.

        Radio/Television Cross-Ownership.    The radio/television cross-ownership rule permits certain radio/television combinations utilizing a graduated test based on the number of independently owned media voices in the local market. Under this rule, in large markets (i.e., markets with at least 20 independently owned media voices), a single entity may own up to one television station and seven radio stations or, if permissible under the TV duopoly rule, two television stations and six radio stations. If the number of independently owned media voices is fewer than 20 but at least 10, the number of radio stations that may be owned by a television licensee in the same market drops to 4. If the media voices number fewer than 10, a television licensee may only own 1 radio station in the same market. Waiver of the radio/television cross-ownership rule will be granted if a station involved is a "failed" station. Unlike under the local television ownership rule, the FCC will not waive the radio/television cross-ownership rule for failing or unbuilt stations.

        Attribution of Ownership.    Under the FCC's attribution policies, the following interests generally are attributable for purposes of the FCC's broadcast ownership restrictions:

  •
  equity and/or debt interests, which combined exceed 33% of a licensee's total assets (or, where the entity in which the interest is held is an "eligibility entity," either 50% of combined equity and debt, or 80% of the total debt when the debt holder holds no equity interest), if the interest holder supplies more than 15% of the licensee's total weekly programming or also holds an attributable interest in another same-market media entity (the "equity/debt plus" standard);

  •
  5% or greater voting stock interest, unless the holder is a qualified passive investor (e.g., investment companies, banks, insurance companies), in which case the threshold is a 20% or greater voting stock interest;

  •
  any equity interest in a limited liability company or partnership, unless properly "insulated" from management activities; and

  •
  all officers and directors (or LLC managers) of a licensee and its direct or indirect parent.

        Under the single majority shareholder exception, otherwise attributable minority interests are not attributable if a corporate licensee is controlled by a single majority shareholder owning more than 50% of the voting stock and the minority interest holder is not otherwise attributable under the "equity/debt plus" standard.

        An entity that owns a TV station and programs more than 15% of the broadcast time on another TV station in the same market pursuant to a local marketing agreement ("LMA," sometimes also referred to as a "Time Brokerage Agreement" or "TBA") is required to count the LMA station toward its television ownership limits even though it does not own the station.

        Under a joint sales agreement ("JSA"), one TV station in a market agrees to sell the advertising inventory of another station in the same market. Currently, TV JSAs are not attributable under the FCC's policies, and in 2006, the Company entered into a JSA pursuant to which WLNS is permitted to sell the advertising inventory of WHTV, Jackson, Michigan. In 2004, the FCC proposed to count, for attribution purposes, certain TV JSAs and that proceeding remains pending.

        Alien Ownership Restrictions.    The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licensees. In general, foreign entities or individuals are prohibited from collectively owning or voting more than 20% of the voting stock of the Company.

Cable and Satellite Carriage of Local Television Signals

        Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to carry the primary signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. In 2008, the Company made "must carry" and retransmission consent elections for the three-year period commencing on January 1, 2009.

        The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright license for the distribution of local television station signals by satellite carriers to viewers in each DMA. Under SHVIA, a satellite carrier generally is required to retransmit the primary signals of all local television stations in a DMA if the satellite carrier chooses to retransmit the signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. In 2008, the Company elected retransmission consent for its stations for the three-year period commencing on January 1, 2009.

        The FCC, in 2007, adopted new rules requiring cable systems to provide all cable subscribers a "viewable" signal of all must-carry broadcast stations after the end of the digital television transition (at which time all must-carry stations will be broadcasting only digital signals). The new rules provide that, after the digital transition, a cable system may elect (i) to carry digital television signals in analog format (in addition to carrying the signals in digital format) or (ii) to carry the signals only in digital format so long as subscribers (including subscribers with analog television sets) are provided the necessary equipment to view the digital signals. In March 2008, the FCC ruled that after the digital transition, satellite systems are required to carry a station's digital broadcast signal. During the digital transition, cable operators and satellite systems are not required to carry a station's digital signal in addition to the station's analog signal. Both during and after the digital transition, cable operators and satellite carriers are not required to carry more than a station's primary digital video programming channel. The Company has retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital signals of the Company's stations.

        In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 ("SHVERA"). SHVERA, among other things, extended until December 31, 2009, the compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a specified signal from a local network affiliate). The reauthorization of SHVERA is currently under consideration in Congress.

Digital Television Service

        The Communications Act and the FCC require television stations to transition from analog television service to digital television service. In February 2009, the deadline for the digital transition was extended from February 17, 2009, to June 12, 2009. Despite the extension, some stations have already transitioned or will transition to digital in advance of June 12, 2009.

        At present, all of the Company's stations (except KDLO) are operating with both analog and digital channels. At the end of the digital transition, each station must operate with only one channel. In 2005, each station was required to elect a channel for operation after the digital transition. The elected channel is the station's current analog channel, current digital channel, or a new channel. The FCC has approved the channel elections of each of the Company's stations and issued a new Table of Allotments, establishing final digital channels for all full-power television stations. Notwithstanding a station's ultimate digital channel, during and after the digital transition, stations may maintain their local brand identification associated with their analog channel number through use of the Program and System Information Protocol ("PSIP"). In general and as required by the FCC, PSIP works in conjunction with digital receivers and associates a station's digital signal with the station's analog channel number. For example, WKRN, which operates on analog channel 2 and digital channel 27, uses channel 2 as its "major" PSIP channel, and viewers access the station's digital channel by tuning to channel 2 on their digital receivers. Due to PSIP, the fact that WKRN's digital station technically broadcasts on channel 27 is not apparent to the viewer.

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

        At the end of the digital transition, the Company's analog signals will no longer be available. In general, it is estimated that approximately 14 percent of all television households now receive television exclusively by means of over-the-air transmissions and do not subscribe to cable or satellite services. To continue to receive the Company's stations' over-the-air transmissions after the conclusion of the digital television transition, these households will be required to purchase digital televisions, obtain digital to analog converter equipment, or subscribe to satellite, cable, or other MVPD service. A significant percentage of households with over-the-air receivers may not desire or be able to afford to purchase digital televisions. The federal government has created a subsidy coupon program to help such households obtain digital converters; however, in January 2009, the subsidy program reached its funding ceiling and new applicants for the subsidy coupons are being placed on a waiting list pending the availability of additional funds for the program. As such, the subsidy may not be available for all households with over-the-air receivers and some households may not take advantage of the subsidy. As a result, the digital transition may cause some households to lose service from the Company's stations. To the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce the Company's viewership from such households. Furthermore, while digital television improves the technical quality of over-the-air television broadcasts, the digital transition may cause a loss to a portion of the Company's audience because digital over-the-air service areas do not necessarily replicate analog service areas in all respects. While, in many cases, a station's digital signal covers all of the station's analog service area, in some circumstances, conversion to digital may reduce a station's geographical coverage area.

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

        The FCC's indecency regulation has been the subject of court review. In November 2008, the U.S. Supreme Court heard oral argument in connection with its review of a decision by the U.S. Court of Appeals for the Second Circuit which held that the FCC's policy concerning "fleeting expletives" was legally flawed. In July 2008, the U.S. Court of Appeals for the Third Circuit overturned the FCC's 2006 decision to fine CBS owned and operated stations $550,000 for the Janet Jackson "wardrobe malfunction" incident during the 2004 Super Bowl halftime show. In November 2008, the FCC asked the U.S Supreme Court to review the Third Circuit's decision.

        In 2004, the FCC proposed a monetary forfeiture against KRON in the amount of $27,500 for an alleged indecent broadcast aired in October 2002. The Company filed a response with the FCC, and the matter remains pending. Over the past few years, the Company has responded to other FCC inquiries concerning alleged indecent programming on KRON-TV. Those inquiries also remain pending.

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

        On February 19, 2008, the FCC issued a monetary forfeiture against WKRN-TV and WBAY-TV, along with 43 other ABC affiliates in the central and mountain time zones, each in the amount of $27,500, for the broadcast of indecent material during a 2003 episode of "NYPD Blue." The ABC Network has paid the monetary forfeiture on behalf of all of the stations subject to the forfeiture order, including WKRN-TV and WBAY-TV. The ABC Network and its affiliates, including the Company's stations, have appealed the FCC's decision to the U.S. Court of Appeals for the Second Circuit and the court heard oral arguments in February 2009.

Broadcast "Localism"

        In November 2007, the FCC adopted new rules and proposed to take further action in the area of broadcast "localism." The new rules, which have not yet gone into effect, will require each television station with a website to maintain a copy of portions of the station's public inspection file on the website and to file a new quarterly report with the FCC to describe the nature and extent of the station's local programming and local communication efforts. In its localism proceeding, the FCC has proposed a number of "re-regulatory" actions, including a license renewal processing guideline based on the amount of local programming aired by each station and the establishment of a new set of rules permitting cable and satellite companies to import distant duplicating network signals. The Company is unable to predict the ultimate outcome of any of the proposals made by the FCC in the localism proceeding or how any new rules adopted will affect the Company's business.

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

Employees

        As of December 31, 2008, the Company employed in continuing operations 970 full-time employees and 127 part-time employees, of which approximately 86 employees were represented by collective localized bargaining agreements with two different unions: IBEW and AFTRA. As of December 31, 2008, the Company considers its relations with its employees to be good.

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

Item 1A.    Risk Factors.

        Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward- looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

We face significant challenges in connection with our bankruptcy reorganization Chapter 11 Filing.

        We filed for protection under Chapter 11 of the Bankruptcy Code on February 13, 2009. During our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

  •
  Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings may be inconsistent with our plans;

  •
  Our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

  •
  Our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

  •
  Our ability to maintain contracts that are critical to our operations;

  •
  Our ability to retain management and other key individuals; and

  •
  Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

        Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As a result of Chapter 11 proceedings, our currently outstanding common stock could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

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

Other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash impairment charge could have a material adverse impact on our results of operations and shareholders' equity.

        Indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are our programming license rights, broadcast licenses and network affiliations. The risk of impairment losses may increase to the extent that our market capitalization and earnings decline. Impairment losses may result in a material, non-cash impairment charge. Furthermore, impairment losses could have an adverse impact on our results of operations and shareholders' equity.

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

  •
  Effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and

  •
  Create liens on our assets.

        In addition, our Senior Credit Facility requires us to satisfy certain financial covenants that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet financial covenants. We cannot assure that we will satisfy the covenants or that our senior lenders will waive any failure to satisfy these covenants. A breach of any of these covenants would result in a default under our Senior Credit Facility and our indentures. If an event of default under our Senior Credit Facility occurs, our senior lenders could elect to declare all amounts outstanding together with accrued interest, to be immediately due and payable. The Company's decision to forego principal and interest payments and the filing of Chapter 11 has triggered a subsequent event of default under its Senior Credit Facility and therefore all amounts outstanding under the Senior Credit Facility are automatically and immediately due and payable. The Company believes that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 case in the Bankruptcy Court.

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

        Our common stock is divided into three classes with different voting rights that allow for the maintenance of control by our management. Each share of Class A common stock is entitled to one vote, each share of Class B common stock is entitled to ten votes, except for certain significant transactions for which such shares are entitled to one vote per share, and shares of Class C common stock are not entitled to vote except in connection with any change to our certificate of incorporation that would adversely affect the rights of holders of Class C common stock. As of December 31, 2008, there were no shares of Class C common stock outstanding.

        As of April 13, 2009, Vincent J. Young, Deborah A. McDermott and James A. Morgan, each a director and executive officer, members of the family of Vincent Young and certain trust and partnership entities affiliated with and/or maintained for their benefit, collectively beneficially owned (as defined in Rule 13d-3 under the Exchange Act) shares of Class A common stock and Class B common stock representing approximately 30.5% of the total voting power of our common stock. As a result, such individuals and entities collectively exert significant influence over the election of a majority of our directors and thus, over our operations and business. In addition, such stockholders have the ability to prevent certain types of material transactions, including a change of control. In a proposed merger of the Company with another entity, the Class A and Class B shareholders must approve this transaction in separate class votes.

        The disproportionate voting rights of the Class A common stock relative to Class B common stock may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal or tender offer.

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        The Company's principal executive offices are located at 599 Lexington Avenue, New York, New York 10022. The Company leases approximately 9,546 square feet of space in New York. This lease expires in May 2009. The Company is currently in discussions to extend this lease.

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

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
WKRN	Nashville, Tennessee
	Office and studio	Owned	43,104 sq. ft.
	Land	Owned	2.72 acres
Brentwood, Tennessee
	Transmission tower site	Owned	55.11 acres
WTEN	Albany, NY
	Office and studio	Owned	39,736 sq. ft.
	Land	Owned	2.56 acres
New Scotland, NY
Transmission tower site
	—Land	Owned	5.38 acres
	—Building	Owned	2,800 sq. ft.
	DTV transmitter site	Leased(1)	4.69 acres
Mt. Greylock, Adams, MA
Transmission tower site
	—Land	Leased	15,000 sq. ft.
	—Building	Owned	2,275 sq. ft.
WRIC	Richmond, VA
Office and studio
	—Building	Owned	34,000 sq. ft.
	—Land	Owned	4 acres
Chesterfield Co., VA
	Transmitter tower facility	Owned	900 sq. ft.
	DTV transmitter site	Lease of space on tower
WATE	Knoxville, TN
	Office and studio	Owned	34,666 sq. ft.
	Land	Owned	2.65 acres
Knox County, TN
	Transmission tower site	Owned	9.57 acres
House Mountain, TN
	Prospective tower site	Owned	5 acres
WBAY	Green Bay, WI
	Office and studio	Owned	90,000 sq. ft.
	Land	Owned	1.77 acres
DePere, WI
	Transmission tower site	Owned	3.03 acres

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
Appleton, WI
	Office	Leased	2,563 sq. ft.
KWQC	Davenport, Iowa
	Office and Studio	Owned	59,786 sq. ft.
	Land	Owned	1.82 acres
Bettendorf, Iowa
	Transmission tower site	Owned(1)	37.7 acres
Orion, Illinois
	DTV transmitter site	Lease of space on tower
KELO	Sioux Falls, South Dakota
	Office and studio	Owned	28,000 sq. ft.
	Land	Owned	1.08 acres
Rowena, South Dakota
	Transmission tower site	Owned(1)	64.46 acres
Brandon, South Dakota
	Auxiliary transmission tower site	Leased	26.42 acres
Reliance, South Dakota
	Transmission tower site	Owned	5.83 acres
Rapid City, South Dakota
	Office and studio	Leased	696 sq. ft.
	Transmission tower site	Owned	1 acre
Murdo, South Dakota
	Transmission tower site	Leased	1 acre
Philip, South Dakota
	Transmission tower site	Leased	8.23 acres
Wall, South Dakota
	Transmission tower site	Leased	4 acres
	Doppler Radar Tower	Leased	1,225 sq. ft.
Beresford, South Dakota
	Transmission tower site	Leased	2.1 acres
	Doppler Radar tower site	Leased	0.02 acres
Diamond Lake, South Dakota
	Transmission tower site	Owned	1 acre
DeSmet, South Dakota
	Transmission tower site	Owned	0.55 acres
Garden City, South Dakota
	Transmission tower site	Owned	1 acre
	Auxiliary transmission tower site	Owned	1 acre
Farmer, South Dakota
	Transmission tower site	Owned	1 acre
Mt. Vernon, South Dakota
	Transmission tower site	Owned	1 acre
White Lake, South Dakota
	Transmission tower site	Owned	1 acre
New Underwood, South Dakota
	Transmission tower site	Leased	200 sq. ft.
Huron, South Dakota
	Doppler Radar tower site	Leased	480 sq. ft.
WLNS	Lansing, Michigan
	Office, studio and transmission tower site	Owned	20,000 sq. ft.
	Land	Owned	4.75 acres

Station	Metropolitan Area and Use	Owned or Leased	Approximate Size
Meridian, Michigan
	Transmission tower site	Owned	40.33 acres
Watertown, Michigan,
	Doppler Radar tower site	Leased	6.2 acres
KLFY	Lafayette, Louisiana
	Office and studio	Owned	24,337 sq. ft.
	Land	Owned	3.17 acres
Maxie, Louisiana
	Transmission tower site	Leased	8.25 acres
Acadia Parish, Louisiana
	Transmission tower site	Owned	142 acres
KRON	San Francisco, California
	Office and studio	Owned	108,652 sq. ft.
	Land	Owned	0.73 acres
	Transmission tower site	Leased(1)	1,800 sq. ft.
	Transmitter site	Lease of space on tower
Sonoma County, CA
	Two transmitter sites	Leases of space on tower
Alameda County, CA
	Transmitter site	Lease of space on tower
	Office	Leased	1,122 sq. ft.
Santa Clara County, CA
	Two transmitter sites	Leases of space on tower
Marin County, CA
	Transmitter site	Lease of space on tower
Contra Costa County, CA
	Transmitter site	Lease of space on tower
	Transmitter site	Lease of space for satellite dish

(1)
Ownership rights are shared by station as part of a joint venture arrangement with unrelated third parties.

Item 3.    Legal Proceedings.

Chapter 11 Proceedings

        On February 13, 2009, the Company and certain of its subsidiaries (collectively "the Debtors") filed voluntary petitions for relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As in such normal cases, the Company plans to continue operating its television stations without interruption. The Chapter 11 cases have been consolidated solely on an administrative basis and are pending as Case No 09-10645.

        We continue to operate our stations and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court has approved payment of certain of the Debtors' pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Other Legal Matters

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's Class A Common Stock was traded on the Nasdaq Global Market ("Nasdaq") under the symbol "YBTVA" until the Nasdaq suspended trading of the Common Stock effective January 27, 2009. After the Nasdaq suspended trading in the Common Stock, the Common Stock began trading on the Pink Sheet Electronic Quotation Service under the symbol "YBTVA.PK". Currently, there is no established public market for the Company's Class B Common Stock. The following table sets forth the range of the high and low closing sales prices of the Common Stock for the periods indicated as reported by Nasdaq:

Quarters Ended	High	Low
March 31, 2007	$4.15	$2.57
June 30, 2007	4.58	3.34
September 30, 2007	3.69	1.93
December 31, 2007	2.62	0.95
March 31, 2008	1.23	0.69
June 30, 2008	0.85	0.07
September 30, 2008	0.28	0.04
December 31, 2008	0.10	0.03

        At April 13, 2009, there were approximately 100 and 49 stockholders of record of the Company's Class A and Class B Common Stock, respectively. The number of record holders of Class A Common Stock does not include beneficial owners holding shares through nominee names.

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

        The following line graph compares the yearly percentage change in the cumulative total stockholder return on our Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of the Nasdaq Telecommunications Stock Market Index (an index containing performance data of radio, telephone, telegraph, television and cable television companies) from December 31, 2003 through December 31, 2008. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each Index on December 31, 2003, and that all dividends, if any, were reinvested.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Young Broadcasting Inc.	$100	$52.70	$12.98	$14.08	$5.24	$0.16
Nasdaq Stock Market Index	100	108.60	110.12	120.58	132.40	78.78
Nasdaq Telecommunications Stock Market Index	100	108.00	100.22	128.09	139.87	79.73

Item 6.    Selected Financial Data.

        The following table presents selected consolidated financial data of the Company derived from the Company's audited consolidated financial statements for the five years ended December 31, 2008. Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company determined that there were no current active discussions with potential buyers. Accordingly, the operations of KRON-TV have been included as continuing operations in the Company's financial statements for all periods presented in this Annual Report on Form 10-K. The results from continuing operations for all periods presented do not include the results of operations for WTVO-TV. The results of WTVO-TV are reflected as discontinued operations.

        The information in the following table should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and the notes thereto included elsewhere herein. The Company has not paid dividends on its capital stock during any of the periods presented below.

	Year Ended December 31,
	2004(2)	2005(2)	2006	2007	2008
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue(1)	$225,524	$197,478	$225,153	$201,234	$190,786
Operating expenses, including selling, general and administrative expenses	138,869	140,225	138,341	134,487	126,690
Amortization of program license rights	19,111	23,844	27,355	23,530	21,355
Write-down of program license rights	—	101	4,544	4,564	10,920
Depreciation and amortization	26,091	22,074	18,349	16,880	15,683
Impairment loss(3)	—	—	—	—	320,190
Corporate overhead	19,143	13,007	13,552	12,818	13,940

Operating income	22,310	(1,773)	23,012	8,955	(317,992)
Interest expense, net	(64,498)	(62,279)	(66,535)	(69,200)	(65,430)
Non-cash change in market valuation of swaps	(20)	(1,894)	—	(15)	15
Loss on extinguishments of debt	(5,323)	(18,626)	—	—	—
Other income (expenses) income, net	(286)	526	(847)	948	(179)

Loss from continuing operations before (provision) benefit for income taxes and cumulative effect of accounting change	(47,817)	(84,046)	(44,370)	(59,312)	(383,586)
(Provision) benefit from income taxes	(118)	(18,507)	(12,271)	(13,400)	13,887

Loss from continuing operations	(47,935)	(102,553)	(56,641)	(72,712)	(369,699)
Income from discontinued operations, net of taxes (including gain on sale $3.5 million in 2004 and $11.2 million in 2005)	3,659	11,207	—	—	—

Net loss	$(44,276)	$(91,346)	$(56,641)	$(72,712)	$(369,699)

Basic loss from continuing operations per common share before cumulative effect of accounting change	$(2.40)	(5.03)	$(2.64)	$(3.23)	$(15.69)
Income from discontinued operations, net	$0.18	0.55	—	—	—
Basic net loss per common share	$(2.22)	$(4.48)	$(2.64)	$(3.23)	$(15.69)

Basic shares used in earnings per share calculation.	19,950,689	20,369,226	21,470,334	22,464,375	23,563,888
Other Financial Data:
Cash flow used in operating activities	$(15,109)	$(58,337)	$(13,586)	$(35,927)	$(31,878)
Cash flow provided by (used in) investing activities	$2,832	$(2,297)	$(43,186)	$1,247	$28,878
Cash flow (used in) provided by financing activities	$(225,042)	$44,902	$45,218	$(3,526)	$(3,500)
Payments for program license liabilities	$(19,239)	$(23,342)	$(27,175)	$(27,737)	$(28,715)
Capital expenditures	$(12,183)	$(7,159)	$(5,500)	$(5,874)	$(5,174)
Balance Sheet Data (as of end of Period):
Total assets	$804,267	$787,547	$794,702	$731,743	$348,223
Long-term debt (including current portion)(4)	$740,438	$785,858	$831,837	$827,758	$823,679
Stockholders' deficit	$(13,163)	$(101,320)	$(152,190)	$(219,427)	$(587,834)

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

(3)
For the year ended December 31, 2008, the Company recorded an impairment charge of $318.2 million to write-down certain stations FCC licenses resulting from testing required by SFAS No. 142, Goodwill and Intangible Assets, of which approximately $283.2 million was recorded at KRON-TV. Additionally, the Company recorded a write-down of approximately $2.0 million for the year ended December 31, 2008 on certain organization costs at KRON-TV.

(4)
Includes unamortized bond premium balances of $8.5 million, $3.0 million, $2.4 million, $1.8 million and $1.3 million as of December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        Management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of the Company's financial condition, changes in financial condition and results of operations. Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. MD&A is organized as follows:

        Overview of our Business—This section provides a general description of the Company's business, as well as recent developments that have occurred during 2008 that the Company believes are important in understanding the results of operations and financial condition or to anticipate future trends.

        Critical Accounting Policies and Estimates—This section discusses accounting policies considered important to the Company's financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, the Company's significant accounting policies, including the critical accounting policies, are summarized in Note 2 to the accompanying financial statements and notes thereto.

        Results of Operations—This section provides an analysis of the Company's results of operations for the three years ended December 31, 2008. This analysis is presented on a consolidated basis. In addition, it provides a brief description of significant transactions and events that impact the comparability of the results being analyzed.

        Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for the two years ended December 31, 2008, as well as a discussion of the Company's outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments, as well as a discussion of other financing arrangements.

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

        Most advertising contracts are short-term, and generally run only for a few weeks. Approximately 57% of the 2008 gross revenue of the Company's stations was generated from local advertising, which is sold by a station's sales staff directly to local accounts. The remainder of the advertising revenue primarily represents national advertising, which is sold by the Company's wholly-owned subsidiary, Adam Young Inc. ("AYI"), a national advertising sales representative. The stations generally pay commissions to advertising agencies on local, regional and national advertising.

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

        Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. The principal areas of judgment relate to the allowance for doubtful accounts, the realizability of program license rights, valuation of barter arrangements, the carrying value and the useful lives of intangible assets and pension benefit obligations. Actual results could differ from those estimates.

        Revenue Recognition.    As discussed above, the gross operating revenue of the Company's stations is derived primarily from advertising revenue, which represented approximately 96%, 95% and 95% of the Company's total revenues for the years ended December 31, 2006, 2007 and 2008.

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

  •
  Other Revenue—The Company generates revenue from other sources, which include commercial production, trade shows, internet sales rental income from tower space and other miscellaneous revenues. Additionally, included in other revenue is retransmission consent revenue, whereby the Company receives consideration from certain satellite and cable providers in return for consent to the retransmission of the signals of the Company's television stations. In some cases, the consideration is based on the number of subscribers receiving the signals. Retransmission consent revenue is generally recognized on a per subscriber basis in accordance with the terms of each contract. The Company recognized approximately $5.1 million for such retransmission revenue in 2008.

        Accounts Receivable.    Trade accounts receivables are recorded at the invoice amount and do not bear interest. Credit is extended to the Company's customers based upon an evaluation of the customers financial condition and collateral is not required from such customers. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience, because accounts receivables are homogeneous. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance- sheet exposure related to its customers.

        Programming.    Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the program is available for use. Program rights are carried at the lower of unamortized costs or estimated net realizable value. The Company's accounting for long-lived program assets requires judgment as to the likelihood that such assets will generate sufficient revenue to cover the associated expense. Many of the Company's program commitments are for syndicated shows which are produced by syndicators to be aired on a first run basis. Such shows do not generally stay in production if they do not attract a significant audience. If the syndicator cancels a show, the Company's liability for future payments is extinguished. Program rights are analyzed by management on a quarterly basis to determine if revenues support the recorded basis of the asset. If the revenues are insufficient, additional analysis is done to determine if there is an impairment of the asset. If an impairment exists, the Company will reduce the recorded basis of the program license rights as additional amortization of program license rights in the period in which such impairment is identified. For the years ended December 31, 2006, 2007 and 2008, the Company recorded a write-down of program licenses rights of approximately $4.5 million, $4.6 million and $10.9 million, respectively.

        Intangible Assets.    Intangible assets include FCC broadcast licenses, network affiliations and other intangible assets. As required by SFAS No. 142, the Company tests the FCC licenses for impairment at least annually. The Company uses a "Greenfield" income approach under which the FCC license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value FCC licenses.

        During the quarter ended June 30, 2008, as a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license for KRON-TV was impaired resulting in an impairment loss of approximately $137.1 million. Furthermore, it was determined that other intangible assets for KRON-TV were impaired resulting in an additional impairment loss of approximately $2.0 million.

        The Company performed its annual impairment test for the year ended December 31, 2008. For the year ended December 31, 2008 the fair value of certain of the Company's broadcast licenses were lower than the carrying value and as such an impairment charge of approximately $181.1 million was recorded, of which approximately $146.1 million relates to the broadcast licenses at KRON-TV. For the years ended December 31, 2006 and 2007 it was determined that the fair value of the broadcast licenses exceeded their carrying value and therefore there was no impairment.

        The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives which range from ten to twenty five years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to identify whether events or circumstances warrant a revision to the remaining period of amortization and whether there are indications of impairment.

        It is the Company's policy to account for Network Affiliations and other definite-lived intangible assets at the lower of amortized cost or estimated fair value. As part of an ongoing review of the valuation and amortization of other intangible assets of the Company and its subsidiaries, management assesses the carrying value of Network Affiliations, other definite-lived intangible assets and other long-lived assets if facts and circumstances suggest that there may be impairment. If this review indicates that Network Affiliations and other definite-lived intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangible assets would be reduced to their estimated fair value.

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

Results of Operations

Television Revenue

        Set forth below are the principal types of television revenue received by the Company's stations for the periods indicated and the percentage contribution of each to the Company's total revenue, as well as agency and national sales representative commissions.

	2006		2007		2008
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Revenue
Local	$137,781	52.7%	$136,636	58.8%	$124,510	56.9%
National	75,515	28.9	70,544	30.3	58,189	26.6
Network compensation	2,477	0.9	2,327	1.0	2,683	1.2
Political	31,707	12.1	9,775	4.2	20,505	9.4
Barter	5,754	2.2	4,302	1.8	3,580	1.6
Production and other	8,297	3.2	8,960	3.9	9,430	4.3

Total	261,531	100.0	232,544	100.0	218,897	100.0
Agency and sales representative commissions(1)	(36,378)	(13.9)	(31,310)	(13.5)	(28,111)	(12.8)

Net Revenue.	$225,153	86.1%	$201,234	86.5%	$190,786	87.2%

(1)
National sales commission paid to AYI which eliminate upon consolidation were $4.2 million, $3.3 million and $3.1 million for 2006, 2007 and 2008, respectively.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007.

        The following table sets forth the Company's operating results for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company determined that there were no current active discussions with potential buyers. Accordingly, the operations of KRON-TV have been included as continuing operations in the Company's financial statements for all periods presented in this Annual Report on Form 10-K.

	For the years ended December 31,
	2007	2008	Change	% change
	(in thousands)
Net revenue	$201,234	$190,786	$(10,448)	(5.2)%
Operating expenses, including SG&A	134,487	126,690	(7,797)	(5.8)
Amortization of program license rights	23,530	21,355	(2,175)	(9.2)
Write-down of program license rights	4,564	10,920	6,356	139.3
Depreciation and Amortization	16,880	15,683	(1,197)	(7.1)
Impairment loss	—	320,190	320,190	100.0
Corporate overhead, excluding depreciation expense	12,818	13,940	1,122	8.8

Operating income	8,955	(317,992)	(326,947)	(3,651.0)

Interest expense, net	(69,200)	(65,430)	3,770	5.4
Non-cash change in market valuation of swaps	(15)	15	30	200.0
Other income (expense), net	948	(179)	(1,127)	(118.9)

	(68,267)	(65,594)	2,673	3.9

Loss from continuing operations before benefit from income taxes	(59,312)	(383,586)	(324,274)	(546.7)
(Provision) benefit for income taxes	(13,400)	13,887	27,287	203.6

Net loss	$(72,712)	$(369,699)	(296,987)	(408.4)%

        Net Revenue includes: (i) cash and barter advertising revenues, net of agency commissions; (ii) network compensation; and (iii) other revenues, including retransmission consent revenue, represents less than 5% of total net revenue. Net revenue for the year ended December 31, 2008 was $190.8 million, as compared to $201.2 million for the year ended December 31, 2007, a decrease of $10.4 million or 5.2%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for 2008 was $20.5 million, as compared to $9.8 million for 2007, an increase of approximately $10.7 million. Seven of the Company's stations noted increased political revenue year over year, due to the fact that 2008 is a political year with the presidential elections.

  •
  The Company's gross local revenues for the year ended December 31, 2008 were approximately $124.5 million, as compared to $136.6 million for the year ended December 31, 2007, a decrease of approximately $12.1 million, or 8.9%. Additionally, gross national revenues for the year ended December 31, 2008 were approximately $58.2 million as compared to $70.5 million for the year ended December 31, 2007, a decrease of approximately $12.3 million, or 17.4%. KRON-TV's local and national revenues were negatively impacted by soft market conditions and limitations in prime-time ratings. Local revenues at the remaining nine stations were also negatively impacted by decreased local spending and soft market conditions across various major categories. Furthermore, gross national revenues at the nine affiliated stations were also negatively impacted by decreased national spending in top revenue categories which were noted at all of the Company's stations.

  •
  Other revenues were approximately $9.4 million for the year ended December 31, 2008 as compared to $9.0 million for the year ended December 31, 2007, an increase of approximately $470,000 or 5.2%. This increase is primarily due to increased retransmission revenues resulting from increases in both rates and number of subscribers.

        Operating expenses, including selling, general and administrative expenses, for the year ended December 31, 2008 were $126.7 million as compared to $134.5 million for the year ended December 31, 2007, a decrease of $7.8 million and a change of 5.8%. The following changes year over year were noted:

  •
  Personnel costs decreased approximately $3.3 million during year ended December 31, 2008. In conjunction with the Company's previously announced cost cutting initiatives and streamlining of the Company's operations, personnel costs decreased approximately $5.4 million year over year. Of this decrease approximately $1.2 million relates to decreased bonus expense year over year. Partially offsetting this decrease was an increase in severance costs of approximately $2.1 million associated with these cost cutting initiatives, of which approximately $868,000 relates to severance at KRON-TV.

  •
  Included in the selling, general and administrative expenses is non-cash compensation expense, which decreased approximately $2.2 million for the year ended December 31, 2008. This decrease is due mainly to the reduced non-cash compensation expense associated with the Company's 401(K) match, which was contributed in cash for the both the second, third and fourth quarters of 2008 as compared to a match of approximately $1.4 million which was contributed in Company stock for the same periods of 2007 (see below). The remaining decrease is due to lower non-cash compensation expense associated with restricted shares and deferred stock units resulting from final vestings occurring in June 2007 and 2008, several forfeitures during the year as well as the fact that there were no grants made in 2008.

  •
  Approximately $2.1 million of the decrease is attributable to the decrease in local sales commissions paid to employees due to the decrease in local revenues, as noted above.

  •
  Expenses associated with barter programming were down approximately $907,000 due mainly to less barter programming contracts.

  •
  Music fees were down approximately $419,000 due to revisions in changes in music contracts which were switched to a per program fee.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $384,000.

        Acting to offset these decreases was the following:

  •
  There was an increase in administrative expenses of approximately $1.1 million, relating to the Company's 401(K) match, which was contributed in cash for the second, third and fourth quarters of 2008. For the year ended December 31, 2007, the 401(K) match for the second, third and fourth quarters were contributed in Company stock and was reflected as part of non-cash compensation (see above).

  •
  Insurance costs increased approximately $847,000 due primarily to increased health insurance costs year over year.

        Amortization of program license rights was approximately $21.4 million for the year ended December 31, 2008 as compared to $23.5 million for the year ended December 31, 2007, a decrease of $2.2 million, or 9.2%. KRON-TV's amortization of program license rights decreased approximately $2.3 million year over year due mainly to write-downs taken in 2007 and 2008 on Dr. Phil programming, which lowered amortization expense year over year. Slightly offsetting this is increases at the network affiliated stations due to increased programming renewal costs year over year.

        Write-down of program license rights was approximately $10.9 million for the year ended December 31, 2008 as compared to approximately $4.6 million for the year ended December 31, 2007, an increase of approximately $6.4 million, or 139.2%. Approximately $3.5 million of this increase is due to a larger write-down taken on Dr. Phil programming during 2008 at KRON-TV for the 2008-2009 season. The remaining increase is due primarily to a write-down taken on three other programs at KRON-TV, totaling approximately $2.7 million, during the year ended December 31, 2008.

        Depreciation of property and equipment and amortization of intangible assets was $15.7 million in 2008 as compared to $16.9 million in 2007, a decrease of approximately $1.2 million, or 7.1%. This decrease is mainly due to the impairment loss taken on other intangibles at KRON-TV of approximately $2.0 million (see below), which resulted in a lower amortization costs of approximately $1.0 million year over year.

        Impairment loss reflects the non-cash impairment charges recorded of approximately $320.2 million for the year ended December 31, 2008. During the fourth quarter of 2008, the Company performed its annual impairment test on its indefinite-lived intangible assets. As a result of adverse economic conditions, the Company recorded a non-cash pre-tax impairment charge of approximately $181.1 million to reduce the carrying value of certain stations broadcast licenses, of which approximately $146.1 million of the charge related to the broadcast license at KRON-TV. Furthermore, during the second quarter of 2008 as a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangibles for KRON-TV were impaired resulting in impairment charges of approximately $137.1 million and $2.0 million, respectively.

        Corporate overhead for 2008 was $13.9 million as compared to $12.8 million for 2007, an increase of approximately $1.1 million, or 8.8%. The major components and changes in corporate expenses were as follows:

  •
  Legal and other expenses were up approximately $3.4 million for the year ended December 31 2008 as a result of increased fees and expenses relating to restructuring and other potential transactions involving the Company.

  •
  Personnel costs were down approximately $3.0 million. Approximately $2.1 million of the decrease relates to a decrease in bonus expense resulting from the above-discussed reduced operating results and the previously announced cost cutting initiatives. Additionally, approximately $828,000 of the decrease relates mainly to the change in the value of the executive deferred compensation liability.

        Interest expense for 2008 was $65.4 million, compared to $69.2 million for the same period in 2007, a decrease of $3.7 million, or 5.4%. Interest expense decreased approximately $6.8 million as a result of the combination of lower interest rates on the Company's floating rate debt year over year (ranging from 4.00% to 5.25% at September 30, 2008 as compared to 7.38% to 7.75% at December 31, 2007) coupled with reduced floating rate debt due to quarterly principal payments. Slightly offsetting this decrease was a decrease in interest income of approximately $3.0 million, due to the combination of lower interest rates on the Company's investments, combined with lower cash levels year over year.

        Other expense for the year ended December 31, 2008 was approximately $179,000 as compared to other income for the year ended December 31, 2008 of approximately $948,000, an increase in expense of approximately $1.1 million, or 118.9%. Approximately $828,000 of this increase relates to the reduction in value of the executive deferred compensation plan assets. This loss was due to the overall market conditions as noted above. Furthermore, the Company recorded other income of approximately $330,000 for the year ended December 31, 2007, relating to royalty payments received on stations that had been sold, with only approximately $22,000 of such payments recorded during the year ended December 31, 2008.

        The Company recorded an income tax benefit of $13.9 million for the year ended December 31, 2008 and an income tax provision of $13.4 million for the year ended December 31 2007, a change of $27.3 million or 203.6%. The income tax benefit for the year ended December 31, 2008 relates primarily to a reduction of $22.6 million in deferred tax liabilities as the result of the Company recording a non-cash impairment charge to write-down intangible assets for the year ended December 31, 2008. The 2007 income tax provision includes a net deferred tax provision of $13.6 million related to the increase in the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of intangible assets not expected to reverse during the net operating loss carryforward period. (see "Income Taxes").

        As a result of the above-discussed factors, the net loss for the Company was $369.7 million for the year ended December 31, 2008, compared to a net loss of $72.7 million for the year ended December 31, 2007, a change of $297.0 million, or 408.4%.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006.

        The following table sets forth the Company's operating results for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company determined that there were no current active discussions with potential buyers. Accordingly, the operations of KRON-TV have been included as continuing operations in the Company's financial statements for all periods presented in this Annual Report on Form 10-K.

	For the years ended December 31,
	2006	2007	Change	%change
	(in thousands)
Net revenue	$225,153	$201,234	$(23,919)	(10.6)%
Operating expenses, including SG&A	138,341	134,487	(3,854)	(2.8)
Amortization of program license rights	27,355	23,530	(3,825)	(14.0)
Write-down of program license rights	4,544	4,564	20	0.4
Depreciation and Amortization	18,349	16,880	(1,469)	(8.0)
Corporate overhead, excluding depreciation expense	13,552	12,818	(734)	(5.4)

Operating income	23,012	8,955	(14,057)	(61.1)

Interest expense, net	(66,535)	(69,200)	(2,665)	(4.0)
Non-cash change in market valuation of swaps	—	(15)	(15)	(100.0)
Other (expense) income, net	(847)	948	1,795	211.9

	(67,382)	(68,267)	(885)	(1.3)

Loss from continuing operations before benefit from income taxes	(44,370)	(59,312)	(14,942)	(33.7)
Provision for income taxes	(12,271)	(13,400)	(1,129)	(9.2)

Net loss	$(56,641)	$(72,712)	$(16,071)	(28.4)%

        Net revenue for the year ended December 31, 2007 was $201.2 million, as compared to $225.2 million for the year ended December 31, 2006, a decrease of $23.9 million or 10.6%. The major components of, and changes to, net revenue were as follows:

  •
  Gross political revenue for 2007 was $9.8 million, as compared to $31.7 million for 2006, a decrease of approximately $21.9 million, or 69.2%. Approximately $8.7 million of the decrease was noted at KRON-TV, as San Francisco had a governor's race in 2006, with no such election in 2007. The remaining decrease is due to various local midterm elections in 2006 at eight geographic locations in which the Company owns network affiliated stations, with less significant elections during 2007.

  •
  The Company's gross local revenues for 2007 were approximately $136.6 million as compared to $137.8 million for 2006, a decrease of approximately $1.1 million, or 0.8%. KRON-TV's gross local revenues decreased approximately $2.5 million, or 11.3%, due mainly to a decline in ratings in prime day parts. The network affiliated stations gross local revenues were up approximately 1.1%, due primarily to the three CBS affiliated stations benefitting from Super Bowl revenue in 2007. Additionally gross national revenues for 2007 were approximately $70.5 million as compared to $75.5 million for 2006, a decrease of approximately $5.0 million or 6.6%. Approximately $4.1 million of the decrease was attributed to KRON-TV, due to a decline in ratings in prime time day parts. Furthermore, the nine network affiliated stations noted slight decreases in national revenues year over year, due to decreased spending in several markets served by our stations by various national accounts.

        Operating expenses, including selling, general and administrative expenses, for 2007 were $134.5 million compared to $138.3 million for 2006, a decrease of $3.9 million, or 2.8%. The major components of, and changes to, operating expenses were as follows:

  •
  Personnel costs were down approximately $2.1 million, primarily attributed to a decrease in personnel costs of approximately $2.6 million at KRON-TV as a result of the stations cost cutting initiatives and headcount reductions. Offsetting this decrease at KRON-TV was an increase in personnel costs at the nine network affiliated stations primarily attributed to increased severance costs at two of the Company's stations in 2007.

  •
  Insurance expenses were down approximately $557,000 at all ten stations due mainly to lower health insurance costs year over year.

  •
  Expenses associated with the Company's local sales initiatives were down approximately $538,000 in 2007 as compared to 2006.

  •
  Professional fees were down approximately $289,000. The Company's three CBS affiliated stations recorded an FCC fine during 2006. The remaining decrease relates to legal costs associated with litigation that was settled in 2006 with no such costs for 2007.

  •
  Barter programming expense was down approximately $1.3 million, of which approximately $1.1 million was noted at KRON-TV, due to the elimination of a significant amount of barter programming in 2007.

        The following offset the above-discussed decreases in operating expenses:

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

        Amortization of program license rights for 2007 was $23.5 million, compared to $27.4 million for 2006, a decrease of approximately $3.8 million, or 14.0%. This decrease was due primarily to a programming write-down recorded at KRON-TV during 2006, on a programming contract which ends in 2009. The write-down reduced future amortization expense associated with this program.

        Depreciation of property and equipment and amortization of intangible assets was $16.9 million for 2007 as compared to $18.3 million for 2006, a decrease of approximately $1.5 million, or 8.0%. Depreciation of property and equipment decreased due to various furniture, fixtures and computers becoming fully depreciated during the year ended December 31, 2006.

        Corporate overhead for 2007 was $12.8 million compared to $13.6 million for 2006, a decrease of approximately $734,000, or 5.4%. The major components and changes in corporate expenses were as follows:

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

        The Company recorded an income tax expense of $13.4 million and $12.3 million for the years ended December 31, 2007 and 2006, respectively. The 2007 income tax provision includes a net deferred tax provision of $13.6 million related to the increase in the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of intangible assets not expected to reverse during the net operating loss carryforward period. This compares to a deferred tax provision of $19.0 million for the taxable temporary difference related to the amortization of the Company's indefinite-lived intangible assets for the year ended December 31, 2006, which continues to be amortized for tax purposes. Additionally, included in the provision for 2006 were state income taxes and increases in various reserves. In 2006, the Company's tax provision included a reduction in its tax accrual of approximately $8.6 million due primarily to the expiration of the statute of limitations (see "Income Taxes").

        As a result of the above-discussed factors, the net loss for the Company was $72.7 million for the year ended December 31, 2007, compared to a net loss of $56.6 million for the year ended December 31, 2006, a change of $16.1 million or 28.4%.

Liquidity and Capital Resources

Overview and Effect of Recent Developments

        The liquidity and capital resources of the Company and its subsidiaries are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of our bankruptcy filing, the Debtors are not permitted to make any payments on its prepetition liabilities without prior Bankruptcy Court approval. Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before general unsecured creditors and holders of the Company's membership interests are entitled to receive any distribution.

        At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely approved or confirmed could further adversely affect our operations and relationship with our customers, employees, regulators, vendors, and agents. If confirmation and consummation of a plan of reorganization do not occur expeditiously, the Chapter 11 Case could result in, among other things, increased costs for professional fees and similar expenses. In addition, a prolonged Chapter 11 Case may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operation of our business.

Current Financial Condition

        The following tables present certain data that the Company believes is helpful in evaluating its liquidity and capital resources (dollar amounts in thousands).

	Years Ended December 31,
	2007	2008
Net cash (used in) provided by:
Operating activities	$(35,927)	$(31,877)
Investing activities	1,247	28,878
Financing activities	(3,526)	(3,500)

Net decrease in cash and cash equivalents	$(38,206)	$(6,499)

	December 31,
	2007	2008
Cash and cash equivalents	$28,339	$21,840
Short-term investments	$34,603	$1,010
Total debt	$827,758	$823,679
Available under senior credit agreement	$20,000	$20,000

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

        The principal uses of cash that affect the Company's liquidity position include the following: the acquisition of and payments under programming rights for entertainment and sporting events, capital and operational expenditures and interest payments on the Company's debt. The Company is required to make scheduled principal payments under the term loan portion of the senior credit agreement, on a quarterly basis, equal to 0.25% of the initial aggregate amount of the term loan. The Company's decision to forego principal and interest payments and the filing of the Chapter 11 case has triggered a subsequent event of default under its Senior Credit Facility and therefore all amounts outstanding under the Senior Credit Facility are automatically and immediately due and payable. The Company believes that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 case in the Bankruptcy Court.

Sources and Uses of Cash

Operating Activities

        Net cash used in operating activities for the years ended December 31, 2008 and 2007 was $31.9 million and $35.9 million, respectively. The reduction of cash from operating activities for the year ended December 31, 2008 was due primarily to the following items:

  •
  The Company made approximately $28.7 million of payments on its programming liabilities in 2008, as compared to approximately $27.8 million in 2007.

  •
  Accrued expenses and other liabilities decreased approximately $3.8 million due primarily to a decrease in accrued bonus approximating $3.1 million. Furthermore, accrued sales commissions decreased approximately $396,000. The decreases in both accrued bonus and accrued sales commissions are the result of the reduced operating results as discussed above. This compares to a decrease in accrued expenses and other liabilities decreased approximately $560,000 for the year ended December 31, 2007, which was mainly due to a decrease in accrued interest on the Company's Senior Credit Facility. This decrease was the result of the following factors; lower interest rates, lower outstanding debt and timing of LIBOR resets and resulting interest payments.

        The following items acted to offset these changes in operating activities:

  •
  Trade accounts receivable decreased approximately $5.0 million for the year ended December 31, 2008. This decrease is consistent with the decrease in revenue year over year.

  •
  Accounts payable increased approximately $6.7 million for the year ended December 31, 2008, due mainly to an increase in trade accounts payable of approximately $6.6 million. This increase is due to the timing of programming payments, of which approximately $4.7 million related to programming at KRON-TV. This compares to a decrease in trade accounts payable of approximately $59,000 for the year ended December 31, 2007.

Investing Activities

        Cash provided by investing activities for the year ended December 31, 2008 was $28.9 million, compared to cash provided by investing activities for the year ended December 31, 2007 of $1.2 million. The following changes in investing activities were noted:

  •
  Capital expenditures for the year ended December 31, 2008 of $5.2 million was lower than capital expenditures of $5.9 million for the year ended December 31, 2007. The Company implemented a new sales and traffic system at all of the stations during the year ended December 31, 2007.

  •
  Purchases of short-term investments was $1.0 million for the year ended December 31, 2008, while maturities of short-term investments was $35.0 million for the year ended December 31, 2008. This compares to purchases of short-term investments of $33.9 million for the year ended December 31, 2007, while maturities of short-term investments of $41.0 million for the year ended December 31, 2007.

Financing Activities

        Cash used in financing activities for the year ended December 31, 2008 was approximately $3.5 million as compared to cash used in financing activities for the year ended December 31, 2007 of approximately $3.5 million. The Company made principal payments of $3.5 million on its Senior Credit Facility during the years ended December 31, 2008 and 2007.

Debt Instruments, Guarantees and Related Covenants

        On May 3, 2005, the Company amended and restated its Senior Credit Facility. The amended credit facility consists of a $300.0 million term loan that matures in 2012 and a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears a floating interest rate, based upon LIBOR which ranged from 4.00% to 5.25% at December 31, 2008. On May 3, 2005, the full $300.0 million of the term loan was borrowed. The proceeds of the term loan were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 and for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

        On May 30, 2006, the Company entered into (i) the First Amendment (the "First Amendment") to the Senior Credit Facility and (ii) the Increase Joinder (the "Increase Joinder") to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the LIBOR Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the LIBOR Rate margins are now equal to 1.50% and 2.50%, respectively. As of December 31, 2008 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

        The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

        At December 31, 2008, $338.1 million was outstanding under the term loan and the full $20.0 million was undrawn under the revolving facility.

        The Senior Credit Facility provides, at the option of the Company, that borrowed funds bear interest based upon the London Interbank Offered Rate ("LIBOR") or "Base Rate." In addition to the index rate, the Company pays a fixed incremental percentage at 1.50% with the Base Rate and 2.50% with LIBOR. As of December 31, 2008 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. Each of the Company's subsidiaries has guaranteed the Company's obligations under the Senior Credit Facility. The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes.

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The

Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income (loss). For the year ended December 31, 2008 income of approximately $87,000, respectively, was recorded in other comprehensive income (loss). The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero during the second quarter of 2008.

        The following is a summary of the Company's outstanding indebtedness (in thousands) and related annualized interest payments that are recorded during the period. Debt amounts outstanding at December 31, 2007 and 2008 as follows:

	Dec 31, 2007		Dec 31, 2008		Annualized Interest Payments(1)
Senior Credit Facility	$341,625		$338,125		$17,730
8 3/4% Senior Subordinated Notes due 2014	140,000		140,000		12,250
10% Senior Subordinated Notes due 2011	346,133	(2)	345,554	(2)	34,430

Total Debt (excluding capital leases)	$827,758		$823,679		$64,410

    (1)
    The annualized interest payments are calculated based on the outstanding principal amounts at December 31, 2008, multiplied by the interest rates of the related debt instruments. The annualized interest on the Senior Credit Facility takes into account the quarterly principal payments of $875,000.

    (2)
    Includes unamortized premium balances of $1.8 million and $1.3 million as of December 31, 2007 and December 31, 2008, respectively.

        In addition, at December 31, 2008, the Company had an additional $20.0 million that was undrawn under the revolving facility. At December 31, 2008, the Company was in compliance with all covenants contained under the Senior Credit Facility. Due to the Company's decision to forego principal and interest payments and the filing of the Chapter 11 case has triggered a subsequent event of default under its Senior Credit Facility and therefore all amounts outstanding under the Senior Credit Facility are automatically and immediately due and payable. The Company believes that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 case in the Bankruptcy Court.

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

        Due to the Company's decision to forego interest payments on its Senior Subordinated Notes and the filing of the Chapter 11 case has triggered a subsequent event of default under and therefore all amounts outstanding under the Senior Subordinated Notes are automatically and immediately due and payable. The Company believes that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 case in the Bankruptcy Court.

Income Taxes

        Included in the Company's income tax benefit for the year ended December 31, 2008 is a net deferred tax benefit of $17.0 million which relates primarily to a reduction of $22.6 million in deferred tax liabilities as the result of the Company recording a non-cash impairment charge to write-down intangible assets for the year ended December 31, 2008. The 2007 income tax includes a net deferred tax provision of $13.6 million which represents a deferred tax benefit of $8.3 million related to the reversal of a valuation allowance offset by a deferred tax provision of $21.9 million for the taxable temporary difference related to the amortization of the Company's indefinite-lived intangible assets for the year ended December 31, 2007, which continues to be amortized for tax purposes.

        At December 31, 2008, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $630.4 million expiring at various dates through 2028.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of December 31, 2008, the Company's unrecognized tax benefits totaled $5.5 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

        Interest and penalties related to income tax liabilities are included in income tax expense. The Company had approximately $534,000 and $1.9 million accrued at December 31, 2007 and December 31, 2008, respectively for the payment of interest and penalties, which is included in the unrecognized tax benefit of $3.2 million and $5.4 million at December 31, 2007 and December 31, 2008, respectively.

        While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

        With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2004. The Company expects to settle a New York City income tax audit for the 2003-2005 years within the next 12 months.

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

        The following table summarizes separately the Company's material obligations and commitments at December 31, 2008, the timing of payments required in connection therewith and the effect that such payments are expected to have on the Company's liquidity and cash flow in future periods. The

Company expects to fund its short-term obligations with cash on hand, cash flow from operations and funds available under its Senior Credit Facility.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	Year 2— Year 3	Year 4— Year 5	After 5 years
	(dollars in thousands)
Debt(1) (principal only)	$823,679	$823,679	—	—	—
Cash Interest Payments(1)(2)	$159,708	$159,708	—	—	—
Operating Leases (net of sublease rental income)	$6,135	$1,344	$1,491	$1,112	$2,188
Minimum pension contributions	$7,332	$667	$1,315	$1,412	$3,938
Unconditional Purchase Obligations(3)	$19,633	$19,430	$116	$87	—
Other Long-Term Obligations(4)	$71,546	$8,887	$48,074	$14,585	—

Total Contractual Cash Obligations	$1,088,033	$1,013,715	$50,996	$17,196	$6,126

With the adoption of FIN 48, our liability for the unrecognized tax benefits was approximately $5.5 million, including approximately $1.9 million of accrued interest and penalties. Until formal resolutions are reached between the Company and U.S. taxing authorities, an estimate of timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, the Company did not include this obligation in the table for contractual obligations.

(1)
Due to the Company's decision to forego principal and interest payments and the filing of the Chapter 11 case has triggered a subsequent event of default under its Senior Credit Facility and subordinated notes and therefore all amounts outstanding under the Senior Credit Facility and Senior Subordinated Notes are automatically and immediately due and payable. Estimated cash interest payments over the contractual maturity are reflected as due currently.

(2)
Only includes interest on Senior Subordinated Notes. The Senior Credit Facility, which matures on November 3, 2012, bears interest at various floating rates based on LIBOR. The various December 31, 2008 LIBOR rates were used to compute a weighted average LIBOR rate to calculate future cash interest payments assuming no principal payments. Based on this weighted average rate, total interest over the total term of the facility approximates $70.9 million which is not included in the table above.

(3)
Unpaid program license liability reflected on the December 31, 2008 balance sheet.

(4)
Obligations for programming that has been contracted for, but not recorded on the December 31, 2008 Balance Sheet. Such obligations were not recorded because the programs were not currently available for airing.

Impact of Recently Issued Accounting Standards

        In December, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). Changes for business combination transactions pursuant to SFAS No. 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to SFAS No. 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders' equity and the elimination of "minority interest" accounting in results of operations. SFAS No. 141(R)

and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will affect the accounting for the Company's acquisitions that occur after the adoption date. Based on the Company's current structure, the Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company's financial statements.

Forward Looking Statements

        Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

  •
  We face significant challenges in connection with our bankruptcy reorganization Chapter 11 filing.

  •
  We depend on the cash flow of our subsidiaries to satisfy our obligations, including our debt obligations.

  •
  Other intangible assets comprise a significant portion of our total assets. We must test our intangible assets for impairment at least annually, which may result in a material, non-cash impairment charge and could have a material adverse impact on our results of operations and shareholders' equity.

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

  •
  Our business is subject to extensive governmental legislation and regulations, which may restrict our ability to pursue our business strategy and/or increase our operating expenses.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        The Company's Senior Credit Facility, with approximately $338.1 million outstanding as of December 31, 2008, bears interest at floating rates based on LIBOR. Accordingly, the Company is exposed to potential losses related to changes in interest rates. The Company has entered into an interest rate derivative agreement to reduce the impact of changing interest rates on its floating debt rate.

        The Company's Senior Subordinated Notes of approximately $484.3 million outstanding principal amount as of December 31, 2008 are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt, including all indebtedness of the Company under the Senior Credit Facility. The 8 3/4% Senior Subordinated Notes, $140.0 million of which is outstanding, mature in 2014. The 10% Senior Subordinated Notes, $344.3 million of which is outstanding, mature in 2011. The annualized interest expense on the outstanding Senior Subordinated Notes is approximately $46.7 million.

        A hypothetical increase of 100 basis points in interest rates would result in an increase in the pre-tax loss from continuing operations of approximately $3.4 million annually based on borrowings at December 31, 2008. The same basis point increase if applied to the Company's cash and investments would result in an offsetting decrease to the pre-tax loss from continuing operations of approximately $138,000 annually. This hypothetical change assumes no change in the principal or investment balance.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Young Broadcasting Inc.

        We have audited the accompanying consolidated balance sheets of Young Broadcasting Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Young Broadcasting Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholders' accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in this business. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

        As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and its bankruptcy filing result in uncertainty regarding the realization of assets and satisfaction of liabilities without substantial adjustments and/or changes in ownership, and raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Young Broadcasting Inc. adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109."

/s/ Ernst & Young LLP

New York, New York
April 20, 2009

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

        Management assessed the effectiveness of our company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2008, our company's internal control over financial reporting is effective.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Young Broadcasting Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$28,339,173	$21,839,764
Short term investments	34,603,430	1,010,290
Trade accounts receivable, less allowance for doubtful accounts of $1,011,000 in 2007 and $857,000 in 2008	36,732,460	30,726,565
Current portion of program license rights	17,419,401	12,265,252
Current deferred tax asset	42,567	19,241
Prepaid expenses	2,476,753	2,514,601

Total current assets	119,613,784	68,375,713
Property and equipment, less accumulated depreciation and amortization of $201,689,000 in 2007 and $211,804,000 in 2008	62,597,210	57,210,424
Program license rights, excluding current portion	1,235,175	242,700
Deposits and other assets	3,350,622	2,200,249
Investments in unconsolidated subsidiaries	3,355,118	3,387,023
Indefinite-lived intangible assets	475,928,822	157,702,521
Definite-lived intangible assets, less accumulated amortization of $47,323,000 in 2007 and $50,288,000 in 2008	57,242,720	52,314,799
Deferred charges, less accumulated amortization of $5,536,000 in 2007 and $7,166,000 in 2008	8,419,832	6,789,097

Total assets	$731,743,283	$348,222,526

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$8,122,341	$14,810,392
Accrued interest	19,272,726	19,838,475
Accrued salaries and wages	6,114,974	2,891,861
Accrued expenses	7,172,294	6,396,269
Current installments of program license liability	19,566,274	19,429,981
Current installments of long-term debt	3,500,000	823,679,025
Current deferred tax liability and other short-term liabilities	—	1,591,387

Total current liabilities	63,748,609	888,637,390
Program license liability, excluding current installments	2,657,353	205,355
Long-term debt, excluding current installments	824,258,277	—
Deferred tax liability and other long-term tax liabilities	53,137,836	36,742,212
Other liabilities	7,367,947	10,471,203

Total liabilities	951,170,022	936,056,160

Stockholders' deficit:
Class A Common Stock, $.001 par value. Authorized 40,000,000 shares; issued and outstanding 20,931,068 at 2007 and 21,862,047 at 2008	20,931	21,862
Class B Common Stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 1,941,414 at 2007 and 2008	1,941	1,941
Additional paid-in capital	395,357,682	399,926,171
Accumulated other comprehensive loss	(2,374,639)	(5,652,404)
Accumulated deficit	(612,432,654)	(982,131,204)

Total stockholders' deficit	(219,426,739)	(587,833,634)

Total liabilities and stockholders' deficit	$731,743,283	$348,222,526

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2007	2008
Net operating revenue	$225,152,485	$201,234,426	$190,785,628

Operating expenses, excluding depreciation expense	70,071,000	65,609,682	61,494,384
Amortization of program license rights	27,355,157	23,530,070	21,355,037
Write-down of program license rights	4,543,569	4,564,641	10,919,804
Selling, general and administrative expenses, excluding depreciation and amortization expense	68,269,931	68,877,381	65,195,776
Depreciation and amortization	18,348,683	16,879,558	15,683,227
Impairment loss	—	—	320,189,599
Corporate overhead, excluding depreciation expense	13,552,037	12,817,719	13,940,182

Operating income (loss)	23,012,108	8,955,375	(317,992,381)
Interest expense, net	(66,535,121)	(69,199,530)	(65,429,547)
Non-cash change in market valuation of swaps	—	(15,335)	15,335
Other (expense) income, net	(847,040)	947,770	(179,322)

	(67,382,161)	(68,267,095)	(65,593,534)

Loss before provision for income taxes	(44,370,053)	(59,311,720)	(383,585,915)
(Provision) benefit for income taxes	(12,271,064)	(13,400,491)	13,887,365

Net loss	$(56,641,117)	$(72,712,211)	$(369,698,550)

Basic and diluted loss per common share:
Net loss per common share	$(2.64)	$(3.23)	$(15.69)

Weighted average shares—Basic and dilutive	21,470,334	22,464,375	23,563,888

See accompanying notes to consolidated financial statements.

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Comprehensive Loss	Total Stockholders' Deficit
	Class A	Class B
Balance at January 1, 2006	$18,908	$1,941	$384,173,020	$(483,033,115)	$(2,481,117)		$(101,320,363)

Contribution of shares into Company's defined contribution plan	602		1,692,705				1,693,307
Employee stock purchase plan	11		27,574				27,585
Restricted stock awarded	590		(590)				—
Cancellation under restricted stock plan	(84)		(408,606)				(408,606)
Restricted stock plan compensation			3,608,203				3,608,203
Net loss for 2006				(56,641,117)		(56,641,117)	(56,641,117)
Unrealized gain on derivative instrument					188,431	188,431	188,431
Minimum pension liability adjustment					662,739	662,739	662,739

Total comprehensive loss						(55,789,947)

Balance at December 31, 2006	20,027	1,941	389,092,306	(539,674,232)	(1,629,947)		(152,189,905)

Contribution of shares into Company's defined contribution plan	653		1,948,219				1,948,872
Restricted stock awarded	495		(495)				—
Cancellation under restricted stock plan	(244)		(617,682)				(617,926)
Restricted stock plan compensation			4,935,334				4,935,334
FIN 48 Adoption				(46,211)			(46,211)
Net loss for 2007				(72,712,211)		(72,712,211)	(72,712,211)
Unrealized loss on derivative instrument					(680,121)	(680,121)	(680,121)
Change in unrecognized amounts included in pension obligation					(64,571)	(64,571)	(64,571)

Total comprehensive loss						(73,456,903)

Balance at December 31, 2007	20,931	1,941	395,357,682	(612,432,654)	(2,374,639)		(219,426,739)

Contribution of shares into Company's defined contribution plan	1,086		933,969				935,055
Cancellation under restricted stock plan	(242)		(157,660)				(157,902)
Restricted stock plan compensation			3,792,267				3,792,267
Deferred stock units issued	87		(87)				—
Net loss for 2008				(369,698,550)		(369,698,550)	(369,698,550)
Unrealized loss on derivative instrument					(86,580)	(86,580)	(86,580)
Change in unrecognized amounts included in pension obligation					(3,191,185)	(3,191,185)	(3,191,185)

Total comprehensive loss						(372,976,315)

Balance at December 31, 2008	$21,862	$1,941	$399,926,171	$(982,131,204)	$(5,652,404)		$(587,833,634)

See accompanying notes to consolidated financial statements

Young Broadcasting Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2007	2008
Operating activities
Net loss	$(56,641,117)	$(72,712,211)	$(369,698,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (benefit) for income tax	12,271,064	13,400,491	(13,887,365)
Depreciation and amortization of property and equipment	12,484,900	11,189,743	11,087,869
Provision for uncollectible accounts	365,347	503,608	1,080,096
Amortization of program license rights, including write-off	31,898,726	28,094,711	32,274,841
Amortization of other intangibles and deferred charges	5,863,782	5,689,816	4,595,409
Impairment loss	—	—	320,189,548
Non-cash compensation paid in common stock	1,802,854	1,951,382	536,889
Restricted/Deferred Stock issued	3,407,254	4,284,592	3,525,821
Non-cash change in market valuation of swaps	—	15,335	(15,335)
Loss (gain) on disposal of fixed assets	59,995	(389,203)	(605,410)
Loss (gain)on unconsolidated subsidiaries, net of dividend	1,082,754	13,959	3,655
Unrealized (appreciation) depreciation on investments	(395,579)	(669,949)	2,079
Realized appreciation of investments	(22,686)	(236,371)	(382,910)
Changes in assets and liabilities
Decrease in program license liabilities	(27,175,090)	(27,737,170)	(28,714,840)
Decrease in trade accounts receivable	741,884	2,424,883	4,925,798
Increase in prepaid expenses	(364,434)	(347,804)	(37,848)
Increase (decrease) in trade accounts payable	197,025	(58,895)	6,686,385
Increase (decrease) in accrued expenses and other liabilities	1,722,773	(560,088)	(3,836,001)
(Increase) decrease in other assets	(885,328)	(684,104)	392,163

Net cash used in operating activities	(13,585,876)	(35,927,275)	(31,877,706)

Investing activities
Capital expenditures	(5,499,779)	(5,873,546)	(5,174,133)
Purchases of short-term commercial paper	(40,396,049)	(33,903,482)	(1,012,369)
Maturities of short-term commercial paper	2,000,000	41,000,000	34,986,340
Proceeds from the disposal of fixed assets	709,730	23,902	78,459

Net cash (used in) provided by investing activities	(43,186,098)	1,246,874	28,878,297

Financing activities
Principal borrowings on long-term debt	50,000,000	—	—
Principal payments on Credit Facility	(3,375,000)	(3,500,000)	(3,500,000)
Deferred debt financing costs incurred	(1,362,376)	(4,208)	—
Principal payments under capital lease obligations	(44,161)	(21,830)	—

Net cash provided by (used in) financing activities	45,218,463	(3,526,038)	(3,500,000)

Net decrease in cash	(11,553,511)	(38,206,439)	(6,499,409)
Cash and cash equivalents at beginning of year	78,099,123	66,545,612	28,339,173

Cash and cash equivalents at end of year	$66,545,612	$28,339,173	$21,839,764

Supplemental disclosure of cash flow information
Interest paid	$69,200,756	$75,150,024	$65,901,106

Income tax payments (refund), net	$641,181	$(767,722)	$112,127

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

        Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company determined that there were no current active discussions with potential buyers. Accordingly, for the December 31, 2008 Form 10-K the operations of KRON-TV were included in continuing operations in the Company's financial statements for all periods presented.

        On February 13, 2009, the Company and certain of its subsidiaries (collectively "the Debtors") filed voluntary petitions for relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company plans to continue operating its television stations without interruption. The Chapter 11 case have been consolidated solely on an administrative basis and are pending as Case No 09-10645.

        We continue to operate our stations and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court has approved payment of certain of the Debtors' pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

        Risks and uncertainties associated with our Chapter 11 proceedings include the following:

  •
  Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings may be inconsistent with our plans;

  •
  Our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

  •
  Our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

  •
  Our ability to maintain contracts that are critical to our operations;

  •
  Our ability to retain management and other key individuals; and

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation (Continued)

  •
  Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the case to Chapter 7 cases.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

        Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As a result of Chapter 11 proceedings, our currently outstanding common stock could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

        The conditions and event described above raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible and future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management's plans in regard to these matters are described below.

        The Company intends to work with its lenders to restructure its debt obligations to realign its balance sheet. The Company has also retained the services of outside advisors to assist the Company in instituting and implementing any required programs to accomplish management's objectives. The Company is currently evaluating various strategic alternatives. However, there can be no assurance that the Company will be successful in achieving its objectives.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the financial statements of Young Broadcasting Inc., its wholly owned subsidiaries and four partnerships. Significant intercompany accounts and transactions have been eliminated in consolidation.

        For equity investments in which the Company owns between 20% and 50% of voting shares and has significant influence over operating and financial policies, the equity method of accounting is used. Four of the Company's stations have equity-method investments in third parties that operate transmitting towers used by the Company. Accordingly, the Company's share in earnings and losses of these unconsolidated subsidiaries are included in other income (expense), net in the accompanying Consolidated Statements of Operations of the Company. The Company's share of unconsolidated subsidiary (loss) earnings was approximately $(1,012,000), $198,000 and $(3,654) for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Short Term Investments

        The Company has investments classified as trading securities, consisting of U.S. Treasury Notes which are stated at market value, with unrealized and realized gains and losses on such investments reflected in earnings.

Trade Accounts Receivables

        Trade accounts receivables are recorded at the invoice amount and do not bear interest. Credit is extended to the Company's customers based upon an evaluation of the customers financial condition and collateral is not required from such customers. The allowance for doubtful accounts is the Company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company monitors the collection of receivables and maintains an allowance based upon the aging of such receivables and specific collection issues that may be identified. The Company reviews its allowance for doubtful accounts quarterly. Past due balances are reviewed individually for

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and potential for recovery is considered remote. The Company does not have any off-balance- sheet exposure related to its customers.

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

        Depreciation and amortization of property and equipment are calculated on the straight-line basis over the estimated useful lives of the assets. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives of depreciable assets are as follows:

Classification	Estimated Useful Lives
Land improvements	5 - 19 years
Buildings and building improvements	5 - 40 years
Broadcast equipment	3 - 20 years
Office furniture, fixtures and other equipment	3 - 10 years
Vehicles	3 - 5 years

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Property and equipment at December 31, 2007 and 2008 consist of the following:

	2007	2008
	(in thousands)
Land and land improvements	$7,322	$7,322
Buildings and building improvements	41,499	41,702
Broadcast equipment	185,033	186,578
Office furniture, fixtures and other equipment	21,074	22,172
Vehicles	8,882	8,574

Assets in Service	263,810	266,348
Construction in Progress	476	2,666

Total Fixed Assets	264,286	269,014
Less accumulated depreciation and amortization	201,689	211,804

	$62,597	$57,210

        Depreciation expense, including capitalized lease amortization, for the years ended December 31, 2006, 2007 and 2008 was $12.5 million, $11.2 million and $11.1 million, respectively.

        In 2006, Sprint Nextel Corporate ("Nextel") was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum for an emergency communications system. In order to reclaim this signal, Nextel is required to replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition is being completed on a market-by-market basis. During 2007, two of the Company's stations replaced their existing equipment and put the new equipment into service. During 2008, one of the Company's stations replaced their existing equipment and put the new equipment into service. The remaining stations expect this replacement to occur in 2009.

        In accordance with FASB Statement No. 153, Exchange of Nonmonetary Assets, the transactions with Nextel are not considered exchanges. Accordingly, during 2007 and 2008, the Company recognized a gain of approximately $505,000 and $554,000, respectively, resulting from the receipt of new equipment and the retirement of the replaced equipment.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Broadcast Licenses and Other Intangibles

        Broadcast licenses and definite-lived intangible assets are as follows:

	As of December 31, 2007			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Indefinite lived intangible assets:
Broadcast licenses	$475,929	—	$475,929	$157,703	—	$157,703

Definite lived intangible assets:
Network affiliations	$91,164	$(36,652)	$54,512	$91,164	$(39,521)	$51,643
Other intangible assets	13,402	(10,671)	2,731	11,439	(10,767)	672

Total definite lived intangible assets	$104,566	$(47,323)	$57,243	$102,603	$(50,288)	$52,315

        Broadcast licenses and definite-lived intangible assets, which include network affiliation agreements and other intangibles, are carried on the basis of cost, less accumulated amortization.

        In accordance with FASB 142 Goodwill and Other Intangible Assets and FAS 144, Accounting for the Impairment, broadcast licenses are reviewed annually for impairment or whenever an impairment indicator arises. During the quarter ended June 30, 2008, as a result of weaknesses in the general advertising market, and the San Francisco market in particular, the Company determined that the broadcast license and other intangible assets for KRON-TV were impaired resulting in an impairment loss of approximately $139.1 million.

        The Company performed its annual impairment test as of December 31. For the years ended December 31, 2006 and 2007 it was determined that the fair value of the broadcast licenses exceeded their carrying value and therefore there was no impairment.

        Due to the further decline in the advertising market, for the quarter ended December 31, 2008, the fair value of certain of the Company's broadcast licenses were lower than the carrying value and as such an additional impairment charge of approximately $181.1 million was recorded, of which approximately $146.1 million relates to the broadcast license at KRON-TV.

        The Company tests the broadcast licenses using a "Greenfield" income approach. Under this approach, the broadcast license is valued by analyzing the estimated after-tax discounted future cash flows of the station. The assumptions used in the discounted cash flow models reflect historical station performance, industry standards and trends in the respective markets. An analysis of the financial multiples for publicly-traded broadcasting companies, as well as a comparable sales analysis of television station sales, was also utilized to confirm the results of the income approach. The Company adopted this methodology to value broadcast licenses as the Company believes this methodology has, in recent years, become the methodology generally used within the broadcast industry to value such licenses. The Company determined the discount rates using a weighted average cost of capital model. The base discount rate is not specific to the Company or to the stations but is based upon a rate that would be expected by a typical market participant.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to identify whether events or circumstances warrant a revision to the remaining period of amortization. The Company determined that the carrying value of long-lived assets was reasonable and no indicators of impairment exist.

        It is the Company's policy to account for Network Affiliations and other definite-lived intangible assets at the lower of amortized cost or estimated fair value. As part of an ongoing review of the valuation and amortization of other intangible assets of the Company and its subsidiaries, management assesses the carrying value of Network Affiliations and other definite-lived intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that Network Affiliations and other definite-lived intangible assets will not be recoverable as determined by a undiscounted cash flow analysis of the operating assets over the remaining amortization period, the carrying value of other intangible assets would be reduced to their estimated fair value. The Company has determined that the fair value of long-lived assets exceeded the carrying value and accordingly, there were no impairments of Network Affiliations and other definite-lived intangible assets for the years ended December 31, 2006, 2007 and 2008.

        Aggregate amortization expense for the years ended December 31, 2006, 2007 and 2008 was $4.2 million, $4.0 million and $2.9 million and expects to be $3.8 million and $3.1 million in 2009 and 2010 and $2.9 million in each 2011 through 2013. Network Affiliation Agreements are amortized over 25 years and other definite lived intangible assets are amortized over 10 to 15 years.

        If operating conditions or assumptions supporting the valuation of these intangible assets materially change in the future, the Company may be required to record further impairment charges.

Deferred Charges

        Deferred charges at December 31, 2007 and 2008 consist of the following (dollars in thousands):

	2007	2008
Debt issuance costs	$13,955	$13,955
Less accumulated amortization	(5,536)	(7,166)

	$8,419	$6,789

        Debt issuance costs are deferred when funded and are amortized over the term of the related debt and included in depreciation and amortization expense.

Revenue Recognition

        Substantially all of the Company's net operating revenue is comprised of gross revenue from the sale of advertising time on its television stations less agency commissions. Advertising revenue represented approximately 96%, 95% and 95% of total revenues for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Barter Arrangements

        The Company, in the ordinary course of business, provides advertising airtime to certain customers in exchange for products or services. Barter transactions are recorded on the basis of the estimated fair market value of the products or services received. Revenue is recognized as the related advertising is broadcast and expenses are recognized when the merchandise or services are consumed or utilized. Barter revenue transactions, for products or services, amounted to approximately $18,000, $0 and $0 in 2006, 2007 and 2008, respectively, and are recognized in accordance with Company policy as stated above. The Company has entered into barter agreements with program syndicators for television programs with an estimated fair market value, recorded as assets and liabilities at December 31, 2007 and 2008, of $2.3 million and $2.0 million, respectively. Barter revenue programming transactions amounted to approximately $4.7 million, $3.6 million and $3.0 million in 2006, 2007 and 2008, respectively and are recognized in accordance with the Company policies stated above.

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Other Comprehensive Loss

        Other comprehensive loss at December 31, 2006, 2007 and 2008 consist of the following (dollars in thousands):

	Minimum Pension Adjustment	Unrecognized Actuarial Loss on Pension Plan	Derivative Adjustment	Accumulated Other Comprehensive Income(loss)
January 1, 2006	$(3,059)	—	$578	$(2,481)
2006 Activity	663	—	188	851
Impact of adoption of SFAS 158	2,396	$(2,396)

December 31, 2006	—	(2,396)	766	$(1,630)
2007 Activity	—	(65)	(680)	(745)

December 31, 2007	—	(2,461)	86	$(2,375)
2008 Activity	—	(3,191)	(86)	(3,277)

December 31, 2008	$—	$(5,652)	$—	$(5,652)

Derivative Financial Instruments

        The Company utilizes derivative financial instruments, such as interest rate swap agreements, to manage changes in market conditions related to debt obligations.

        Changes in a derivative's fair value are recognized in earnings unless specific hedge criteria are met. As of December 31, 2008, the Company had no interest rate swaps. On May 3, 2005 the Company entered into an interest rate swap agreement for a notional amount of $71.0 million. The Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income loss. For the year ended December 31, 2008 a loss of approximately $86,000 was recorded in other comprehensive loss. The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero in 2008.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value. See Note 5 for fair value of long-term debt.

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

        The Company awarded 590,450 and 495,500 shares of restricted stock during 2006 and 2007, respectively, to certain officers and other eligible employees under the 2004 Equity Incentive Plan. The Company also awarded 757,291 and 636,700 deferred stock units during 2005 and 2006, respectively, to executive officers of the Company under the 2004 Equity Incentive Plan.

        The Company estimates recording additional compensation expense relating to previously issued restricted shares and deferred stock units of approximately $1.8 million and $543,000 during 2009 and 2010, respectively.

        The Company did not grant any options during 2006, 2007 and 2008. The Company had 518,017 and 425,175 stock options outstanding at December 31, 2007 and 2008, respectively.

Impact of Recently Issued Accounting Standards

        In December, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). Changes for business combination transactions pursuant to SFAS No. 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to SFAS No. 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders' equity and the elimination of "minority interest" accounting in results of operations. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will affect the accounting for the Company's acquisitions that occur after the adoption date. Based on the Company's current structure, the Company does not believe the adoption of SFAS No. 160 will have a material impact on the Company's financial statements.

Reclassifications

        Certain prior year balances have been reclassified to conform to the presentation adopted in the current fiscal year. Following the bidding process and subsequent discussions with interested parties regarding the sale of KRON-TV, the Company determined that there were no current active discussions with potential buyers. Accordingly, the operations of KRON-TV have been included as continuing operations in the Company's financial statements for all periods presented in this Annual Report on Form 10-K.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Program License Rights and Liability

        The Company entered into agreements for program license rights of approximately $25.1 million which became available in 2007 and approximately $26.5 million which became available in 2008.

        The unpaid program license liability, which is reflected in the December 31, 2008 balance sheet, is payable during each of the years subsequent to 2008 as follows: $19.4 million in 2009, $64,000 in 2010, $52,000 in 2011, $52,000 in 2012, and $35,000 in 2013. The obligation for programming that has been contracted for, but not recorded in the accompanying balance sheets because the program rights were not currently available for airing aggregated approximately $71.5 million at December 31, 2008. In connection with the Company's ongoing evaluation of its programming contracts, a write-down to net-realizable value may be required when such programs become available for airing.

        During 2007 and 2008, the Company recorded programming impairment charges of approximately $4.6 million and $10.9 million, respectively, representing the excess of the net-realizable value over the carrying value.

4. Long-Term Debt

        Long-term debt at December 31, 2007 and 2008 consisted of the following:

	2007	2008
	(dollars in thousands)
Senior Credit Facility	$341,625	$338,125
8 3/4% Senior Subordinated Notes due 2014	140,000	140,000
10% Senior Subordinated Notes due 2011, including bond premium(1)	346,133	345,554

Total Long-term debt	827,758	823,679
Less:
Current maturities	(3,500)	(823,679)

Long-term debt excluding all current installments	$824,258	—

    (1)
    Includes unamortized bond premium balances of $1.8 million and $1.3 million for the years ended December 31, 2007 and 2008, respectively.

Senior Credit Facility

        On May 3, 2005, the Company amended and restated its senior credit facility. The amended credit facility consists of $300.0 million that matures in 2012 and a revolving credit facility in the amount of $20.0 million that matures in 2010. The credit facility bears a floating interest rate, based upon LIBOR, which ranged from 4.00% to 5.25% at December 31, 2008. On May 3, 2005, the full $300.0 million of the term loan was borrowed. The proceeds of the term loan were used to finance the purchase by the Company of all of its $246.9 million outstanding principal amount of 8 1/2% Senior Notes due 2008 and for working capital. The Company pays an annual commitment fee at the rate of 0.5% per annum of the unused available borrowings under the revolving credit portion of the Senior Credit Facility. The Company capitalized approximately $6.0 million of fees associated with the new term loan and revolving credit facility.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt (Continued)

        On May 30, 2006, the Company entered into (i) the First Amendment (the "First Amendment") to the Senior Credit Facility and (ii) the Increase Joinder (the "Increase Joinder") to the Senior Credit Facility. The First Amendment effected certain amendments to the Senior Credit Facility including, without limitation, (i) the reduction of the minimum amount of cash the Company must maintain from $35.0 million to $10.0 million and (ii) an increase of 0.25% to each of the Base Rate Margin and the LIBOR Margin (used in the calculation of interest rates payable by the Company under the Senior Credit Facility). As a result of the margin increases, the Base Rate and the LIBOR Rate margins are now equal to 1.50% and 2.50%, respectively. As of December 31, 2008 all amounts outstanding under the Senior Credit Facility bore interest based upon LIBOR. The Increase Joinder provided for a $50.0 million incremental term loan under the Senior Credit Facility. The full $50.0 million of the incremental term loan was borrowed by the Company on May 30, 2006. The Company capitalized approximately $1.4 million of fees associated with the incremental term loan and First Amendment.

        The incremental term loan has the same terms and conditions as the term loans outstanding under the Senior Credit Facility (as amended by the First Amendment) immediately prior to the incremental term loan borrowing. The term loan portion of the Senior Credit Facility matures in 2012.

        The Senior Credit Facility is secured by the pledge of all the capital stock of the Company's subsidiaries and a first priority lien on all of the assets of the Company and its subsidiaries. The Senior Credit Facility requires the Company to maintain a cash and short-term investment balance of at least $10.0 million. The other covenants contained in the Senior Credit Facility are substantially similar to the covenants contained in the indentures governing the Company's senior subordinated notes. At December 31, 2008, the Company was in compliance with all covenants contained under the Senior Credit Facility. Due to the Company's decision to forego principal and interest payments and the filing of the Chapter 11 case has triggered a subsequent event of default under its Senior Credit Facility and therefore all amounts outstanding under the Senior Credit Facility are automatically and immediately due and payable. The Company believes that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 case in the Bankruptcy Court.

        At December 31, 2008, $338.1 million was outstanding under the term loan and the full $20.0 million was undrawn under the revolving facility.

        The liquidity and capital resources of the Company and its subsidiaries are significantly affected by the Chapter 11 Case. Our bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters. As a result of our bankruptcy filing, the Debtors are not permitted to make any payments on its prepetition liabilities without prior Bankruptcy Court approval. Under the priority schedule established by the Bankruptcy Code, certain postpetition and prepetition liabilities need to be satisfied before general unsecured creditors and holders of the Company's membership interests are entitled to receive any distribution.

        At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or when we will emerge from Chapter 11. Our future results depend upon our confirming and successfully implementing, on a timely basis, a plan of reorganization. The continuation of the Chapter 11 Case, particularly if a plan of reorganization is not timely approved or confirmed could further adversely affect our operations and relationship with our customers, employees, regulators, vendors, and agents. If confirmation and consummation of a plan of reorganization do not occur expeditiously, the Chapter 11 Case could result in, among other things,

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt (Continued)

increased costs for professional fees and similar expenses. In addition, prolonged Chapter 11 Cases may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operation of our business.

Interest Rate Swap Agreements

        On May 3, 2005, the Company entered into an interest rate swap agreement for a notional amount of $71.0 million with a commercial bank who is also a lender under the Senior Credit Facility. The Company accounted for this agreement as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the change in the fair value of the interest rate swap was reported as a component of other comprehensive income loss. For the year ended December 31, 2008 a loss of approximately $87,000 was recorded in other comprehensive loss. The swap expired on May 8, 2008. Accordingly, the fair value of the swap was reduced to zero during the year ended December 31, 2008.

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt (Continued)

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

        Due to the Company's decision to forego interest payments on its Senior Subordinated Notes and the filing of the Chapter 11 case has triggered a subsequent event of default under and therefore all amounts outstanding under the Senior Subordinated Notes are automatically and immediately due and payable. The Company believes that any efforts to enforce the payment obligations are stayed as a result of the filing of the Chapter 11 case in the Bankruptcy Court.

        At December 31, 2008, the March 2001 Notes and the December 2003 Notes were trading in the public market with ask prices per bond of $1.00 and $1.88, respectively.

        Although all outstanding amounts under the Senior Credit Facility and Senior Subordinated Notes are classified as current due to covenant violations, the scheduled maturities are as follows (in thousands):

Year ended December 31:	Senior Credit Facility	Senior Subordinated Notes
2009	$3,500	$—
2010	3,500	—
2011	3,500	344,299
2012	327,625	—
2013	—	—
Thereafter	—	140,000

	$338,125	$484,299

5. Stockholders' Deficit

Common Stock

        The Company's stockholders' equity consists of three classes of common stock designated Class A, Class B and Class C that are substantially identical except for voting rights. The holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to ten votes per share. Holders of Class C Common Stock are not entitled to vote. Except as set forth in the Company's Restated Certificate of Incorporation, holders of all classes of Common Stock entitled to vote will vote together as a single class. Holders of Class C Common Stock may at any time convert their shares into the same number of shares of Class A Common Stock. At December 31, 2008 no shares of Class C Common Stock were outstanding.

        Ownership of Class B Common Stock is restricted to members of management and by, or in trust for, family members of management ("Management Group"). In the event that any shares of Class B

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Deficit (Continued)

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

        The Company contributed Class A Common Stock to its defined contribution plan for 2006, 2007 and the first quarter of 2008. Commencing with the second quarter of 2008, the contributions were made in cash.

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Deficit (Continued)

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

5. Stockholders' Deficit (Continued)

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

        For the years ended December 31, 2006, 2007 and 2008, the Company recorded non-cash compensation expense in connection with the issuance of the restricted shares and deferred stock units of approximately $3.4 million, $4.3 million and $3.5 million, respectively.

        There were 2,176,679, 2,245,147 and 1,023,676 unvested restricted shares and deferred stock units as of December 31, 2006, 2007 and 2008, respectively, with a weighted average share price of $4.13, $3.95 and $4.44 , respectively.

        Changes during 2006, 2007 and 2008 in stock options are summarized below:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2006	609,017	$22.60
Granted	—	—
Exercised	—	—
Forfeited	(73,600)	25.29

Outstanding at December 31, 2006	535,417	$22.23
Granted	—	—
Exercised	—	—
Forfeited	(17,400)	32.15

Outstanding at December 31, 2007	518,017	$21.90

Granted	—	—
Exercised	—	—
Forfeited	(92,842)	28.31

Outstanding at December 31, 2008	425,175	$20.49

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Deficit (Continued)

        All outstanding options at December 31, 2008 were exercisable. The aggregate intrinsic value for vested options was $0 at December 31, 2008.

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$10.01 - $15.08	164,475	3.34	$12.34
$19.75 - $25.38	181,900	1.41	$21.28
$31.50 - $35.06	75,000	2.08	$35.06
$43.50 - $61.20	3,800	0.75	$48.13

	425,175	2.27	$20.49

        Included in the outstanding options as of December 31, 2008, were 90,000 non-qualified options with an exercise price of $22.06 which were granted outside of the 2004 Plan.

        At December 31, 2008, the Company has reserved 422,175 shares of its Class A Common Stock and 3,000 shares of Class B Common Stock in connection with stock options.

Non-Employee Directors' Deferred Stock Unit Plan

        On May 4, 2004, the shareholders of the Company approved the Young Broadcasting Inc. 2003 Non-Employee Directors' Deferred Stock Unit Plan (the "2003 Plan"). The 2003 Plan provides for the award of deferred stock units to non-employee directors of the Company.

        Those directors who are not also employees of the Company receive an annual retainer as fixed by the Board. For the twelve months beginning October 1, 2006 there were five non-employee directors each of who received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. For the twelve months beginning October 1, 2007, there were six non-employee directors of the Company each of who received an annual retainer of $60,000, with half of such retainer being payable in cash and the other half being payable in deferred stock units. For the twelve months ended October 1, 2008 there were five non-employee directors of the Company each of who received an annual retainer of $60,000, all of which was payable in cash. Accordingly, on October 1, 2006 and 2007, an aggregate of 13,333 and 13,100 deferred stock units were granted to the non-employee directors. Under the Director Compensation Program, the Chairman of the Audit Committee and the Chairman of the Compensation Committee is each entitled to receive an additional annual retainer of $10,000 and $5,000, respectively. For the 2006 and 2007 one half was paid in cash and one half in deferred stock units. Accordingly, on October 1, 2006 and 2007, the Chairman of the Audit Committee as of October 1, 2006 and 2007 and the Chairman of the Compensation Committee as of October 1, 2006 and 2007 were paid $5,000 and $2,500 in cash, respectively, and were granted awards of 2,223 and 1,111 deferred stock units, respectively, for 2006; 2,184 and 1,092 deferred stock units, respectively, for 2007. The Chairman of the Audit Committee and Chairmen of the Compensation Committee received the entire retainer of $10,000 and $5,000, respectively in cash for 2008. The deferred stock units represent the right to receive a like number of shares of Company common stock six months following the date the director ceases to serve as a board

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Stockholders' Deficit (Continued)

member, to the extent the units have vested as of such date. The deferred stock units vest in equal installments on the first and second anniversaries of the date of award. If a director voluntarily leaves the Board or is removed for cause, any unvested deferred stock units will be forfeited. If a director ceases to be a Board member for any other reason, any unvested units will automatically vest in full. During 2008, two directors retired from the Board and accordingly their shares totaling 87,250 were automatically vested for the year ended December 31, 2008.

Nasdaq Delisting

        Effective January 27, 2009, the Nasdaq Hearings Panel, suspended the Company's common stock from trading on the Nasdaq since the Company failed to meet certain of the Nasdaq requirements for continued listing. The Company did not appeal the Nasdaq Hearing Panel's determination. Following suspension from the Nasdaq the Company began trading on the Pink Sheet Electronic Quotation Service.

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

        The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Marketable securities(1)	$1,002	$1,002	—	—
Deferred compensation investment(2)	1,561	1,561	—	—

Total	$2,563	$2,563	—	—

Liabilities
Deferred compensation liability(3)	$1,561	—	$1,561	—

Total	$1,561	—	$1,561	—

(1)
Included in short-term investments in the Company's consolidated balance sheets.

(2)
Included in deposits and other assets in the Company's consolidated balance sheets.

(3)
Included in other liabilities on the Company's consolidated balance sheets.

        Marketable securities are comprised of Unites States ("U.S") treasury bills. The Company measures the fair value of its $1.0 million marketable securities under a Level 1 input as defined by SFAS 157. For the year ended December 31, 2008, the Company recorded approximately $2,000, of unrealized loss on these marketable securities, which was recorded as part of interest expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation investments under a Level 1 input as defined by SFAS 157. For the year ended December 31, 2008, the Company recorded approximately $661,000, of unrealized loss on these investments, which was recorded as part of other expense, net in the consolidated statement of operations.

        The Company measures the fair value of its deferred compensation liability under a Level 2 input as defined by SFAS 157. For the year ended December 31, 2008, the deferred compensation liability increased approximately $661,000, which was recorded as part of corporate overhead in the consolidated statement of operations.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        The total tax provision (benefit), including discontinued operations, recorded for the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	2006	2007	2008
Federal
Current	$(7,691)	—	—
Deferred	$15,335	9,068	(13,287)

	$7,644	$9,068	$(13,287)
State
Current	976	(247)	3,114
Deferred	3,651	4,579	(3,714)

	$4,627	4,332	(600)
Total	$12,271	$13,400	$(13,887)

        Included in the Company's income tax benefit for the year ended December 31, 2008 is a net deferred tax benefit of $17.0 million attributable to an impairment of indefinite-lived intangibles, which decreases the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of intangible assets not expected to be reversed during the net operating loss carryforward period.

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.

        As a result of the implementation of FIN 48, the Company recognized a $46,211 increase in its liability for income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit. As of December 31, 2008, the Company's unrecognized tax benefits totaled $5.5 million including interest, all of which, if recognized, would affect the effective tax rate in future periods.

        The total amount of unrecognized tax benefits as of December 31, 2008 was $3.5 million, all of which would affect the tax rate in future periods. The table below represents a reconciliation between the beginning and ending balances of the total amount of gross unrecognized tax benefits exclusive of interest and penalties for the year ended December 31, 2007 and December 31, 2008 (in thousands).

	2007	2008
Unrecognized tax benefits at January 1,	$2,900	$2,698
Increases in tax positions for prior years	—	1,808
Decrease in tax positions for prior years	(170)	—
Increases in tax positions for current years	—	—
Decrease relates to settlements with taxing authorities	—	(645)
Decrease from lapse of applicable statute of limitations	(32)	(311)

Balance at December 31,	$2,698	$3,550

        Interest and penalties related to income tax liabilities are included in income tax expense and approximated $395,000 and $1.4 million for the years ended December 31, 2007 and 2008, respectively.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

The Company had approximately $534,000 and $1.9 million accrued at December 31, 2007 and 2008, respectively for the payment of interest and penalties, which is included in the unrecognized tax benefit of $3.2 million and $5.4 million at December 31, 2007 and 2008, respectively.

        While the Company does not anticipate any significant changes to the amount of liabilities for unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

        With limited exceptions, the Company is no longer subject to U.S. federal and state and local income tax audits by taxing authorities for years through December 31, 2004. The Company expects to settle a New York City income tax audit for the 2003-2005 years within the next twelve months.

        In accordance with SFAS 142 the Company no longer amortizes the book basis of indefinite-lived intangibles, but continues to amortize these intangibles for tax purposes. The deferred tax liability for the years ended December 31, 2008 and 2007 decreased by $17.0 million and increased by $13.6 million, respectively. The decrease in 2008 was primarily due to the impairment of indefinite-lived intangible assets, which decreases the Company's deferred tax liability for the tax effect of the difference between the book and tax basis of intangible assets not expected to reverse during the net operating loss carryforward period. The increase in 2007 was attributable to the tax effect of the difference between the book and tax bases of the intangible assets not expected to reverse during the net operating loss carryforward period.

        At December 31, 2008, the Company had net operating loss ("NOL") carryforwards for federal tax purposes of approximately $630.4 million expiring at various dates through 2028.

        The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense (benefit) is as follows (dollars in thousands):

	2006	2007	2008
(Benefit) at federal statutory rate (35%)	$(15,529)	$(20,794)	$(134,255)
State and Local Tax Provision (Benefit)	640	(312)	56
Indefinite lived intangible assets	18,985	13,647	(16,291)
Federal and state tax reserves	(7,354)	65	3,059
Losses with no benefit	15,529	20,794	134,255
Change in tax rate on deferred taxes	—	—	(711)

Total Tax	$12,271	$13,400	$(13,887)

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets/ (liabilities), as of December 31, 2007 and 2008 are as follows:

	2007	2008
	(dollars in thousands)
Deferred Tax Assets/(Liabilities)
Intangibles—Definite Lived	$(18,224)	$(15,896)
Intangibles—Indefinite Lived	(48,935)	51,687
Net Operating Loss Carryforwards	204,195	242,198
Stock Option Compensation Accrued	6,737	6,565
Restricted Stock	3,245	4,460
Fixed Assets	(6,513)	(5,372)
Network Compensation Deferral	1,465	1,246
Program Cost Write-Downs	1,084	3,022
Pension Obligation	920	2,135
Other	1,812	1,618
Less: Valuation Allowance for Deferred Tax Assets	(195,648)	(324,523)

Net Deferred Tax Asset/(Liability)	$(49,862)	$(32,860)

        Included in other comprehensive income for the years ended December 31, 2006, 2007, and 2008 are deferred tax assets of approximately $652,000, $920,000 and $2.1 million, respectively, relating to the Company's derivative instrument and pension liability, which is offset by a valuation allowance.

8. Employee Benefit Plans

Defined Contribution Plan

        The Company sponsors a defined contribution plan ("Plan"), which provided retirement benefits for all eligible employees. The Plan participants may make pretax contributions from their salaries up to 75% of their compensation but no more than the maximum dollar amount allowed by the Internal Revenue Code. Effective January 1, 2006, the Company's matching contribution is a dollar for dollar match for deferrals up to the first 3% of pay, plus one-half of the next 2% deferred (to a total maximum of 5% deferred), for a maximum match of 4%. Furthermore, effective January 1, 2006, employer matching contributions are considered fully vested immediately when allocated to the participant accounts.

        For the years ended December 31, 2006, 2007 and 2008, the Company incurred matching contributions of approximately, $1.8 million, $2.0 million and $1.7 million, respectively. The Company effected such contributions by issuing shares on a quarterly basis for 2006 and 2007 (601,854 and 652,481). For the year ended December 31, 2008, the Company issued shares only for the first quarter of the year (706,432) leading to a non-cash expense of approximately $537,000. For the remaining three quarter of 2008, the match was contributed in cash, for a total cash compensation expense of $1.1 million.

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

        The pension plan's investment policy includes the following allocation guidelines:

Asset Class	Policy Target
Equity investments	60%
Fixed-income investments	40%

Total	100%

        At December 31, 2007 and 2008, the pension plan assets were invested among the following asset categories based on fair value:

	December 31,
	2007	2008
Equity securities	59%	56%
Fixed-income	40%	44%
Other	1%	—

Total	100%	100%

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

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

        The following table sets forth the funded status of for the Company's benefit plan:

	2007	2008
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$10,869,476	$10,699,195
Expenses	42,300	42,400
Interest cost	614,590	641,868
Actuarial gain	(242,866)	221,013
Benefits paid	(584,305)	(618,960)

Projected benefit obligation, end of year	10,699,195	10,985,516

Changes in plan assets:
Fair value of plan assets, beginning of year	8,279,881	8,804,378
Actual return of plan assets, net of expenses paid	266,214	(2,338,085)
Employer contributions	842,588	605,826
Benefits paid	(584,305)	(618,960)

Fair value of plan assets, end of year	8,804,378	6,453,159

Net amount recognized	$(1,894,817)	$(4,532,357)

        Amounts recognized in the consolidated balance sheets consist of:

	2007	2008
Pension liability	$1,894,817	$4,532,357
Accumulated other comprehensive income:
Actuarial loss	$2,461,219	$5,652,404

        The following components of net pension cost were as follows

	2006	2007	2008
Service Cost	$42,200	$42,300	$42,400
Interest Cost	598,362	614,590	641,868
Expected Return on Plan Assets	(675,034)	(710,262)	(770,933)
Amortization of net loss	138,551	136,611	138,846
Amortization of transition asset	(13,836)	—	—

Net periodic cost	$90,243	$83,239	$52,181

        The Company used the straight line method as its alternate amortization method in amortizing unrecognized net loss for 2006, 2007 and 2008. The service cost attributable to service accruals has been eliminated due to the plan freeze.

        The net periodic cost for 2009 is expected to increase to approximately $173,000, which compares to the expense for 2008 of approximately $52,000.

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans (Continued)

        The weighted average assumptions used to determine projected benefit obligations were as follows:

	2007	2008
Discount rate	6.0%	6.25%
Rate of compensation increase	n/a	n/a

        The weighted average assumptions used to determine net periodic pension costs were as follows:

	2006	2007	2008
Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	n/a	n/a	n/a

        A contribution of approximately $410,000 to the benefit plan is expected in 2009.

        The following estimated future benefit payments over the next five years and in aggregate five years thereafter. These benefit payments reflect expected future employee services:

Years	Amount
2009	$667,090
2010	$666,396
2011	$649,152
2012	$700,292
2013	$711,506
2014 - 2018	$3,938,549

9. Commitments, Contingencies and Other

Operating Leases

        The Company has certain non-cancelable operating leases, primarily for administrative offices, broadcast equipment and vehicles that expire over the next five years. These leases generally contain renewal options for periods of up to five years and require the Company to pay all costs such as maintenance and insurance.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows:

(dollars in thousands)
Year ending December 31:
2009	$1,344
2010	822
2011	669
2012	559
2013	553
Thereafter	2,188

Total minimum lease payments	$6,135

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Commitments, Contingencies and Other (Continued)

        Future minimum lease payments under non-cancelable operating leases are net of sublease income of approximately $115,000 for 2009. Rental expense under operating leases for the years ended December 31, 2006, 2007 and 2008 was approximately $2.0 million, $2.1 million and $2.0 million, respectively.

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

Legal Matters

        On February 13, 2009, the Company and certain of its subsidiaries (collectively "the Debtors") filed voluntary petitions for relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As in such normal cases, the Company plans to continue operating its television stations without interruption. The Chapter 11 case have been consolidated solely on an administrative basis and are pending as Case No 09-10645.

        We continue to operate our stations and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Bankruptcy Court has approved payment of certain of the Debtors' pre-petition obligations, including, among other things, employee wages, salaries and benefits, and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, with Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

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

Cost Savings Plan

        In February 2008, the Company implemented an expense reduction plan that is expected to reduce expenses by approximately $15.0 million on an annualized basis. This plan reduced workforce by approximately 11%. As a result of the personnel changes associated with the plan, the Company incurred approximately $3.3 million in severance costs in 2008, of which approximately $780,000 will be paid out subsequent to the year ended December 31, 2008. Severance expense is included in selling, general and administrative expenses, excluding depreciation expense, in the Consolidated Statement of Operations.

10. Earnings Per Share

        The weighted average number of shares outstanding during the period has been used to calculate basic earnings per share. The deferred stock units have not been included in the computation of diluted earnings per share because they would be anti-dilutive.

        For the years ended December 31, 2006, 2007 and 2008, common stock equivalents of 152,928, 633,828 and 106,500 have been excluded in the computation as they are anti-dilutive on the loss per share. For all periods, all shares underlying outstanding stock options are excluded for the computation of diluted earnings per share, since the exercise price of all previously granted stock options that remain outstanding was greater than the average market price of the common shares.

11. Quarterly Financial Data (Unaudited)

        The following summarizes the Company's results of operations for each quarter of 2008 and 2007 (in thousands, except per share amounts. The loss per common share computation for each quarter and

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Quarterly Financial Data (Unaudited) (Continued)

the year are separate calculations. Accordingly, the sum of the quarterly loss per common share amounts may not equal the loss per common share for the year.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$45,962	$47,447	$45,538	$51,839	$190,786
Operating expenses, including selling, general and administrative expenses	32,070	32,154	31,050	31,416	126,690
Amortization of program license rights	5,635	5,449	5,325	4,946	21,355
Write-down of program license rights	—	251	8,013	2,656	10,920
Depreciation and amortization	3,507	3,629	3,510	5,037	15,683
Impairment loss	—	139,063	—	181,127	320,190
Corporate overhead, excluding depreciation expense	3,634	3,226	3,101	3,979	13,940

Operating income	1,116	(136,325)	(5,461)	(177,322)	(317,992)
Interest expense, net	(16,699)	(16,008)	(16,168)	(16,555)	(65,430)
Non-cash change in market value of swaps	(11)	—	26	—	15
Other (expense) income, net	(110)	(56)	33	(46)	(179)

	(16,820)	(16,064)	(16,109)	(16,601)	(65,594)

Loss income before provision from income taxes	(15,704)	(152,389)	(21,570)	(193,923)	(383,586)
Benefit (provision) from income taxes	732	(607)	(654)	14,416	13,887

Net loss	$(14,972)	$(152,996)	$(22,224)	$(179,507)	$(369,699)
Loss per common share:
Net loss per common share—basic and diluted	$(0.65)	$(6.47)	$(0.93)	$(7.54)	$(15.69)

Weighted average shares—basic and diluted:	23,018,883	23,640,859	23,772,131	23,818,592	23,563,888

Young Broadcasting Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Quarterly Financial Data (Unaudited) (Continued)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net operating revenue	$46,847	$51,953	$47,526	$54,908	$201,234
Operating expenses, including selling, general and administrative expenses	33,688	34,005	33,799	32,995	134,487
Amortization of program license rights	6,070	6,057	5,590	5,813	23,530
Write-down of program licenses	—	510	3,951	103	4,564
Depreciation and amortization	4,297	4,214	4,067	4,302	16,880
Corporate overhead, excluding depreciation expense	3,673	3,097	2,761	3,287	12,818

Operating (loss) income	(881)	4,070	(2,642)	8,408	8,955
Interest expense, net	(17,040)	(17,251)	(17,424)	(17,485)	(69,200)
Non-cash change in market value of swaps	(3)	(3)	(3)	(6)	(15)
Other income (expense), net	308	(148)	79	709	948

	(16,735)	(17,402)	(17,348)	(16,782)	(68,267)

Loss before provision from income taxes	(17,616)	(13,332)	(19,990)	(8,374)	(59,312)
(Provision) benefit for income taxes	(7,756)	(4,853)	(4,828)	4,037	(13,400)

Net loss	$(25,372)	$(18,185)	$(24,818)	$(4,337)	$(72,712)
Loss per common share—basic and diluted:
Net loss per common share—basic and diluted	$(1.15)	$(0.89)	$(1.10)	$(1.90)	$(3.23)

Weighted average shares—basic and diluted	22,046,603	20,359,243	22,657,928	22,845,122	22,464,375

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YOUNG BROADCASTING INC.

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Bal. at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Bal. at End of Period
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,050,000	365,000	—	209,000	$1,206,000
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$1,206,000	503,000	—	698,000	$1,011,000
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$1,011,000	1,080,000	—	1,234,000	$857,000

(1)
Net write-off of uncollectible accounts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

        During the year ended December 31, 2008, the Company continued the implementation of a new sales and traffic billing system as well as a new payroll system. While we expect that the implementation of these new systems will enhance our existing controls over financial reporting, we do not believe the new systems will materially affect, or be reasonably likely to materially affect, our internal control over financial reporting.

        There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not Applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information called for by Item 10 is set forth in the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement"), which is incorporated herein by this reference.

Item 11.    Executive Compensation.

        Information called for by Item 11 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Information called for by Item 12 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information called for by Item 13 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 14.    Principal Accounting Fees and Services.

        Information called for by Item 14 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   Financial statements and the schedule filed as a part of this report are listed on the "Index to Consolidated Financial Statements" at page 56 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Consolidated Financial Statements.

        (b)   Exhibits

EXHIBITS

Exhibit Number		Exhibit Description
3.1		Restated Certificate of Incorporation of the Company(1)

3.2		Third Amended and Restated By-laws of the Company(20)

9.1	(a)	Voting Trust Agreement, dated July 1, 1991, between Adam Young, and Vincent Young and Richard Young as trustees(2)

9.1	(b)	Amendment No. 1, dated as of July 22, 1994, to Voting Trust Agreement(2)

9.1	(c)	Amendment No. 2, dated as of April 12, 1995, to Voting Trust Agreement(3)

9.1	(d)	Amendment No. 3, dated as of July 5, 1995, to Voting Trust Agreement(3)

9.1	(e)	Amendment No. 4, dated as of September 11, 1996, to Voting Trust Agreement(4)

9.1	(f)	Amendment No. 5, dated as of January 21, 1997, to Voting Trust Agreement(4)

9.1	(g)	Amendment No. 6 dated as of May 20, 1997, to Voting Trust Agreement(5)

9.1	(h)	Amendment No. 7, dated August 27, 1997, to Voting Trust Agreement(6)

9.1	(i)	Amendment No. 8, dated April 9, 1998, to Voting Trust Agreement(6)

9.1	(j)	Amendment No. 9, dated September 16, 1999, to Voting Trust Agreement(7)

9.1	(k)	Amendment No. 10, dated March 9, 2000, to Voting Trust Agreement(7)

9.1	(l)	Amendment No. 11, dated June 30, 2001, to Voting Trust Agreement(7)

10.1	(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Vincent Young(5)

10.1	(b)*	Employment Agreement, dated as of August 8, 2007, between the Company and Vincent A. Young(19)

10.2	(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and James A. Morgan(5)
10.2	(b)*	Employment Agreement, dated as of August 8, 2007, between the Company and James A. Morgan(19)

10.3	(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Deborah A. McDermott(5)

10.3	(b)*	Employment Agreement, dated as of August 8, 2007, between the Company and Deborah A. McDermott(19)

Exhibit Number		Exhibit Description
10.4	(a)*	Employment Agreement, dated as of August 1, 1998, between the Company and Ronald Kwasnick(5)

10.4	(b)*	Severance and Release Agreement, dated as of July 9, 2004, between the Company and Ronald Kwasnick(8)

10.5		Affiliation Agreement, dated as of September 26, 2005, between Young Broadcasting Inc. and The ABC TV Network, relating to WKRN, WTEN, WRIC, WATE and WBAY**(9)

10.6		Affiliation Agreement, dated as of March 16, 2005, between Young Broadcasting Inc. and The NBC TV Network, relating to KWQC**(9)

10.7	(a)	Affiliation Agreement, dated September 19, 1994, between KLFY, L.P. and CBS(2)

10.7	(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of KLFY-TV, Lafayette, Louisiana**(10)

10.8	(a)	Affiliation Agreement, dated September 19, 1994, between Young Broadcasting of Lansing, Inc. and CBS(3)

10.8	(b)	Agreement, dated as of September 29, 2004, between the Company and CBS, amending the affiliation agreement of WLNS-TV, Lansing, Michigan**(10)

10.9		Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KELO); Affiliation Agreements (satellite), each dated April 3, 1996, between Young Broadcasting of Sioux Falls, Inc. and CBS (KPLO and KDLO); and Affiliation Agreement, dated April 3, 1996, between Young Broadcasting of Rapid City, Inc. and CBS (KCLO)(11)

10.11	(a)	Lease, dated March 29, 1990, between Lexreal Associates, as Landlord, and the Company(2)

10.11	(b)	First Amendment to Lease, dated January 14, 1997(4)

10.11	(c)	Second Amendment to Lease, dated May 25, 1999(5)

10.11	(d)	Third Amendment to Lease, dated January 14, 2000(5)

10.11	(e)	Partial Lease Surrender and Termination Agreement and Fourth Amendment of Lease, dated July 26, 2000(5)

10.12	(a)	Fourth Amended and Restated Credit Agreement, dated as of May 3, 2005(12)

10.12	(b)	First Amendment to Fourth Amended and Restated Credit Agreement, dated May 30, 2006(17)

10.12	(c)	Increase Joinder to the Fourth Amended and Restated Credit Agreement, dated May 30, 2006(17)

10.13	(a)*	Young Broadcasting Inc. 2004 Equity Incentive Plan(13)

10.13	(b)*	Amendment to the Young Broadcasting Inc. 2004 Equity Incentive Plan(21)

10.13	(c)*	Form of Restricted Stock Award Agreement(8)

10.13	(d)*	Form of Deferred Stock Award Agreement(8)

10.14	*	Stock Option Agreement, dated June 23, 2000, between the Company and Paul Dinovitz(6)

Exhibit Number		Exhibit Description
10.15	(a)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Vincent J. Young(14)

10.15	(b)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and Deborah McDermott(14)

10.15	(c)	Exchange Agreement, dated November 29, 2005, between Young Broadcasting Inc. and James Morgan(14)

10.16	*	Young Broadcasting Inc. 2003 Non-Employee Directors Deferred Stock Unit Plan(15)

10.17	*	Young Broadcasting Inc. Supplemental Executive Deferred Compensation Plan(8)

10.18	(a)	Indenture, dated March 1, 2001, among the Company, the Subsidiary Guarantors and First Union National Bank, N.A. relating to the 10% Senior Subordinated Notes due 2011(5)

10.18	(b)	Indenture Supplement No. 1 dated as of August 27, 2004(10)

10.19	(a)	Indenture, dated December 23, 2003, among the Company, the Subsidiary Guarantors and Wachovia Bank, N.A. relating to the 8 3/4% Senior Subordinated Notes due 2014(6)

10.19	(b)	Indenture Supplement No. 1 dated as of August 27, 2004(10)

10.20		Confirmation dated May 6, 2005, between Merrill Lynch and the Company relating to the May 8, 2006 interest rate swap agreement(18)

10.21		Asset Purchase Agreement, dated as of February 12, 2002, among CBS Broadcasting Inc., Young Broadcasting Inc., Young Broadcasting of Los Angeles Inc. and Fidelity Television, Inc.(16)

11		Statement re computation of per share earnings

21.1		Subsidiaries of the Company

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certifications

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

(21)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 6, 2008 and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

**
Portions have been omitted pursuant to a request for confidential treatment

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNG BROADCASTING INC.
Date: April 22, 2009	By:	/s/ VINCENT J. YOUNG Vincent J. Young Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ VINCENT J. YOUNG Vincent J. Young	Chairman and Director (principal executive officer)	April 22, 2009
/s/ JAMES A. MORGAN James A. Morgan	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer) and Director	April 22, 2009
/s/ DEBORAH A. MCDERMOTT Deborah A. McDermott	President and Director	April 22, 2009
/s/ REID MURRAY Reid Murray	Director	April 22, 2009
/s/ ALFRED J. HICKEY, JR Alfred J. Hickey, jr	Director	April 22, 2009
/s/ JEFFREY AMLING Jeffrey Amling	Director	April 22, 2009
/s/ RICHARD C. LOWE Richard C. Lowe	Director	April 22, 2009
/s/ ALEXANDER T. MASON Alexander T. Mason	Director	April 22, 2009